Form 10-Q
period 1995-03-31
CB BANCSHARES INC/HI
filed 1995-05-15
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995


                                      OR


   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                        Commission File Number 0-12396



                             CB BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


                 Hawaii                             99-0197163
        (State of Incorporation)       (IRS Employer Identification No.)


                 201 Merchant Street   Honolulu, Hawaii  96813
                    (Address of principal executive offices)


                                (808) 546-2411
                       (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at April 30, 1995 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
- - - - -------------------------------------------------------------------------------
                                        March 31,    December 31,    March 31,
                                          1995          1994           1994
- - - - -------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   49,902    $   48,748     $   45,854
Federal Funds Sold and securities
     purchased                                  5             5         41,805
Investment securities:
     Held-to-maturity                     223,052       247,995        125,851
     Available for sale                    42,563        13,998         30,202
     Trading                                1,039         4,997           -
Gross loans                             1,104,711     1,082,187        555,921
     Less allowance for loan losses       (14,423)      (21,089)       (10,043)
Net Loans                               1,090,288     1,061,098        545,878
Premises and equipment                     17,619        17,287         10,272
Other assets                               43,210        33,247         26,987
Goodwill                                   11,923        12,136           -
- - - - -------------------------------------------------------------------------------
Total assets                           $1,479,601    $1,439,511     $  826,849
===============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Non-interest bearing                 $  124,078    $  135,368     $  109,429
  Interest bearing                        828,332       788,076        546,823
- - - - -------------------------------------------------------------------------------
     Total deposits                       952,410       923,444        656,252
Short-term borrowings                     283,673       274,903          5,474
Other liabilities                          28,531        16,795         13,463
Long-term debt                             96,232       106,850         65,000
- - - - -------------------------------------------------------------------------------
     Total liabilities                  1,360,846     1,321,992        740,189
Deferred gain                               6,220         6,354          6,667
Stockholders' equity (Note B)
  $1 par value, 50,000,000 shares authorized
  Issued and outstanding - 3,551,228 shares
  (2,706,000 shares at March 31, 1994)      3,551         3,551          2,706
Additional paid-in capital                 65,080        65,080         39,723
Retained earnings                          44,068        42,886         37,542
Unrealized valuation adjustment              (164)         (352)            22
Total stockholders' equity                112,535       111,165         79,993
- - - - -------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,479,601    $1,439,511     $  826,849
===============================================================================

                              CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                  Quarter ended
- - - - -------------------------------------------------------------------------------
                                                  March 31,         March 31,
                                                    1995              1994
- - - - -------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $23,230        $10,996
  Interest and dividends on investment securities
    Taxable                                             4,023          2,466
    Non taxable                                            70            107
    Dividends                                             162            136
  Other interest income                                   118            278
- - - - -------------------------------------------------------------------------------
         Total interest income                         27,603         13,983

Interest Expense
  Deposits                                              7,815          3,214
  Short-term borrowings                                 4,131            138
  Long-term debt                                        1,716            638
- - - - -------------------------------------------------------------------------------
         Total interest expense                        13,662          3,990
         Net interest income                           13,941          9,993
Provision for loan losses                                 120            409
- - - - -------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,821          9,584

Other income
  Service charges and fees                              2,072          1,829
  Other                                                   112            112
- - - - -------------------------------------------------------------------------------
         Total other income                             2,184          1,941

Other expenses
  Salaries and employee benefits                        5,074          3,358
  Net occupancy and equipment expense                   2,419          1,782
  Other                                                 4,776          2,658
- - - - -------------------------------------------------------------------------------
         Total other expenses                          12,269          7,798
- - - - -------------------------------------------------------------------------------
         Income before income taxes                     3,736          3,727
  Provision for income taxes                            1,400          1,463
- - - - -------------------------------------------------------------------------------
Net income                                             $2,336         $2,264
===============================================================================
Per common share:
         Net income                                    $ 0.66         $ 0.84
===============================================================================

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                  Quarter ended March 31,
- - - - -------------------------------------------------------------------------------
                                                         1995          1994
- - - - -------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                         $ 2,236        $2,264
     Net adjustments to reconcile net income to cash
       provided by operating activities                   1,400          (277)
- - - - -------------------------------------------------------------------------------
     Net cash provided by operating activities            3,736         1,987

Cash flow provided by investing activities:
     Increase (decrease) in federal funds sold and
       securities under resale agreements                     0       (16,800)
     Proceeds from maturities of investment securities    7,546        15,034
     Purchase of investment securities                   (6,171)      (29,900)
     Net (decrease) increase in loans                   (29,287)       (6,691)
     Capital expenditures                                  (634)         (329)
- - - - -------------------------------------------------------------------------------
     Net cash provided (used) in investing activities    28,546       (38,686)

Cash flow provided by financing activities:
     Net increase in deposits                            28,966        34,097
     Net increase (decrease) in short-term borrowings     8,770        (1,864)
     Increase (decrease) in long-term debt              (10,618)            0
     Cash dividend paid                                  (1,154)         (779)
- - - - -------------------------------------------------------------------------------
     Net cash provided by financing activities           25,964        31,454

     INCREASE (DECREASE) IN CASH                          1,154        (5,245)
- - - - -------------------------------------------------------------------------------

Cash and due from banks at beginning of period           48,748        51,099
- - - - -------------------------------------------------------------------------------

Cash and due from banks at end of period                $49,902       $45,854
===============================================================================














                      CB BANCSHARES, INC. AND SUBSIDIARIES

                    Note to consolidated Financial Statements
                                March 31, 1995


NOTE A - BASIS FOR PRESENTATION

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of the financial condition, results of operations, and cash flows of CB Bancshares, Inc., and subsidiaries, in conformity with generally accepted accounting principles.

The financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.


NOTE B - ACQUISITION OF INTERNATIONAL SAVINGS & LOAN ASSOCIATION, LTD (ISL)

On April 4, 1994, the Company acquired all the outstanding stock of International Holding Capital Corp. at a purchase price of $52.4 million. As a result of the acquisition, ISL became a wholly-owned subsidiary of the Company. The consideration consisted of $26.2 million in cash and 845,228 shares of newly issued Company common stock. The acquisition was accounted for using the purchase method of accounting and the results of operations of ISL are included in the Company's financial statements from the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

Consolidated net income for the quarter ended March 31, 1995, totaled $2.34 million, or $0.66 per share, as compared to $2.26 million, or $0.84 per share for the same quarter last year. The decrease in 1995 per share earnings was due primarily to the increase in the average shares to 3,551,228 compared to the 2,706,000 shares outstanding during the quarter ended March 31, 1994. In April 1994, 845,228 shares of common stock were issued in connection with the acquisition of International Savings & Loan Association, Ltd ("ISL") - see Note
B to Financial Statements.

The Company's annualized return on average assets for the quarter ended March 31, 1995 was 0.65%, as compared to 1.13% for the same quarter last year. The Company's annualized return on average stockholder's equity was 8.47% for the quarter ended March 31, 1995, as compared to 11.46% for the same quarter last year.


NET INTEREST INCOME

A comparison of net interest income for the three months ended March 31, 1995, and 1994 is set forth below on a taxable basis:

                                             Quarter Ended March 31,
                                               1995          1994
                                              (dollars in thousands)
Interest income                               $27,639       $14,038
Interest Expense                               13,662         3,990
                                              -------       -------
     Net interest income                      $13,977       $10,048
                                              =======       =======

     Net interest margin                        4.15%         5.82%
                                              =======       =======

The growth in net interest income in 1995 reflects the interest-earning assets and interest - bearing liabilities as a result of the ISL acquisition. Specifically, weighted average earning assets increased by $597.2 million during the three month periods ended March 31, 1995, as compared to the respective 1994 period. Similarly, weighted average interest - bearing liabilities increased by $581.1 million during the three months ended March 31, 1995, as compared to the respective 1994 period.

The weighted average yield on interest-earning assets was 8.22% for the first quarter of 1995 compared to 7.85% for the respective 1994 period. The weighted average cost of interest-bearing liabilities increased to 4.80% for the three month periods ended March 31, 1995, as compared to 2.81% for the respective 1994 period.

As a result of the foregoing, the Company's net interest margin decreased to 4.15% for the three months ended March 31, 1995 from 5.82% in the 1994 period. Management principally attributes the decline in the 1995 net interest margin primarily to the increase in the cost of funds due to the change in market rates, which exceeded the 37 basis-point increase in yield on interest-earning assets.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1995 was $14.4 million, and represented 1.31% of total loans. The ratio at December 31, 1994 and March 31, 1994, was 1.32% and 1.81%, respectively. The 50 basis point decrease in the allowance ratio at March 31, 1995, compared to the allowance ratio at March 31, 1994, was due primarily to the change in the mix of the Company's loan portfolio. As a result of the acquisition of ISL, real estate mortgage loans, which have a lower historical loan loss experience, increased to 72.0% of the total loan portfolio at March 31, 1995, compared to 54.2% at the same time in 1994.

Changes in the allowances for loan losses were as follows:

                                             Quarter Ended March 31,
                                               1995          1994
                                             (dollars in thousands)
Balance at beginning of period               $14,326        $ 9,816

Provision charged to expense                     120            409

Net recoveries(charge-offs)                      (22)          (182)
                                             --------       --------
Balance at end of period                     $14,423        $10,043

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                                      March 31,
                                                 1995           1994
                                                ---------------------
Loan accounted for on a
     non-accrual basis                          $ 8,305        $4,043
Loan contractually past due
     ninety days or more as to
     interest or principal payments               8,530         1,798
                                                ---------------------

     Total non-performing loans                  16,835         5,841

Other Real Estate Owned                           1,882             0
                                                ---------------------

     Total non-performing assets                $18,717        $5,841
                                                =====================

At March 31, 1995, non-performing assets represented 1.26% of total assets, compared to 0.71% at March 31, 1994. The increase in non-performing asset at March 31, 1995 was due primarily to the inclusion of $10.9 million of ISL's non-performing assets. Loans past due 90 days or more and still accruing are included in the non-performing ratios.

OTHER OPERATING INCOME

Other operating income totaled $2.18 million for the three month periods ended March 31, 1995, which compares to $1.94 million for the comparable period in 1994. The increase in other operating income for the three months ended March 31, 1995 was comprised of ISL's other income of $.47 million which was offset by a $.23 million decrease in City Bank's other income.

OTHER OPERATING EXPENSES

Other operating expenses totaled $12.27 million for the three months ended March 31, 1995, an increase of $4.47 million over the same period in 1994. The increase in other operating expenses resulted primarily from the inclusion of ISL's operating expenses, which amounted to $3.9 million for the three months ended March 31, 1995.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 27, 1995, the Company held its Annual Meeting of Stockholders to: 1) elect three Class III Directors, and 2) to elect the firm Grant Thornton as independent auditors for 1995. All of the Company's proposals were passed.

         PROPOSAL 1 - The three nominees for directors and voting results were as follows:

                                       Voted for      Withheld
                                       ---------      --------

              Kunihiko Adachi          2,564,781       44,480
              Raymond Y. Arakawa       2,564,442       41,819
              Frederic K.T. Chun       2,567,992       41,269

         PROPOSAL 2 - Voting results for the election of Grant Thornton as independent auditors was as follows:

              For:                     2,575,119
              Against:                    20,038
              Abstain:                    14,104
              Broker non-votes:             None


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



May 15, 1995                               By /s/ Daniel Motohiro
                                               Daniel Motohiro, Treasurer
                                               and Principal Financial Officer