Form 10-Q/A
period 1995-03-31
CB BANCSHARES INC/HI
filed 1995-06-26
CIK 316312

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

(in thousands, except shares and per share data)
- -------------------------------------------------------------------------------
                                        March 31,    December 31,    March 31,
                                          1995          1994           1994
- -------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   49,902    $   48,748     $   45,854
Federal Funds Sold and securities
     purchased                                  5             5         41,805
Investment securities:
     Held-to-maturity                     223,052       247,995        125,851
     Available for sale                    42,563        13,998         30,202
     Trading                                1,039         4,997           -
Gross loans                             1,104,711     1,082,187        555,921
     Less allowance for loan losses       (14,423)      (21,089)       (10,043)
Net Loans                               1,090,288     1,061,098        545,878
Premises and equipment                     17,619        17,287         10,272
Other assets                               43,210        33,247         26,987
Goodwill                                   11,923        12,136           -
- -------------------------------------------------------------------------------
Total assets                           $1,479,601    $1,439,511     $  826,849
===============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Non-interest bearing                 $  124,078    $  135,368     $  109,429
  Interest bearing                        828,332       788,076        546,823
- -------------------------------------------------------------------------------
     Total deposits                       952,410       923,444        656,252
Short-term borrowings                     283,673       274,903          5,474
Other liabilities                          28,531        16,795         13,463
Long-term debt                             96,232       106,850         65,000
- -------------------------------------------------------------------------------
     Total liabilities                  1,360,846     1,321,992        740,189
Deferred gain                               6,220         6,354          6,667
Stockholders' equity (Note B)
  $1 par value, 50,000,000 shares authorized
  Issued and outstanding - 3,551,228 shares
  (2,706,000 shares at March 31, 1994)      3,551         3,551          2,706
Additional paid-in capital                 65,080        65,080         39,723
Retained earnings                          44,068        42,886         37,542
Unrealized valuation adjustment              (164)         (352)            22
Total stockholders' equity                112,535       111,165         79,993
- -------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,479,601    $1,439,511     $  826,849
===============================================================================

                              CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                  Quarter ended
- -------------------------------------------------------------------------------
                                                  March 31,         March 31,
                                                    1995              1994
- -------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $23,230        $10,996
  Interest and dividends on investment securities
    Taxable                                             4,023          2,466
    Non taxable                                            70            107
    Dividends                                             162            136
  Other interest income                                   118            278
- -------------------------------------------------------------------------------
         Total interest income                         27,603         13,983

Interest Expense
  Deposits                                              7,815          3,214
  Short-term borrowings                                 4,131            138
  Long-term debt                                        1,716            638
- -------------------------------------------------------------------------------
         Total interest expense                        13,662          3,990
         Net interest income                           13,941          9,993
Provision for loan losses                                 120            409
- -------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,821          9,584

Other income
  Service charges and fees                              2,072          1,829
  Other                                                   112            112
- -------------------------------------------------------------------------------
         Total other income                             2,184          1,941

Other expenses
  Salaries and employee benefits                        5,074          3,358
  Net occupancy and equipment expense                   2,419          1,782
  Other                                                 4,776          2,658
- -------------------------------------------------------------------------------
         Total other expenses                          12,269          7,798
- -------------------------------------------------------------------------------
         Income before income taxes                     3,736          3,727
  Provision for income taxes                            1,400          1,463
- -------------------------------------------------------------------------------
Net income                                             $2,336         $2,264
===============================================================================
Per common share:
         Net income                                    $ 0.66         $ 0.84
===============================================================================

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                  Quarter ended March 31,
- -------------------------------------------------------------------------------
                                                         1995          1994
- -------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                         $ 2,236        $2,264
     Net adjustments to reconcile net income to cash
       provided by operating activities                   1,400          (277)
- -------------------------------------------------------------------------------
     Net cash provided by operating activities            3,736         1,987

Cash flow provided by investing activities:
     Increase (decrease) in federal funds sold and
       securities under resale agreements                     0       (16,800)
     Proceeds from maturities of investment securities    7,546        15,034
     Purchase of investment securities                   (6,171)      (29,900)
     Net (decrease) increase in loans                   (29,287)       (6,691)
     Capital expenditures                                  (634)         (329)
- -------------------------------------------------------------------------------
     Net cash provided (used) in investing activities    28,546       (38,686)

Cash flow provided by financing activities:
     Net increase in deposits                            28,966        34,097
     Net increase (decrease) in short-term borrowings     8,770        (1,864)
     Increase (decrease) in long-term debt              (10,618)            0
     Cash dividend paid                                  (1,154)         (779)
- -------------------------------------------------------------------------------
     Net cash provided by financing activities           25,964        31,454

     INCREASE (DECREASE) IN CASH                          1,154        (5,245)
- -------------------------------------------------------------------------------

Cash and due from banks at beginning of period           48,748        51,099
- -------------------------------------------------------------------------------

Cash and due from banks at end of period                $49,902       $45,854
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

Changes in the allowances for loan losses were as follows:

                                             Quarter Ended March 31,
                                               1995          1994
                                             (dollars in thousands)
Balance at beginning of period               $14,426        $ 9,816

Provision charged to expense                     120            409

Net recoveries(charge-offs)                     (124)          (182)
                                             --------       --------
Balance at end of period                     $14,422        $10,043

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                                      March 31,
                                                 1995           1994
                                                ---------------------
Loan accounted for on a
     non-accrual basis                          $ 8,305        $4,043
Loan contractually past due
     ninety days or more as to
     interest or principal payments               8,530         1,798
                                                ---------------------

     Total non-performing loans                  16,835         5,841

Other Real Estate Owned                           1,882             0
                                                ---------------------

     Total non-performing assets                $18,717        $5,841
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