Form 10-Q
period 1995-06-30
CB BANCSHARES INC/HI
filed 1995-08-15
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q



   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995


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

                        Yes [X]                     No [ ]

The number of shares outstanding of registrant's common stock at July 31, 1995 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
-------------------------------------------------------------------------------
                                         June 30,    December 31,     June 30,
                                          1995          1994           1994
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   45,445    $   48,748     $   42,269
Federal Funds Sold and securities
     purchased                              4,850             5              5
Investment securities:
     Held-to-maturity (market value of
       $215,661 in 1995, $238,189 at
       12-31-94 and $225,369 at 6-30-94)  215,029       247,995        234,417
     Available for sale                    45,975        13,998         28,840
     Trading                                  342         4,997           -
Gross loans                             1,121,066     1,075,424        967,569
     Less allowance for loan losses       (14,429)      (14,326)       (13,548)
-------------------------------------------------------------------------------
Net Loans                               1,106,637     1,061,098        954,021
Premises and equipment                     17,438        17,287         11,533
Other assets                               40,412        33,247         35,499
Goodwill                                   11,711        12,136         12,541
-------------------------------------------------------------------------------
Total assets                           $1,487,839    $1,439,511     $1,319,125
===============================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Non-interest bearing                 $  119,545    $  135,368     $  119,880
  Interest bearing                        872,822       788,076        783,167
-------------------------------------------------------------------------------
     Total deposits                       992,367       923,444        903,047
Short-term borrowings                     265,051       274,903         95,295
Other liabilities                          30,543        16,795         35,541
Long-term debt                             80,170       106,850        170,825
-------------------------------------------------------------------------------
     Total liabilities                  1,368,131     1,321,992       1,204,708
Deferred gain                               6,109         6,354           6,555
Stockholders' equity (Note B)
  $1 par value, 50,000,000 shares authorized
  Issued and outstanding - 3,551,228 shares
                                            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          44,942        42,886         39,373
Unrealized valuation adjustment                26          (352)          (142)
-------------------------------------------------------------------------------
Total stockholders' equity                113,599       111,165        107,862
-------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,487,839    $1,439,511     $1,319,125
===============================================================================

                                       2

                         CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                                CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                      Quarter ended                Six months ended
-------------------------------------------------------------------------------------------------------------
                                                      June 30,       June 30,       June 30,        June 30,
                                                        1995           1994           1995            1994
-------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $23,435        $19,302        $46,665         $30,298
  Interest and dividends on investment securities
    Taxable                                             4,096          3,485          8,119           5,951
    Non taxable                                            70            105            140             212
    Dividends                                             169            256            331             392
  Other interest income                                   386              0            504             278
-------------------------------------------------------------------------------------------------------------
         Total interest income                         28,156         23,148         55,759          37,131

Interest Expense
  Deposits                                              9,143          5,825         16,958           9,039
  Short-term borrowings                                 2,894          1,120          7,025           1,258
  Long-term debt                                        2,826          1,786          4,542           2,424
-------------------------------------------------------------------------------------------------------------
         Total interest expense                        14,863          8,731         28,525          12,721
-------------------------------------------------------------------------------------------------------------
         Net interest income                           13,293         14,417         27,234          24,410
Provision for loan losses                                 120            341            240             750
-------------------------------------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,173         14,076         26,994          23,660

Other income
  Service charges and fees                              2,111          3,291          4,183           5,120
  Other                                                   111            604            223             716
-------------------------------------------------------------------------------------------------------------
         Total other income                             2,222          3,895          4,406           5,836

Other expenses
  Salaries and employee benefits                        5,177          5,880         10,251           9,238
  Net occupancy and equipment expense                   2,471          2,334          4,890           4,116
  Other                                                 4,489          5,022          9,265           7,680
-------------------------------------------------------------------------------------------------------------
         Total other expenses                          12,137         13,236         24,406          21,034
-------------------------------------------------------------------------------------------------------------
         Income before income taxes                     3,258          4,735          6,994           8,462
  Provision for income taxes                            1,230          1,750          2,630           3,213
-------------------------------------------------------------------------------------------------------------
Net income                                             $2,028         $2,985        $ 4,364         $ 5,249
=============================================================================================================
Per common share:
         Net income                                    $  .57        $ 0.84        $   1.23        $  1.68
=============================================================================================================

                  CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                 Six months ended June 30,
-------------------------------------------------------------------------------
                                                         1995          1994
-------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                         $ 4,364       $ 5,249
     Net adjustments to reconcile net income to cash
       provided by operating activities                  12,758         7,836
-------------------------------------------------------------------------------
     Net cash provided by operating activities           17,122        13,085

Cash flow provided by investing activities:
     Increase (decrease) in federal funds sold and
       securities under resale agreements                (4,845)       25,000
     Proceeds from maturities of investment securities   10,100        51,268
     Purchase of investment securities                   (9,111)      (59,392)
     Net (decrease) increase in loans                   (45,642)      (74,123)
     Capital expenditures                                (1,010)         (280)
     Purchase of International Holding Capital Corp.,
       net of cash acquired                                           (21,720)
-------------------------------------------------------------------------------
     Net cash (used) in investing activities            (50,508)      (79,247)

Cash flow provided by financing activities:
     Net increase (decrease) in deposits                 68,923       (15,297)
     Net increase (decrease) in short-term borrowings    (9,852)       87,957
     Increase (decrease) in long-term debt              (26,680)      (13,395)
     Cash dividend paid                                  (2,308)       (2,033)
-------------------------------------------------------------------------------
     Net cash provided by financing activities           30,083        57,232

    (DECREASE) IN CASH                                   (3,303)       (8,930)
-------------------------------------------------------------------------------

Cash and due from banks at beginning of period           48,748        51,199
-------------------------------------------------------------------------------

Cash and due from banks at end of period                $45,445       $42,269
===============================================================================












                      CB BANCSHARES, INC. AND SUBSIDIARIES

                    Note to consolidated Financial Statements
                                June 30, 1995


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

Consolidated net income for the three months ended June 30, 1995, totaled $2.03 million, or $0.57 per share, as compared to $2.99 million, or $0.84 per share for the same quarter last year. The decrease in net earnings was due primarily a $0.9 million and $1.7 million decline in net interest income and other income, respectively, offset by a $1.1 million reduction in other expenses.

Consolidated  net income  for   the  six months  ended  June 30, 1995,  totaled
$4.36 million, or $1.23 per share, as compared to $5.25 million, or $1.68 per share for the same period year.

The Company's annualized return on average assets for the six months ended June 30, 1995 was 0.59%, as compared to 1.02% for the same period last year. The Company's annualized return on average stockholder's equity was 7.76% for the six months ended June 30, 1995, as compared to 11.38% for the same period last year.


NET INTEREST INCOME

A comparison of net interest income for the three and six months ended June 30, 1995, and 1994 is set forth below on a taxable basis:

                           Quarter Ended June 30,     Six months ended June 30,
                             1995          1994           1995        1994
                           (dollars in thousands)       (dollars in thousands)
Interest income             $28,192       $23,202        $55,831    $37,240
Interest Expense             14,863         8,731         28,525     12,721
                            -------       -------        -------     -------
     Net interest income    $13,329       $14,471        $27,306    $24,519
                            =======       =======        =======     =======

     Net interest margin      3.89          4.96%          4.01%       5.24%
                            =======       =======        =======     =======

The $2.8 million growth in net interest income for the first two quarters of 1995 reflects the increase in interest-earning assets and interest - bearing liabilities as a result of the ISL acquisition. Specifically, average earning  assets  increased  by $436.6 million during  the first two quarters of
1995  as  compared  to   the  same   period  in  1994.    Similarly,  weighted
average interest - bearing liabilities increased by $381.2 million during the first two quarters of 1995, as compared to the respective 1994 period.

The weighted average yield on interest-earning assets was 8.19% for the first two quarters of 1995, as compared to 8.01% for the respective 1994 period. The weighted average cost of interest-bearing liabilities increased to 4.86% for the first two quarters of 1995, as compared to 3.22% for the respective 1994 period.

As a result of the foregoing, the Company's net interest margin decreased to 4.01% for the first two quarters of 1995, representing a 123 basis point decrease from the 5.24% for the same period in 1994. Management principally attributes the decline in the 1995 net interest margin primarily to the 165 basis point increase in the cost of funds due to the change in market rates and a shift into higher rate time deposits.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 1995 was $14.4 million, and represented 1.29% of total loans. The ratio at December 31, 1994 and June 30, 1994, was 1.33% and 1.40%, respectively. The 11 basis point decrease in the allowance ratio at June 30, 1995, compared to the allowance ratio at June 30, 1994, was due primarily to the change in the mix of the Company's loan portfolio. As a result of the acquisition of ISL, real estate mortgage loans, which have a lower historical loan loss experience, increased to 77.7% of the total loan portfolio at June 30, 1995, compared to 65.2% at the same time in 1994.

Changes in the allowances for loan losses were as follows:

                                    Quarter ended        Six months ended
                                        June 30,               June 30,
                                     1995         1994      1995        1994
                                  (dollars in thousands) (dollars in thousands)
Balance at beginning of period     $14,423      $10,043   $14,326     $ 9,816

Provision charged to expense           120          341       240         750

Allowance of IHCC at acquisition       -          3,147       -         3,147

Net recoveries(charge-offs)           (114)          17     (137)        (165)
                                   --------     --------  -------     --------
Balance at end of period           $ 14,429     $13,548   $14,429     $13,548

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                                      June 30,
                                                 1995           1994
                                                ---------------------
Loan accounted for on a
     non-accrual basis                           $9,911        $9,015
Loan contractually past due
     ninety days or more as to
     interest or principal payments               6,903         1,661
                                                ---------------------

     Total non-performing loans                  16,814        10,676

Other Real Estate Owned                           2,206           522
                                                ---------------------

     Total non-performing assets                $19,020       $11,198
                                                =====================

At June 30, 1995, non-performing assets represented 1.28% of total assets, compared to 0.85% at June 30, 1994. Loans past due 90 days or more and still accruing are included in the non-performing ratios.

OTHER OPERATING INCOME

Other operating income totaled $2.2 million and $4.4 million for the three months and six months ended June 30, 1995, a decrease of $1.7 million and $1.4 million from the comparable periods in 1994. The decrease in other operating income for the three and six months ended June 30, 1995 was due to decreases in other service charges and fees and securities gains.

OTHER OPERATING EXPENSES

Other operating expenses totaled $12.1 million for the three months ended June 30, 1995, an decrease of $1.1 million from the same period in 1994. The reduction in operating expenses reflects management's continuing efforts to reduce overhead expenses and achieve departmental consolidation savings from the merger with ISL.

For the six months ended June 30, 1995, other operating expensed totaled $24.4 million an increase of $3.4 million from the same period in 1994. The lower fiscal 1994 operating expenses was due to the exclusion of ISL's operating expenses in the first quarter of 1994 since ISL was not acquired until the second quarter of 1994 - see Note 2 of Notes to Financial Statements.

On August 8, 1995, the FDIC announced that it would be lowering the deposit premiums commercial banks pay sometime during the third quarter of 1995, "saving the industry about $4.4 billion a year". The premium rates assessed for members of the Bank Insurance Fund (BIF), such as City Bank, would range from 4 to 31 basis points. Current assessments range from 23 basis points for the best risk classification to 31 basis points for the riskiest classification. During 1994 and the first half of 1995, the BIF assessed City Bank at the rate of 0.23 basis points of its deposits and City Bank paid a total of $0.674 million into the BIF during the first half of 1995. The premium reductions announced by the FDIC will not apply to thrift institutions, such as International Savings.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         A) 10.1 Employment agreement between CB Bancshares, Inc. and Ronald M. Migita.

         B) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



August 14, 1995                               By /s/ Daniel Motohiro
                                               Daniel Motohiro, Treasurer
                                               and Principal Financial Officer

EXHIBIT INDEX
Exhibit
Number          Description

10       Employment Contract

EMPLOYMENT AGREEMENT
This Employment Agreement (Agreement) is made as of May 31, 1995, by and between CB BANCSHARES, INC., a Hawaii corporation (Employer), and RONALD K. MIGITA (Employee). Employer and Employee hereby agree that Employee will render services to Employer on the following term and conditions.

1. Employment and Term. Subject to the terms and conditions specified in this Agreement, Employer hereby agrees to employ Employee as President and Chief Operating Officer and Employee hereby accepts such employment from Employer, for the period commencing on the 5th day of June, 1995, and, unless earlier terminated in accordance with the provisions of this Agreement, expiring on the fifth (5) anniversary of the date hereof; PROVIDED, HOWEVER, that this Agreement may be renewed by agreement of Employer and Employee for an additional five (5) year period. Either Employer or Employee may, for any reason, terminate the terms of employment hereunder by giving written notice of termination no later than 60 days prior to the end of the term of employment.

2. Extent of Services and Duties.

A. Duties. Employee shall perform those services which can reasonably be performed by a person with the title of President and Chief Operating Officer. Employee also agrees to perform such services as may be assigned from time to time by Employer and such other positions and other duties as may be determined from time to time by the Chairman of the Board of Directors of Employer.

During the term of this Agreement, Employee shall devote his full business time, attention, and energies to the business of Employer in order to discharge his duties faithfully, diligently, to the best of his abilities, and in a manner consistent with the direction of Employer and any and all policies and guidelines as may be established by Employer from time to time.
Notwithstanding the foregoing, Employee shall be entitled to four (4) weeks of paid vacation each year during the term of this Agreement at such time as do not materially interfere with the business of, and are approved in advance by, Employer.

B. Place. Employee generally shall perform Employee's services at Employer's headquarters in Honolulu, Hawaii, although from time to time Employee may be required to travel on Employer's business.

3. Cash Compensation. Compensation payable pursuant to this Section 3 shall accrue and be payable in accordance with the payroll practices of Employer in effect from time to time during the term hereof. All payments to Employee hereunder shall be subject to deduction and withholding authorized or required by applicable law.

A. Base Salary. Subject to the other terms and conditions of this Agreement and as compensation for the performance of all services to be rendered by Employee in any capacity hereunder, including, without limitation, services as an officer, director or member of any committee of Employer and its subsidiaries and affiliates, Employer shall pay Employee a base salary, in addition to other cash and noncash consideration provided for in this Agreement, at the annual rate of TWO HUNDRED TWENTY FIVE THOUSAND AND NO/100 DOLLARS ($225,000).

B. Bonus. Subject to the other terms and conditions of this Agreement, Employer from time to time may, in its discretion, increase the base salary and/or grant a bonus or other compensation or benefits to Employee (Additional Salary). Any

Additional Salary shall be payable in accordance with Employer's procedures for paying Additional Salary to its executives at the same level or such equivalent successor procedures as may be adopted by Employer.

4. Noncash compensation.

A. Employee Benefit Plans. Subject to the other terms and conditions of this Agreement and as compensation for the performance of his services hereunder, Employee shall be entitled during the term hereof to participate in employee benefit plans and programs of Employer to the extent that his position, tenure, salary, age, health and other qualifications make him eligible to participate. Employer does not guarantee the adoption or continuance of any particular employee benefit plan or program during the term hereof, and Employee's participation in any such plan or program shall be subject to the provisions, rules, regulations and laws applicable thereto.

B. Stock Options. Subject to the other terms and conditions of this Agreement and as compensation for the performance of his services hereunder, Employee shall be entitled during the term hereof to participate in Employer's Stock Compensation Plan, on a similar basis as that provided for Employer's executives of equivalent rank and tenure.

C. Expenses. Employer will reimburse Employee for reasonable expenses for entertainment, travel and similar items that Employee incurs on behalf of Employer in accordance with Employer's policies and procedures for Employer's officers.

D. Fringe Benefits. Employee shall be entitled to certain other fringe benefits generally available to executive officers of Employer.

5. Termination.

A. Termination for Cause. Employer's obligations under this Agreement shall terminate if Employee is discharged by Employer for cause (For Cause), which shall be defined as (i) willful action by Employee that (a) is significantly injurious to Employer, monetarily or otherwise or (b) involves personal dishonesty or breach of fiduciary duty involving personal profit in connection with Employee's employment by Employer or the misappropriation by Employee of any funds, properties or opportunities of Employer; (ii) indictment or conviction of, or plea of nolo contendere by, Employee of a felony or a crime involving moral turpitude (including without limitation, fraud, theft or embezzlement); (iii) use of illegal drugs, abuse of controlled substances or habitual intoxication of Employee; (iv) habitual unexcused absenteeism by Employee; (v) Employee's failure or refusal to follow the policies and guidelines of Employer as from time to time in effect or intentional disregard of the lawful and reasonable instructions of Employer, which failure or refusal continues for 30 days following delivery of written demand for substantial performance by Employer (other than such failure resulting from Employee's incapacity due to physical or mental illness); or (vi) Employee's breach of any
provision  of  this  Agreement.   Employee's   voluntary  termination  of  his
employment hereunder shall be deemed to be For Cause for the purposes of this Agreement; PROVIDED, HOWEVER, Employee's voluntary termination of his employment shall not be deemed to be For Cause in the event that (x) Employee provides Employer with not less than 120 days prior written notice of termination, (y) Employer materially breaches its obligations hereunder, (z) without Employee's prior written consent, the Employer materially changes the duties attached to Employee's position.

Employer  shall  have  the  right to terminate Employee's employment under this
Agreement For Cause at any time, without prior notice and effective immediately. In the event that this Agreement shall be terminated For Cause as provided herein, Employee shall not be entitled to any salary, bonus, severance pay, benefits or other compensation whatsoever and shall forfeit all right, title and intere in and to all such amounts or payments (including payments due but unpaid) required to be made in accordance with the provisions hereof.

B. Termination for Death or Disability. Employer's obligations under this Agreement shall terminate automatically upon Employee's death. In the event Employer determines that, because of accident, disability or physical or mental illness, Employee's ability to perform his duties hereunder is substantially impaired, Employees duties and obligations hereunder shall be suspended without loss of compensation or other benefits. If, as a result of Employee's accident, disability or mental or physical illness, Employee shall have missed 30 or more consecutive working days in any 12-month period or 60 or more total working
days in any 12-month period, Employee shall be deemed to be "Disabled".   As
of the end of any such 30 or 60 days, Employer may, upon notice to such effect from Employer to Employee, terminate Employer's obligation (other than as set forth in the following paragraph) hereunder upon the date set forth in such notice.

Upon Employee's death, termination of this Agreement because Employee is Disabled, or voluntary termination of Employee's employment hereunder, Employer shall have no obligation to Employee other than to pay Employee (or his estate or designated beneficiary), pursuant to the payroll practices of Employer, for services rendered prior to the effective date of termination; PROVIDED HOWEVER, Employee shall be entitled to such disability payments and coverage for which Employee qualifies under Employer's disability benefit plans from time to time in effect and the provisions of this Section shall not affect the entitlements of Employee's heirs, executors and administrators, legatees, beneficiaries or assigns in any benefit plan, fund or program of Employer.

6. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof, and there are no understanding or agreements relative to the subject matter hereof which are not fully expressed in this Agreement. This Agreement supersedes all other agreements and undertakings, oral or written, between parties hereto with respect to the subject matter hereof.

7. Applicable Law. Except to the extent that the laws of the United State may apply to the terms hereof, the substantive laws of the State of Hawaii shall govern the validity, construction, enforcement and interpretation of this Agreement.

8. Resignation. In the event Employee's services hereunder are terminated under any of the provisions of this Agreement (except by death), Employee agrees that he will deliver his written resignation as an officer of Employer to Employer, such resignation to become effective immediately.

9. Data. Upon termination of this Agreement, the Employee or his personal representative shall promptly deliver to Employer all books, memoranda, plans, records and written data of every kind relating to the business and affairs of Employer which are in his possession.

10. Insurance. Employer shall have the right at its own cost and expense to apply for and to secure in his own name, or otherwise, life, health or accident insurance or any or all of them covering Employee, and Employee agrees to submit to the usual and customary medical examination and otherwise to cooperate with Employer in connection with the procurement of any such insurance, and any claim thereunder.

11. Waiver of Breach.   Any waiver of any breach of this Agreement shall not be
construed to be a continuing waiver or consent to any subsequent breach on the part either of Employee or of Employer.

12. Assignment. Neither party hereto may assign his or its rights or delegate his or its duties under this Agreement without the prior written consent of the other party; PROVIDED, HOWEVER, this Agreement shall inure to the benefit of and be binding upon the successors and assigns of Employer, all as though such successors and assigns of Employer were the Employer.

13. Modification and Waiver. No supplement, modification, waiver or termination of this Agreement shall be binding unless executed in writing by the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof, nor shall such waiver constitute a continuing waiver.

14. Notices. Any and all notices, demand, requests or other communications required or permitted hereunder to be served on, given to or delivered to any party to this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person or when dispatched by electronic facsimile transfer (confirmed in writing by regular mail simultaneously dispatched) or sent by certified mail, return receipt requested, to the parties at their respective addresses set forth below:

             If to Employer:

                 CB Bancshares, Inc.
                 Attn: James M. Morita
                 201 Merchant Street
                 Honolulu, Hawaii  96813

             If to Employee:

                 Ronald K. Migita
                 98-868 Naukewai Place
                 Aiea, Hi  96701-2783

or to such other address as may be designated by such addressees by a notice given in conformity herewith.

15. Counterparts.   This  Agreement may  be executed in counterparts,  each  of
which   shall  be  deemed  an  original,  but  all  of   which  together  shall
constitute one and the same agreement.

16. Third Parties. Except as provided for in Section 12, nothing expressed or implied in this Agreement is intended, or shall be construed, to confer upon or give any person or entity other than Employer and Employee any rights or remedies under, or by reason of, this Agreement.

17. Arbitration. Any dispute, controversy, or claim arising out of or related to this Agreement or breach thereof, or arising out of or relating in any way to the employment of Employee or the termination thereof, shall be submitted to arbitration in accordance with the Voluntary Labor Arbitration Rules of the American Arbitration Association. Arbitration shall be conducted in Honolulu, Hawaii. Judgment upon the award rendered by the arbitrator may be entered in any competent court in the State of Hawaii, or in any other court of competent jurisdiction. In reaching his or her decision, the arbitrator shall have no authority to ignore, modify, add to or delete from any provision of this Agreement, but instead is limited to interpreting this Agreement. If any party is successful in any arbitration, suit or proceeding brought or instituted to enforce this Agreement or on account of any damages sustained by reason of violation by the other of this Agreement, the prevailing party shall be paid reasonable attorney's fees and incidental expenses by the nonprevailing party.

18. Assistance in Litigation. Employee shall be available, upon the request of Employer to testify or otherwise assist in litigation, arbitration, or other disputes involving Employer, or any of the directors, officers employees, subsidiaries or affiliates of Employer, at no additional cost except for incidental expenses, during the term of this Agreement and at any time following the termination of the Agreement.

19. Survival. Notwithstanding the termination of this Agreement for any reason, no party shall be released of any obligation created hereunder pursuant to Sections 4, 5, or 12 until such obligation has been fulfilled pursuant to the terms of this Agreement.

20. Review. By the Execution of this Agreement, Employee acknowledges Employee has carefully read the terms of this Agreement and has had the opportunity to be advised by counsel of Employee's choice.

IN WITNESS WHEREOF, the parties to this Agreement have executed and delivered this Agreement on the date first above written.

                               EMPLOYER:

                               CB BANCSHARES, INC.

                               By: /s/ James M. Morita
                               Chairman of the Board of Directors,
                                 Chief Executive Officer

                               EMPLOYEE:

                               /S/ Ronald M. Migita