Form 10-Q/A
period 1995-06-30
CB BANCSHARES INC/HI
filed 1995-09-26
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              FORM 10-Q AMENDMENT



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



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



September 25, 1995                         By /s/ Daniel Motohiro
                                           Daniel Motohiro, Treasurer
                                           and Principal Financial Officer

EXHIBIT INDEX
Exhibit
Number          Description

10              Employment Contract

41              Exhibit 27