Form 10-Q
period 1995-09-30
CB BANCSHARES INC/HI
filed 1995-11-14
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q



   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1995


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

                        Yes [X]                     No [ ]

The number of shares outstanding of registrant's common stock at October 31, 1995 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
-------------------------------------------------------------------------------
                                       September 30, December 31, September 30,
                                          1995          1994          1994
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   46,317    $   48,748   $   51,423
Federal Funds Sold and securities
     purchased                              1,705             5        2,905
Investment securities:
     Held-to-maturity (market value of
	 $203,267 in 1995, $238,189 at
	 12-31-95 and $220,713 at 9-30-94)   202,266       247,995      227,656
     Available for sale                    49,856        13,998       32,673
     Trading                                  568         4,997         -
Gross loans                             1,128,063     1,075,424    1,013,496
     Less allowance for loan losses       (14,426)      (14,326)     (13,806)
-------------------------------------------------------------------------------
Net Loans                               1,113,637     1,061,098      999,690
Premises and equipment                     17,695        17,287       13,953
Other assets                               43,748        33,247       41,231
Goodwill                                   11,490        12,136       12,348
-------------------------------------------------------------------------------
Total assets                           $1,487,282    $1,439,511   $1,381,879
===============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Non-interest bearing                 $  123,501    $  135,368   $  125,241
   Interest bearing                       897,686       788,076      788,645
-------------------------------------------------------------------------------
     Total deposits                     1,021,187       923,444      913,886
Short-term borrowings                     264,908       274,903      172,997
Other liabilities                          33,038        16,795       75,399
Long-term debt                             46,820       106,850      103,381
-------------------------------------------------------------------------------
     Total liabilities                  1,365,953     1,321,992    1,265,663
Deferred gain                               6,497         6,354        6,444
Stockholders' equity (Note B)
  $1 par value, 50,000,000 shares authorized
  Issued and outstanding - 3,551,228 shares
                                            3,551         3,551        3,551
Additional paid-in capital                 65,080        65,080       65,080
Retained earnings                          46,170        42,886       41,331
Unrealized valuation adjustment                31          (352)        (190)
-------------------------------------------------------------------------------
Total stockholders' equity                114,832       111,165      109,772
-------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,487,282    $1,439,511   $1,381,879
===============================================================================




                              CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                      Quarter ended                Nine months ended
-------------------------------------------------------------------------------------------------------------
                                                   September 30,  September 30,  September 30,  September 30,
                                                      1995           1994           1995            1994
-------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $24,111        $20,307        $70,776         $50,605
  Interest and dividends on investment securities
    Taxable                                             4,038          4,465         12,157          10,416
    Non taxable                                            63             71            203             283
    Dividends                                             198            132            529             594
  Other interest income                                   180             18            684             226
-------------------------------------------------------------------------------------------------------------
         Total interest income                         28,590         24,993         84,349          62,124

Interest Expense
  Deposits                                              9,816          6,081         26,774          15,120
  Short-term borrowings                                 2,930          2,240          9,955           3,498
  Long-term debt                                        1,874          1,973          6,416           4,397
-------------------------------------------------------------------------------------------------------------
         Total interest expense                        14,620         10,294         43,145          23,015
-------------------------------------------------------------------------------------------------------------
         Net interest income                           13,970         14,699         41,204          39,109
Provision for loan losses                                 420            375            660           1,125
-------------------------------------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,550         14,324         40,544          37,984

Other income
  Service charges and fees                              2,221          1,584          6,595           6,704
  Other                                                    20            117            243             833
-------------------------------------------------------------------------------------------------------------
         Total other income                             2,241          1,701          6,838           7,537

Other expenses
  Salaries and employee benefits                        5,236          4,369         15,487          13,607
  Net occupancy and equipment expense                   2,320          2,436          7,210           6,552
  Other                                                 4,419          4,378         13,875          12,058
-------------------------------------------------------------------------------------------------------------
         Total other expenses                          11,975         11,183         36,572          32,217
-------------------------------------------------------------------------------------------------------------
         Income before income taxes                     3,816          4,842         10,810          13,304
  Provision for income taxes                            1,434          1,729          4,064           4,942
-------------------------------------------------------------------------------------------------------------
Net income                                             $2,382         $3,113        $ 6,746         $ 8,362
=============================================================================================================
Per common share:
         Net income                                    $  .67        $ 0.88        $   1.90        $  2.56
=============================================================================================================

                   CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)           Nine months ended September 30,
-------------------------------------------------------------------------------
                                                         1995          1994
-------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                         $ 6,746       $ 8,362
     Net adjustments to reconcile net income to cash
       provided by operating activities                  12,741        42,666
-------------------------------------------------------------------------------
     Net cash provided by operating activities           19,487        51,028

Cash flow provided by investing activities:
     Increase (decrease) in federal funds sold and
       securities under resale agreements                (1,700)       22,100
     Proceeds from maturities of investment securities   26,965        54,196
     Purchase of investment securities                  (17,094)      (59,392)
     Net (decrease) increase in loans                   (52,639)     (120,050)
     Capital expenditures                                (1,706)       (3,013)
     Purchase of International Holding Capital Corp.,
       net of cash acquired                                -          (21,720)
-------------------------------------------------------------------------------
     Net cash (used) in investing activities            (46,174)     (127,879)

Cash flow provided by financing activities:
     Net increase (decrease) in deposits                 97,743        (4,458)
     Net increase (decrease) in short-term borrowings    (9,995)      165,659
     Increase (decrease) in long-term debt              (60,030)      (80,839)
     Cash dividend paid                                  (3,462)       (3,187)
-------------------------------------------------------------------------------
     Net cash provided by financing activities           24,256        77,175

    (DECREASE) IN CASH                                   (2,431)          324
-------------------------------------------------------------------------------

Cash and due from banks at beginning of period           48,748        51,099
-------------------------------------------------------------------------------

Cash and due from banks at end of period                $46,317       $51,423
===============================================================================











                      CB BANCSHARES, INC. AND SUBSIDIARIES

                    Note to consolidated Financial Statements
                                September 30, 1995


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

Consolidated net income for the three months ended September 30, 1995, totaled $2.38 million, or $0.67 per share, as compared to $3.11 million, or $0.88 per share for the same quarter last year. The decrease in net earnings was due primarily to a $0.73 million decline in net interest income and $0.79 million increase in other expenses, offset by a $0.54 million increase in other income.

Consolidated  net  income  for   the  nine  months  ended  September  30, 1995,
totaled $6.75 million, or $1.90 per share, as compared to $8.36 million, or $2.56 per share for the same period year.

The Company's annualized return on average assets for the nine months ended September 30, 1995 was 0.61%, as compared to 0.95% for the same period last year. The Company's annualized return on average stockholder's equity was 7.96% for the nine months ended September 30, 1995, as compared to 11.38% for the same period last year.


NET INTEREST INCOME

A comparison of net interest income for the three and nine months ended September 30, 1995, and 1994 is set forth below on a taxable basis:

                Quarter Ended September 30,    Nine months ended September 30,
                             1995          1994           1995        1994
                           (dollars in thousands)       (dollars in thousands)
Interest income             $28,622       $25,083        $84,454    $62,576
Interest Expense             14,620        10,294         43,145     23,015
                            -------       -------        -------     -------
     Net interest income    $14,002       $14,789        $41,309    $39,561
                            =======       =======        =======     =======

     Net interest margin      4.05          4.76%          4.01%       5.07%
                            =======       =======        =======     =======

The $1.75 million growth in net interest income for the first three quarters of 1995 reflects the increase in interest-earning assets and interest - bearing liabilities as a result of the ISL acquisition. Specifically, average earning assets increased by $333.42 million during the first three quarters of 1995 as compared to the same period in 1994. Similarly, weighted average interest - bearing liabilities increased by $321.03 million during the first three quarters of 1995, as compared to the respective 1994 period.

The weighted average yield on interest-earning assets was 8.20% for the first three quarters of 1995, as compared to 8.01% for the respective 1994 period. The weighted average cost of interest-bearing liabilities increased to 4.79% for the first three quarters of 1995, as compared to 3.48% for the respective 1994 period.

As a result of the foregoing, the Company's net interest margin decreased to 4.01% for the first three quarters of 1995, representing a 106 basis point decrease from the 5.07% for the same period in 1994. Management principally attributes the decline in the 1995 net interest margin primarily to the 131 basis point increase in the cost of funds due to the change in market rates and a shift into higher rate time deposits.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 1995 was $14.43 million, and represented 1.28% of total loans. The ratio at December 31, 1994 and September 30, 1994, was 1.33% and 1.36%, respectively. Changes in the allowances for loan losses were as follows:

                                      Quarter ended        Nine months ended
                                       September 30,         September 30,
                                    1995         1994      1995        1994
                                 (dollars in thousands) (dollars in thousands)
Balance at beginning of period     $14,429      $10,430   $14,326     $ 9,816

Provision charged to expense           420          380       660       1,176

Allowance of IHCC at acquisition       -          3,121       -         3,121

Net recoveries(charge-offs)           (423)        (125)    (560)        (307)
                                   --------     --------  -------     --------
Balance at end of period           $ 14,426     $13,806   $14,426     $13,806

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                                    September 30,
                                                 1995          1994
                                                ---------------------
Loan accounted for on a
     non-accrual basis                           $8,783        $6,936
Loan contractually past due
     ninety days or more as to
     interest or principal payments               5,170         7,959
                                                ---------------------

     Total non-performing loans                  13,953        14,895

Other Real Estate Owned                           3,453         1,235
                                                ---------------------

     Total non-performing assets                $17,406       $16,130
                                                =====================

Non-performing assets represented 1.17% of total assets at September 30, 1995 and 1994. Loans past due 90 days or more and still accruing are included in the non-performing ratios.

OTHER OPERATING INCOME

Other operating income totaled $2.24 million for the three months ended September 30, 1995, an increase of $0.54 million from the comparable period in 1994. For the nine months ended September 30, 1995, other operating income totaled $6.84 million an decrease of $0.70 million from the comparable periods in 1994. The decrease in other operating income for the nine months ended September 30, 1995 was due to decreases in securities gains.

OTHER OPERATING EXPENSES

Other operating expenses totaled $11.98 million for the three months ended September 30, 1995, an increase of $0.79 million from the same period in 1994. For the nine months ended September 30, 1995, other operating expensed totaled $36.57 million an increase of $4.36 million from the same period in 1994. The lower fiscal 1994 operating expenses was due, in part, to the exclusion of ISL's operating expenses in the first quarter of 1994 since ISL was not acquired until the second quarter of 1994 - see Note 2 of Notes to Financial Statements.

In August 1995, the FDIC announced that it would be lowering the deposit premiums commercial banks pay sometime during the third quarter of 1995, "saving the industry about $4.4 billion a year". The premium rates assessed for members of the Bank Insurance Fund (BIF), such as City Bank, would range from 4 to 31 basis points. In September 1995, City Bank received a $383,000 refund on its FDIC insurance premiums, which reflected the reduction in City Bank's assessment rate from 23 to 4 basis points (per $100 in deposits). The FDIC refund is included other expenses for the three and nine months ended September 30,1995.

RECENT REGULATORY DEVELOPMENTS

There   has  been  a  flurry  of   recent  activity  in  Congress   related  to
recapitalizing the Savings Association Insurance Fund ("SAIF") and the possible merger of the bank and thrift charters.

Under the proposed SAIF recapitalization, SAIF insured institutions, such as International Savings & Loan ("ISL"), would be assessed a one-time special assessment of 85 to 90 basis points on all SAIF insured deposits held. Under the proposal, such payments would be made on January 1, 1996 and would amount to approximately $3 million for ISL (based on the proposed assessment rate of 85 to 90 basis points).

The Company cannot determine at this time the final form of the above proposals and its effect on ISL's liquidity and capital resources.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     B) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



November 14, 1995                          By /s/ Daniel Motohiro
                                           Daniel Motohiro, Treasurer
                                           and Principal Financial Officer