Form 10-K
period 1995-12-31
CB BANCSHARES INC/HI
filed 1996-04-01
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K

     [X] Annual Report Pursuant to section 13 or 15(d) of the Securities
                      Exchange Act 1934 (fee required)

                     For the fiscal year ended December 31, 1995

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

(Registrant's Telephone Number) (808) 546-2411

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, Par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1996, registrant had outstanding 3,551,228 shares of common stock. The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on January 31, 1996 was approximately $103,061,000

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be
held on May 23, 1996 are incorporated by reference into Part III.    Exhibit
Index on page 69.

ITEM 1. BUSINESS

CB BANCSHARES, INC.
CB Bancshares, Inc. (the "Company") is a bank holding company incorporated in the State of Hawaii in 1980. As a bank holding company, the Company has the flexibility to directly or indirectly engage in certain bank-related activities other than banking, subject to regulation by the Board of Governors of the Federal Reserve System and the Office of Thrift Supervision. The Company has four wholly-owned subsidiaries, City Bank, International Savings and Loan Association, Limited (which the Company acquired in April 1994), City Finance and Mortgage, Inc.(inactive) and O.R.E. Inc. which are discussed below.

CITY BANK

City Bank (the "Bank") is a state-chartered bank organized under the laws of the State of Hawaii in 1959. The Bank is insured by the Federal Deposit Insurance Corporation, and provides full commercial banking services through eleven offices on Oahu, one office on Hawaii, and one office on Maui. These services include receiving demand, savings and time deposits; making commercial, real estate and consumer loans; financing international trade activities; issuing letters of credit; handling domestic and foreign collections; selling travelers' checks and bank money orders; and renting safe deposit boxes.

The Bank is subject to regular examinations by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Department of Commerce and Consumer Affairs, State of Hawaii.

Citibank Properties, Inc., a wholly-owned subsidiary of the Bank, was organized to hold title to bank-facilities realty.

INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED

International Savings and Loan Association, Limited (the "Association" or ("ISL") was chartered by the Territory of Hawaii in 1925. The Association is insured with funds administered by the Federal Deposit Insurance Corporation and conducts its business through ten branches on Oahu and one on Maui.

The Association's principal business consists of attracting deposits from the general public and utilizing advances from the Federal Home Loan Bank and other borrowings to fund its real estate lending activities, which consist primarily of lending on one-to-four family residential properties.

The Association has four wholly-owned subsidiaries, ISL Services, Inc.(inactive), DRI Assurance, Inc. (inactive), ISL Capital Corporation and ISL Financial Corp. ISL Capital Corporation engages in mortgage banking activities. ISL Financial Corp. is a special purpose subsidiary which has issued debt obligations collateralized by mortgaged-backed securities provided by the Association.

CITY FINANCE AND MORTGAGE, INC.  and O.R.E., Inc.

City Finance and Mortgage, Inc. is a state-chartered financial services company organized, under the laws of the State of Hawaii in 1990, to provide first and second mortgage loans.

O.R.E., Inc., a wholly-owned subsidiary of the Company, was organized for the primary purpose of engaging in the disposition of real and/or personal property that are encumbered by loans of the Bank. To date, no transactions have been consummated.

REGULATION AND COMPETITION

The earnings and growth of the Company, the Bank and ISL are affected by the changes in the monetary and fiscal policies of the United States of America, as well as by the general, local, national and international economic conditions. The overall growth of loans and investments, deposit levels and interest rates are directly influenced by the monetary policies of the Federal Reserve System. Since these changes are generally unpredictable, it is difficult to ascertain the impact of such future changes on the operations of the Company and its subsidiaries.

The banking business is highly competitive. The Bank and ISL competes for deposits and loans with seven other commercial banks and five other savings associations located in Hawaii. In addition to other banks and savings associations, the Bank and ISL compete for savings and time deposits and certain types of loans with other financial institutions, such as consumer finance companies, credit unions, merchandise retailers, and a variety of financial services and advisory companies, and they also compete for mortgage loans with insurance companies and mortgage companies.

The economy of the State of Hawaii is supported principally by tourism, governmental expenditures (primarily for military), agriculture and manufacturing (including sugar and pineapple processing). A small island economy like that of the State of Hawaii which depends mostly on imports for consumption is greatly influenced by the changes in external economic
conditions.   A key to Hawaii's economic performance is the health of the U.S.
and Japan economies, and to a lesser extent, the economies of Canada, Europe and other Asian nations. After rapid expansion in the late 1980s, the Hawaii economy began to stumble in the early 1990s with the onset of the national recession and Gulf War and its related negative impact on the tourist industry. This was exacerbated by Hurricane Iniki in 1992 and the recession of the Japanese economy. Hawaii gross state product ("GSP") in constant dollars declined 0.4% in 1991 before expanding 0.8%, 0.2% and 0.4% for the 1992 to 1994 period. Meanwhile, Hawaii construction activity has slowed and foreign investment in Hawaii (particularly by Japanese real estate investors) has been reduced.

Tourism has also been affected since 1991 by a weakened economy on the U.S. mainland, especially in the state of California, and the recession in the Japanese economy. Recovery of the Japanese economy has been slow, but the strengthening of the yen in 1995 has helped to improve visitor arrivals from Japan. After experiencing three years of decline, total visitor arrivals rebounded in 1994 and 1995 and increased by 5% (each year) compared to the prior year.

REGULATORY CONSIDERATIONS

The following discussion sets forth certain elements of the regulatory framework applicable to the Company, the Bank and ISL. Federal and state regulation of financial institutions is intended primarily for the protection of depositors rather than shareholders of those entities. To the extent that the following discussion describes statutory or regulatory provisions, it is not intended to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions, and any case law or interpretive letters concerning such provisions. In addition, there are other statutes and regulations that apply to and regulate the operation of the Company and its subsidiaries. Any change in applicable law or regulation may have a material, possibly adverse, effect on the business of the Company, the Bank, ISL or other subsidiaries of the Company.

Bank Holding Company. The Company is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Company may not acquire directly or indirectly more than 5% of any class of the voting shares of, or substantially all of the assets of, a bank or any other company without the prior approval of the Federal Reserve Board.

Savings and Loan Holding Company. As a result of its acquisition of ISL, the Company is subject to OTS regulations as a unitary savings and loan holding company within the meaning of the Home Owners Loan Act ("HOLA"). Among other things, HOLA prohibits a savings and loan holding company, directly or indirectly, from (1) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval, (2) acquiring any voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, (3) acquiring through merger, consolidation or purchase of assets, another savings institution (whether or not it is insured by the SAIF) or holding company thereof or acquiring all or substantially all of the assets of such institution (or holding company thereof) without prior OTS approval.

Dividend Restrictions. The principal source of the Company's cash flow has been dividend payments received from the Bank. Dividends paid to the Company by the Bank and ISL in 1995 totaled $14.98 million. Under the laws of the State of Hawaii, payment of dividends by the Bank, is subject to certain restrictions, and payments of dividends by the Company are likewise subject to certain restrictions. In addition, applicable regulatory authorities are authorized to prohibit banks, thrifts and their holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Federal Reserve Board has indicated that it would generally be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. Furthermore, an insured depository institution, such as the Bank or ISL, cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to its holding company, if thereafter the depository institution would be undercapitalized.

OTS regulations impose uniform limitations on the ability of savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. Such regulations utilize a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level. As of December 31, 1995, ISL was classified as a first-tier association under the guidelines discussed below.

In the first tier, a savings association that has capital equal to or greater than its fully phased-in capital requirement (both before and after the proposed capital distribution) and that has not been notified by the OTS that it is in need of more than normal supervision, may make (without application) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. Capital distributions in excess of such amount require advance approval from the OTS.

In the second tier, a savings association with either (i) capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution), or (ii) capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution) but which has been notified by the OTS that it shall be treated as a tier 2 association because it is in need of more than normal supervision, may make (without application) capital distributions of up to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement.

In the third tier, a savings association with either (i) capital below its minimum capital requirement (either before or after the proposed capital distribution), or (ii) capital in excess of either its fully phased-in capital requirement or minimum capital requirement but which has been notified by the OTS that it shall be treated as a tier 3 association because it is in need of more than normal supervision, may not make any capital distributions without prior approval from the OTS.

Capital Standards. The Company and the Bank are subject to capital standards promulgated by the Federal Reserve Board, the FDIC, and the Hawaii Division of Financial Institutions. At the end of 1995, the minimum ratio of total Capital to risk-weighted assets, provided for in the guidelines adopted by the Federal Reserve Board, including certain off balance sheet items such as standby letters of credit, was 8%. At least half of the total capital is to be comprised of common equity, retained earnings, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of reserves for loan losses ("Tier 2 Capital"). The FDIC's risk-based capital guidelines for state non-member banks of the Federal Reserve System are generally similar to those established by the Federal Reserve Board for bank holding companies.

The Federal Reserve Board and FDIC also have adopted minimum leverage ratios for bank holding companies and banks requiring bank organizations to maintain a Leverage Ratio (defined as Tier 1 Capital divided by average total assets less goodwill) of at least 3% of total assets. The Leverage Ratio is the minimum requirement for the most highly rated banking organizations, and other banking organizations are expected to maintain an additional cushion of at least 100 to 200 basis points, taking into account the level and nature of risk, to be allocated to the specific banking organizations by the primary regulator.

Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less intangibles, to total assets, less intangibles.

The OTS has established minimum capital standards applicable to all savings associations. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement, and a risk-based capital requirement. These three capital standards are discussed below.

Each savings association must currently maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries.

Each savings association must currently maintain core capital equal to at least 3% of its adjusted total assets. Core capital includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and qualifying supervisory goodwill (i.e., supervisory goodwill existing on April 12, 1989) amortized on a straight line basis over the shorter of 20 years or the remaining period for amortization in effect on April 12, 1989.

The OTS risk-based capital standard presently requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are
(I) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government;
(ii) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one-to-four family residential real estate loans, more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due.

Effective January 1, 1994, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The rule is subject to a two-quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. ISL is currently in regulatory capital compliance.

Failure to meet capital guidelines could subject a bank or savings association to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 1995, the Company, the Bank and ISL exceeded applicable capital requirements. The consolidated capital position of the Company at December 31, 1995 was as follows:

                                Company ratio         Minimum required ratio
      Risk-based Capital:
          Tier 1 capital ratio      11.58%                     4%
          Total  capital ratio      12.83%                     8%
      Leverage ratio                 6.96%                     3%

Qualified Thrift Lender Test. All savings associations, including ISL, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. Under FDICIA, a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-based securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities, may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in house-related activities may also be included. Qualifying assets for the QTL test include, among other things, investments related to domestic residential real estate or manufactured housing, the book value of property used by an association or its subsidiaries for the conduct of its business, 50% of residential mortgage loans that ISL sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by FHLMC or FNMA. ISL was in compliance with the QTL test as of December 31, 1995.

Company Support of Bank and ISL. A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.
Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, Congress recently passed legislation pursuant to which depositors are granted a preference over all other unsecured creditors in the event of the insolvency of a bank or thrift.

Affiliate Transactions. Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all transactions with an affiliate, be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

In addition to the restrictions that apply to member banks pursuant to Sections 23A and 23B, three other restrictions apply to savings institutions, including those that are part of a holding company organization. First, savings institutions may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings institutions may not purchase or invest in affiliate securities except those of a subsidiary. Finally, the Director of the OTS is granted authority to impose more stringent restrictions for reasons of safety and soundness.

Safety and Soundness. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICA") requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth;
 (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying
(i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulations, then such company will be required to submit a plan to its federal regulator specifying the steps it will take to correct the deficiency. The federal banking agencies have uniform rules concerning these standards.

Prompt Corrective Action. Under FDICIA each federal banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. The extent of an agency's power to take prompt corrective action depends upon whether an institution is "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

In September 1992, the federal banking agencies, adopted regulations to implement the prompt corrective action provisions of FDICIA. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

FDICIA authorizes the appropriate federal banking agency, after notice and an opportunity for a hearing, to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on under-capitalized institutions.

An undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage. An undercapitalized institution is also generally prohibited from increasing its average total assets and is generally prohibited from making any acquisitions, establishing any new branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") amended the Bank Holding Company Act of 1956 (the "BHCA") to create certain interstate banking and branching opportunities. The IBBEA generally applies only to traditional savings banks and commercial banks. Under the IBBEA, commencing September 29, 1995, a bank holding company may acquire a bank located in any state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of deposits in the state in which the bank to be acquired is located (unless the state waives the 30% deposit limitation). The IBBEA permits individual states to restrict the ability of an out-of-state bank holding company or bank to acquire an in-state bank that has been in existence for less than five years and to establish a state concentration limit of less than 30% if such reduced limit does not discriminate against out-of-state bank holding companies or banks.

Effective June 1, 1997, the IBBEA authorizes an "adequately capitalized" bank, with the approval of the appropriate federal banking agency, to merge with another adequately capitalized bank in any state that has not opted out of interstate branching. Such a bank may operate the target's offices as branches if certain conditions are satisfied. The same national and state deposit concentration limits and applicable state minimum-existence restrictions which apply to interstate acquisitions (as discussed above) also apply to interstate mergers. The applicant also must comply with any nondiscriminatory host state filing and notice requirements and demonstrate a record of compliance with applicable federal and state community reinvestment laws. A state may opt out of interstate branching by enacting a new law between September 29, 1994, and June 1, 1997, expressly prohibiting interstate merger transactions. As of the date of this Form 10-K, Hawaii has not opted out of interstate banking.

Under the IBBEA, the resulting bank in an interstate merger may establish or acquire additional branches at any location in a state where any of the banks involved in the merger could have established or acquired a branch. A bank also may acquire one or more branches of an out-of-state bank without acquiring the target out-of-state bank if the law of the target's home state permits such a transaction. In addition, the IBBEA permits a bank to establish a de novo branch in another state if the host state statutorily permits de novo interstate branching.

The IBBEA also permits a bank subsidiary of a bank holding company to act as agent for other depository institutions owned by the same holding company for purposes of receiving deposits, renewing time deposits, closing or servicing loans and receiving loan payments. Under the IBBEA a savings association may perform similar agency services for affiliated banks to the extent that the savings association was affiliated with a bank on July 1, 1994, and satisfies certain additional requirements.

Deposit Insurance. On October 5, 1994, the FDIC issued an advance notice of proposed rule-making seeking comment on whether the deposit-insurance assessment base should be redefined in light of the recent transition to a risk-based deposit insurance system. The FDIC stated that, while it did not intend any redefinition of the assessment base to have a significant impact on the total amount of assessments industry-wide, there is a potential for significant change in the assessments paid on an institution-by-institution basis. Depending on the type of activities in which a particular institution is engaged, and the type of products and services it offers, a change in the assessment base could have a significant effect on the amount of the assessments such an institution pays. The deadline for submitting written comments on the advanced notice of proposed rule-making expired on February 2,
 1995 and, as of the date of this Form 10-K, the FDIC has not yet issued a proposed rule.

Effective January 1996, deposit insurance premiums for most banks insured by the Bank Insurance Fund (BIF) dropped to zero, but those for savings associations insured by the Savings Association Insurance Fund (SAIF) remained unchanged at 23 to 31 cents per $100 of domestic deposits. This disparity is the direct result of the over-capitalization of the BIF and the serious under-capitalization of SAIF. This disparity in deposit insurance premiums raises obvious issues.relating to the competitiveness of institutions subject to the SAIF premiums, as well as the possibility that SAIF-insured institutions could convert or otherwise move their deposits to BIF-insured institutions.

Legislation currently pending calls for the recapitalization of SAIF through a one-time assessment of 85 cents per $100 in deposits at SAIF-insured institutions. While the legislation is currently stalled in budget negotiations, such an assessment would be a significant cost to the Association (estimated cost of $3 million), if the law is enacted. Other changes proposed in this area include adding approximately 2.5 cents per $100 of domestic deposits to the deposit insurance costs of BIF-insured banks in order to make FICO bond payments which stem from bonds issued in 1987 to recapitalize the thrift insurance fund. This legislation, and other proposals, call for the eventual merger of SAIF and BIF. All of the various aspects of the proposed legislation could have significant effects on the Company, the Bank and Association.

Other Regulatory Considerations. The Bank and ISL are also subject to a wide array of other state and federal laws and regulations, including without limitation, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer requirements, the Truth-in-Lending Act, the Truth-in-Savings Act and the Real Estate Settlement Procedures Act. The Bank and ISL are also subject to laws and regulations that may impose liability on lenders and owners for cleanup expenses and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise. Some court decisions also have expanded the circumstances under which lenders have been held liable for hazardous wastes on such properties.

NUMBER OF EMPLOYEES

As of December 31, 1995 the Company and its subsidiaries employed 558 persons; 528 on a full-time basis and 30 on a part-time basis. Management of the Company and its subsidiaries believe that they have favorable employee relations. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreements. In January 1996, the Company announced an voluntary separation program to all employees - see further discussion in

Management's Discussion and Analysis of Other Expenses.

FOREIGN OPERATIONS

Not applicable.

STATISTICAL DISCLOSURES

The following tables and data set forth, for the respective periods shown, selected statistical information relating to the Company and its subsidiaries. These tables should be read in conjunction with the information contained in
ITEM 6. "Selected Financial Data," ITEM 7. "Management's Discussion and analysis of Financial Condition and Results of Operations," and ITEM 8. "Financial Statements and Supplementary Data."

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost and the distribution by category of investment securities at December 31 for the years indicated:
                                           At December 31,
  (in thousands)                      1995      1994      1993
                                    ----------------------------
Held-to-Maturity
U.S. Treasury securities          $       -   $97,823  $ 14,886
 and other U.S. government
 agencies and corps.
State and political subdivisions        102     4,954     5,962
Mortgage-backed securities            9,142   123,970   105,127
Other                                     -    21,248    15,243
                                 ----------------------------
                                  $   9,244  $247,995  $141,218
                                 ==============================
Available-for-sale
U.S. Treasury securities          $  95,257  $ 11,912  $      -
 and other U.S. government
 agencies and corps.
State and political subdivisions      3,470        -          -
Mortgage-backed securities          106,875     2,676         -
Other                                23,228        -          -
                                 ------------------------------
                                  $ 228,830  $ 14,588  $      -
                                 ==============================

The following table sets forth the maturities of investment securities at December 31, 1995, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):


                                                            Maturing
                                  within          after 1          after 5           after
                                  1 year          under 5          under 10        10 years
Held-to-Maturity              Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                       -----------------------------------------------------------------------
U.S. Treasury securities
 and other U.S. government
 agencies and corps.          $   102 6.50%      -       -         -      -         -      -
State subdivisions                -     -        -       -         -      -         -      -
Mortgage-backed securities        -     -        -       -      $1,504  8.53%    $7,638  7.95%
Other                             -     -        -       -         -      -         -      -
                       -----------------------------------------------------------------------
                              $   102 6.50%      -       -      $1,504  8.53%    $7,638  7.95%
                       =======================================================================
                                                    Maturing
                                 within           after 1         after 5            after
                                 1 year           under 5         under 10          10 years
Available-for-sale            Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                       -----------------------------------------------------------------------
U.S. Treasury securities
 and other U.S. government
 agencies and corps.          $28,000 5.44%    $57,271 5.83%    $9,986  6.68%       -      -
State subdivisions                254 7.23%      1,648  6.60%    1,568  5.74%       -      -
Mortgage-backed securities        -     -       24,221  5.93%      -      -      82,654  7.48%
Other                             -     -          -      -        -      -      23,228  7.25%
                       -----------------------------------------------------------------------
                              $28,254 5.46%    $83,140  5.88%  $11,554  6.55%  $105,882  7.43%
                       =======================================================================

A table setting forth information regarding investments in securities, including estimated fair value and carrying value of such securities is included in Note C to the Company's Consolidated Financial Statements. LOAN PORTFOLIO


Total loans at December 31, 1995 increased to $1,128.53 million, a 4.33% increase over the previous year-end. The increase in total loans was due primarily to an increase in real estate mortgage loans, which increased by $53.25 million or 6.67%.

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

                                               At December 31,
(In thousands)                 1995        1994       1993        1992        1991
                           --------------------------------------------------------
Commercial and financial  $  168,497  $  167,460   $163,394    $181,063    $172,767
Real estate - construction    18,408      24,448     12,983      19,691      18,795
Real estate - mortgage       851,242     797,997    294,855     254,748     190,396
Installment                   90,378      91,738     81,016      83,955      97,688
                           --------------------------------------------------------
                          $1,128,525  $1,081,643   $552,248    $539,457    $479,646
                           ========================================================

Commercial and financial. Loans outstanding in this category increased to $168.5 million, up $1.04 million or .62% from year-end 1994. Loans in this category are primarily loans to small and medium-sized businesses and professionals doing business in Hawaii. The average loan balance was $114,000 at year end 1995. These loans have been made primarily on a secured basis. Typically, real estate serves as collateral as well as equipment, receivables and personal assets as deemed necessary. The Bank has made a limited number of unsecured loans in this category.

Real estate - mortgage. Real estate - mortgage loans rose to $851.2 million at year-end 1995, an increase of $53.25 million or 6.67% from year-end 1994. The average size of loans in this category at December 31, 1995 was approximately
$98,000. The Bank has also made a limited number of loans to finance homes in excess of $1 million. However, loan-to-value ratios lower than 80% are necessary to qualify for these loans.



MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the amount of loans (excluding categories of "real estate-mortgage" and "installment") outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, are due in the periods indicated:

                                         At December 31, 1995
                                               Maturing
                               within    after 1    after
                               1 yr.  Within 5 yrs.  5 yrs.      Total
                             ------------------------------------------
(in thousands)
Commercial and financial     $ 93,445    $36,256    $38,796    $168,497
Real estate-construction       18,408        -          -        18,408
                             ------------------------------------------
                             $111,853    $36,256    $38,796    $186,905
                             ==========================================

The following table sets forth the sensitivity of the above amounts due after one year:
                                               At December 31, 1995
                                           Fixed      Variable
(in thousands)                             rate        rate        Total
                                        ---------------------------------
Due after 1 but within 5 years           $ 8,373    $27,883     $36,256
Due after 5 years                         28,382     10,414      38,796
                                        ---------------------------------
                                         $36,755    $38,297     $75,052
                                        =================================

RISK ELEMENTS IN LENDING ACTIVITIES

The following table presents information concerning the aggregate amount of
non-performing assets.  Non-performing assets are comprised of  (a)   assets
accounted for on a non-accrual basis; (b) assets contractually past due ninety days or more as to interest or principal payments (but not included in the non-accrual assets in (a) above); There are no potential problem loans not already disclosed in item in (a) or (b) above).

(In thousands)                                   December 31,
                                    1995    1994    1993    1992    1991
                                 ----------------------------------------
Loans accounted for on a         $14,338   $7,366  $3,777  $3,790  $   -
  non-accrual basis
Loans contractually past
  due 90 days or more as
  to principal or interest         3,113    5,946   1,965   2,061   2,729
                                 ----------------------------------------
      Total non-performing        17,451   13,312   5,742   5,851   2,729
Other real estate owned            1,715    2,122      -    2,000     500
                                 ----------------------------------------
Total non performing assets      $19,166  $15,434  $5,742  $7,851  $3,229
                                 ========================================
Ratio of non-performing loans
  to period end total loans        1.54%    1.23%   1.05%   1.09%   0.57%
Ratio of non-performing assets
  to period end total assets       1.27%    1.07%    .73%   1.08%   0.47%


The increase in non accrual loans in 1995 was due primarily to an increase in ISL's delinquent mortgage loans, which increased by $4.69 million to $9.87 million at the end of 1995. The increase in ISL's non-accrual loans, which are comprised primarily of mortgage loans on one-to four family residential property, is a reflection of the continued weakness in the Hawaii economy and real estate market.

As of January 1, 1995, the Company adopted the provisions of SFAS 114 as amended by SFAS 118. The adoption of this accounting policy had no material effect on the consolidated financial statements of the Company. At December 31, 1995, the recorded investment in loans that are considered to be impaired was $4.4 million. Included in this amount is $4.3 million of impaired loans of which the related allowance for credit losses is $1.1 million - see Note E of Notes to Consolidated Financial Statements.

The increase in non-performing loans in 1994 was due primarily to the Association's non-accrual loans and loans past due ninety-days of $5.2 million and $3.3 million, respectively included in the 1994 amounts.

It is the Company's policy to discontinue accrual of interest on loans when there is reasonable doubt as to collectibility. Whenever the payment of interest or principal is 90 days past due, or sooner in certain situations determined by management of the Company, interest accrual is normally discontinued. Previously accrued but uncollected interest is reversed and income recorded only as collected.
See Note D to the Consolidated Financial Statements for interest foregone and recorded on non-accrual loans. Substantially all of the Company's loan portfolio, including real estate mortgage loans, are located in the State of Hawaii.

SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period presented and daily averages; changes in the allowance for possible credit losses arising from loans charged-off and recoveries on loans previously charged-off according to loan categories and additions to the allowance which have been charged to expense:
                                           Years ended December 31,
(dollars in thousands)          1995    1994    1993    1992    1991
Balance of allowance
  for credit losses at
  beginning of year            $14,326  $9,816  $8,715  $7,542  $5,865
Allowance of ISL at
  acquisition date                  -    3,128      -       -       -
Charge offs:
Commercial and financial            87     602     816   1,244      14
Real estate - construction          -       -       -       -       -
Real estate -  mortgage            563     300     443     376      52
Installment                        602     694     777   1,371     781
                               -----------------------------------------
     Total charge-offs           1,252   1,596   2,036   2,991     847
Recoveries:                    -----------------------------------------
Commercial and financial            92     609     528     105     552
Real estate - construction          -       -       -       -       -
Real estate -  mortgage            142      14      72      -        5
Installment                        288     391     473     334     277
                               -----------------------------------------
     Total recoveries              522   1,014   1,073     439     834
                               -----------------------------------------
Net loans charged-off              730     582     963   2,552      13
Provision for loan losses          980   1,964   2,064   3,725   1,690
                               -----------------------------------------
Balance at year end            $14,576 $14,326  $9,816  $8,715  $7,542

Ratio of net-charge-offs to
  average net loans outstanding    .07%    .07%    .18%    .50%   0.00%

Ratio of allowance for credit
  losses to period-end loans      1.29%   1.32%   1.79%   1.62%   1.58%

Ratio of allowance for credit
  losses to non-performing loans 83.53% 107.62% 170.95% 148.95% 276.36%

The amount of the allowance for possible loan losses is based on periodic evaluations by management. In these evaluations, management considers numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of potential losses. These various analyses lead to a determination of the amount needed in the allowance for possible loan losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such amount. Thus, the provision for loan allowance may fluctuate and may not be comparable from year to year.

Allowances for possible loan losses as a percentage of period-end total loans was 1.29% at December 31, 1995, compared to 1.32% and 1.79% at 1994 and 1993.

The 47 basis point decrease in the allowance for loan losses ratio during 1994 was primarily due to a change in the mix of the Company's loan portfolio. Real estate mortgage loans, which have a lower historical loan loss experience, increased to 73.78% of the total loan portfolio at December 31, 1994, compared to 53.39% at December 31, 1993. The increase in real estate mortgage loans was due primarily to the acquisition of the Association in 1994.

The allowance for possible loan losses has been allocated by the Company's management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at the dates indicated:

(in thousands)                                     At December 31,
                       1995            1994              1993              1992           1991
                   Amt.    %(1)     Amt.    %(1)     Amt.    %(1)      Amt.    %(1)    Amt.    %(1)
                  -----------------------------------------------------------------------------------
Commercial &
 financial        $5,039   14.91%   $3,649  15.47%   $4,280  29.82%    $4,153  33.78%  $3,765  36.22%

Real estate -
 Construction        184    1.62%      378   2.25%      128   2.36%       127   3.67%     243   3.93%

Real estate -
 Mortgage          5,053   75.46%    4,097  73.79%    2,210  53.06%     1,928  46.90%   1,284  39.37%

Installment        1,510    8.01%    1,563   8.49%    1,063  14.76%     1,138  15.65%   1,154  20.48%

Unallocated        2,790      n/a    4,639     n/a    2,135     n/a     1,369     n/a    1,096    n/a
                 ------------------------------------------------------------------------------------
     Total       $14,576     100%  $14,326    100%   $9,816    100%    $8,715    100%   $7,542   100%
                 ====================================================================================


(1) represents percentage of loans in each category to total loans. DEPOSITS

The Company competes for deposits in Hawaii principally by providing quality customer service at its branch offices.

The Company has a network of twenty-four branch offices which seek to provide a stable core deposit base. The newest branch office in Kapolei, Oahu opened in December 1993. The deposit base provided by these branches consists of interest and non-interest bearing demand and savings accounts, money market certificates and time certificates of deposit. The Company does not offer or have brokered deposits.

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                                           Years Ended December 31,
                                 1995               1994               1993
                                 Average           Average           Average
                              Balance  rate    Balance  rate      Balance  rate
                             --------------------------------------------------
Non-interest bearing
  demand deposits            $120,396  0.00%   $108,996  0.00%  $101,326  0.00%
 Interest bearing
  demand deposits             153,168  2.28%    140,732  1.61%   123,874  2.08%
Savings                       196,795  2.45%    224,365  2.34%   140,808  2.80%
Time deposits                 512,931  5.49%    355,265  4.08%   218,225  3.49%
                             --------------------------------------------------
     Total                   $983,290  3.71%   $829,358  2.65%  $584,233  2.42%
                             ==================================================

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1995 is summarized below:

(in thousands)

3 months or less                           $110,098
Over 3 months through 6 months               49,468
Over 6 months through 12 months              36,292
Over 12 months                               11,901
                                          ----------
     Total                                 $207,759
                                          ==========

SHORT-TERM BORROWINGS

The following table sets forth outstanding balances of short-term borrowings at year-end :

                                                    At December 31,
(in thousands)                                  1995       1994       1993
                                          ---------------------------------
Federal funds purchased and
  securities sold under
  repurchase agreements                    $38,698      $69,006     $   -
Federal treasury tax and loan                2,577        1,422      2,930
Advances from the FHLB                     194,085      195,475         -
Notes payable to banks                       4,000        9,000      4,407
                                          ---------------------------------
     Total                                $239,360     $274,903     $7,337
                                          =================================

Average rates and average and maximum balances for short-term borrowing categories were as follows, for categories of borrowings where the average outstanding balance for the period was 30% or more of stockholders' equity at the end of the period:

                                                At December 31,
(in thousands)                                  1995       1994
                                          -------------------------
Federal funds purchased and
  securities sold under repurchase
  agreements :
Average interest rate at December 31,          6.01%         6.11%
Maximum outstanding at any month-end         $47,484       $83,673
Average outstanding                           40,195       $41,585
Average interest rate for the period           6.00%         3.82%


Advances from the Federal Home Bank :
Average interest rate at December 31,          5.82%         6.29%
Maximum outstanding at any month-end        $238,693      $198,600
Average outstanding                         $195,538      $141,819
Average interest rate for the period           6.60%         4.56%

Federal funds purchased generally mature on the day following the date of purchase. Securities sold under agreements to repurchase were treated as financings and the obligations to repurchase the securities sold were reflected as a liability with the dollar amount of securities underlying the agreement remaining in the asset accounts.

Advances from the Federal Home Loan Bank were made under a credit line agreements of $439.3 million, of which $147.77 million was undrawn at December 1995. The interest paid monthly on this line floats and is based on the overnight interbank borrowing rate. See Notes I and J to the Audited Financial Statements.

ITEM 2.  PROPERTIES

The operations of the Company are transacted through its main banking offices and twenty-four branches. The Company's facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates though the year 2040. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note Q to the Company's Consolidated Financial Statements. On March 21, 1989, a limited partnership of which Citibank Properties, Inc., the Bank's only subsidiary owned a 25% interest, sold its office building where the administrative and banking offices of the Bank are currently located to an unrelated third party in a transaction similar to a sale-leaseback transaction. See Note M to the Company's Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

On January 30, 1996, a lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by Hamamoto Corporation and Shinsuke Hamamoto ("Plaintiffs") against International Savings and Loan Association, Limited ("ISL"), ISL Services, Inc., DRI Realty, Inc., Richard C Lim, as an officer and director of ISL (the foregoing defendants are referred to herein as the "ISL defendants", as well as CB Bancshares, Inc. (The "Company") and other entities and individuals. The lawsuit is an action by Plaintiffs, as purchasers of the International Savings Building at 1111 Bishop Street in Honolulu, Hawaii, for recission, special, general and punitive damages. Plaintiff seek recission of a $7.45 million sale, made in May 1988, based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee simple landowner and the alleged unreasonableness of demands by the fee simple owner. Plaintiffs also allege failure to disclose land appraisals concerning the property and presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building. On March 1, 1996, the Company and the ISL Defendants filed an Answer to Plaintiffs' Complaint denying any liability in connection with the matters alleged in Plaintiffs' Complaint, and a Counterclaim against Plaintiffs alleging breach of contract, abuse of process and related claims. While the Company and the ISL Defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurances can be given as to the ultimate outcome of the lawsuit at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the lawsuit has been made in the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol "CBBI". At February 29, 1996, the Company had approximately 4,000 common shareholders of record.

The following table sets forth quarterly market price and dividend information on the Company's common stock over the preceding two years.

1995                                   High      Low   Dividends
                                     ----------------------------
First quarter                          $31.25   $29.50   $0.375
Second quarter                          31.00    29.50    0.375
Third quarter                           30.50    29.00    0.375
Fourth quarter                          30.25    28.75    0.375

1994
First quarter                          $33.00   $31.50   $0.375
Second quarter                          32.00    30.50    0.375
Third quarter                           35.50    30.50    0.375
Fourth quarter                          34.75    29.50    0.375

The Company expects to continue its policy of paying quarterly dividends. However. The payment of cash dividends is subject to the Company's future earnings, capital requirements, financial condition and certain limitations described in Note S of Notes to Consolidated Financial Statements.


ITEM 6. SELECTED FINANCIAL DATA


(in thousands, except per share data and selected ratios)
                                       1995        1994       1993        1992       1991
                                -----------------------------------------------------------
Income Statement Data:
  Interest income                   $111,716     $89,350    $58,582    $ 61,297    $60,014
  Interest expense                    57,686      34,445     17,048      22,554     28,069
  Net interest income                 54,030      54,905     41,534      38,743     31,945
  Provision for credit losses            980       1,964      2,064       3,725      1,690
  Net income                           8,013      11,071      7,926       7,810      7,466
End of Period Balance Sheet Data:
  Total assets                     1,501,513   1,439,511    789,541     726,565    686,172
  Total loans                      1,128,525   1,081,643    552,248     539,547    479,646
  Total deposits                   1,011,483     923,444    622,084     594,855    576,252
  Long-term debt                     101,371     106,850     65,000      35,000          0
  Stockholders' equity               116,506     111,165     78,586      56,703     51,663
Per Share Data:
  Net income                            2.26        3.32       3.12        3.66       3.50
  Cash dividends declared               1.30        1.30       0.98        1.30       1.30
Outstanding Shares:
  Average during period                3,551       3,335      2,538       2,131      2,131
Selected Ratios
  Return on average total assets       0.54%       0.95%      1.06%       1.09%      1.15%
  Return on average equity             7.05%      10.92%     10.92%      14.13%     15.05%
  Period-end total stockholders'
    equity to period-end assets        7.76%       7.72%      9.95%      7.80%       7.53%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and the results of its operations. The Management's Discussion and Analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report.

It should be noted that the Company is affected by various factors such as regulatory actions, economic conditions, the general business environment, as well as by the competition. Accordingly, historical performance may not be a reliable indicator of future earnings.

Results of Operations.
Consolidated net income for 1995 was $8.01 million, a decrease of 27.64% from the $11.07 million in 1994 and exceeding the $7.93 million reported in 1993. Net income on a per share basis was $2.26 in 1995 as compared to $3.32 in 1994 and $3.12 in 1993. The Company's return on average stockholders' equity was 7.05% in 1995 and 10.92% in 1994 and 1993. The return on average total assets for 1995 was 0.54%, as compared to 0.95% for 1994 and 1.06% for 1993. Net interest margin (on a tax equivalent basis) declined to 3.93% in 1995, compared to 4.96% and 6.11% in 1994 and 1993, respectively.


The following tables 1 and 2 set forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the tables are on a taxable equivalent basis.


TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES
 Years ended December 31,          1995                   1994                   1993
                           Average      Yield/  Average         Yield/  Average        Yield/
                        Balance Interest Rate   Balance Interest Rate   Balance Interest Rate
- - ----------------------------------------------------------------------------------------------
ASSETS                                         (dollars in thousands)
Interest-earning assets:
 Loans               $1,117,976 $94,142 8.42%  $ 879,184 $73,007 8.30%  $544,623 $47,869 8.79%
 Taxable investment
  securities            254,565  17,249 6.78     222,577  15,964 7.17    130,465  10,333  7.92
 Non-taxable investment
  securities              4,485     388 8.65       5,369     465 8.66      5,593     592 10.59
 Federal funds sold
  and securities
  purchased under
  agreements to resell    4,801     257 5.35       6,054     239 3.95      4,657     135  2.90
Total interest-earning
  assets              1,381,827 112,036 8.11   1,113,184  89,675 8.06    685,338  58,929  8.60
Non-interest-earning assets:
 Cash and due
  from banks             35,240                   24,118                  34,939
 Premises and
  equipment-net          11,696                    9,417                   7,991
 Other assets            64,800                   35,209                  31,844
 Less allowance for
  credit losses         (14,414)                 (12,729)                 (9,076)
- - ----------------------------------------------------------------------------------------------
     Total assets    $1,479,149               $1,169,199                $751,036

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES
Years ended December 31,           1995                   1994                   1993
 (continued)            Average          Yield/  Average         Yield/  Average       Yield/
                        Balance Interest Rate   Balance Interest Rate   Balance Interest Rate
- - ---------------------------------------------------------------------------------------------
LIABILITIES AND                          (dollars in thousands)
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Savings deposits      $349,963  $8,322 2.38%   $365,097   7,511 2.06%  $264,682  $6,525 2.47%
 Time deposits          512,931  28,138 5.49     355,265  14,499 4.08    218,225   7,609 3.49
 Short-term borrowings  195,538  12,915 6.60     100,823   7,665 7.60     12,824     818 6.38
 Long-term debt         146,102   8,311 5.69     130,682   4,770 3.65     59,027   2,096 3.55
Total interest-bearing
 liabilities          1,204,534  57,686 4.79     951,867  34,445 3.62    554,758  17,048 3.07
Non-interest bearing liabilities:
 Demand deposits        120,396                  108,996                 101,326
 Other liabilities       40,492                    6,935                  22,359
 Stockholders' equity   113,727                  101,401                  72,593
- - ----------------------------------------------------------------------------------------------
    Total            $1,479,149               $1,169,199                $751,036

Net interest income     $54,350                 $ 55,230                 $41,881
Net interest margin       3.93%                    4.96%                   6.11%

TABLE 2: INTEREST DIFFERENTIAL
                                  1995 compared to 1994              1994 compared to 1993
                                   Increase (Decrease)             Increase (Decrease)
                                    due to change in: (1)           due to change in: (1)
(in thousands)                 Volume    Rate    Net Change     Volume    Rate    Net Change
- - ----------------------------------------------------------------------------------------------
Interest earning assets:
 Loans                         $20,094   $1,041   $21,135         $27,916   $(2,778)   $25,138
 Taxable investment securities   2,203     (918)    1,285           6,688    (1,057)     5,631
 Non-taxable investment securities (76)      (1)      (77)            (23)     (104)      (127)
 Federal funds sold and
  securities purchased under
  agreements to resell             (56)      74        18              47        57        104
Total interest-earning assets  $22,165     $196   $22,361         $34,628   $(3,882)   $30,746
Interest-bearing liabilities:
 Savings deposits                $(322)  $1,133      $811          $2,190   $(1,204)      $986
 Time deposits                   7,682    5,957    13,639           5,419     1,471      6,890
 Short-term borrowings           6,372   (1,122)    5,250           6,661       186      6,847
 Long-term debt                    618    2,923     3,541           2,614        60      2,674
Total interest-bearing
 liabilities                   $14,350   $8,891   $23,241         $16,884      $513    $17,397
- - ----------------------------------------------------------------------------------------------
Net interest income             $7,815  $(8,695)  $  (880)        $17,744   $(4,395)   $13,349

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Averages are computed on daily average balances for each month in the period divided by the number of months in the period.
(3) Interest income and resultant yield information in the table are on a taxable equivalent basis using an assumed tax rate of 35.00%.
(4) Yields and amounts earned include loan fees. Non-accrual loans have been included in interest-earning assets for purposes of these computations.

Net interest income is the largest single component of the Company's earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a tax equivalent basis, was $54.35 million in 1995, a decrease of $0.88 million or 1.59% from 1994.

As summarized on Table 2, the $0.88 million decrease in net interest income for 1995 consisted of a $22.36 million increase in interest income that was offset by a $23.24 million increase in interest expense.

The $22.36 million increase in interest income on interest-earning assets was primarily due to a $268.64 million, or 24.13%, increase in the average balance of interest-earning assets. The average balance of loans increased by $238.79 million, or 27.16%, to $1,117.98 million. The increase in the average balance of loans was due primarily to a growth in mortgage loans, which increased by $53.25 million during 1995 to $851.24 million. The average yield on interest-earning assets increased to 8.11% compared to 8.06% in 1994, and 8.60% in 1993. Table 2 summarizes the dollar effect of the volume increase in interest-earning assets, which had a $22.17 million positive effect on net interest income, supplemented by the $0.20 million positive effect of the increase in the average yield on interest-earning assets.

The $23.24 million increase in interest paid on interest-bearing liabilities was primarily due to a $252.67 million, or 26.54%, increase in the average balance of interest-bearing liabilities. The increase in interest-bearing liabilities was primarily due to an increase in time deposits. Also contributing to the increase in interest expense was an increase in the average cost of funds that increased to 4.79% in 1995 compared to 3.62% in 1994. The 117 basis point increase in the average cost of funds in 1995 was due a higher use of time deposits which had an average cost of 5.49%. The volume and rate growth in interest-bearing liabilities increased interest expense by $14.35 million and $8.89 million, respectively.

In 1994 and 1993, the increase in net interest income of $13.35 million and $1.21 million, respectively, was attributed to the growth in average interest-earning assets, which fully offset an increase in average interest-bearing liabilities. The increase in interest income and expense in 1994 was due to the April 1994 acquisition of the Association and the reflection of its interest-earning assets and interest-bearing liabilities in the Company's operating results.

Provision and Allowance for Loan Losses
The amount of the allowance for possible loan losses is based on periodic evaluations by management. In these evaluations, management considers numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of potential losses. These various analyses lead to a determination of the amount needed in the allowance for possible loan losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such an amount. Thus, the provision for loan allowance may fluctuate and may not be comparable from year to year.

The Company's allowance for possible loan losses increased to $14.58 million at December 31, 1995, from $14.33 million in 1994 and $9.82 million in 1993. Allowances for possible loan losses as a percentage of period-end total loans was 1.29% at December 31, 1995, compared to 1.32% and 1.78% at 1994 and 1993.
The increase in the allowance for loan losses from 1993 to 1994 was primarily due to the Association allowances of $3.86 million included in the 1994 year-end balances.

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for
Impairment
of a Loan" (SFAS 114). The adoption of this accounting policy had no material effect on the consolidated financial statements of the Company. At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $4.43 million. Included in this amount is $4.33 million of impaired loans of which the related allowance for credit losses is $1.05 million and $0.10 million of impaired loans that do not have an allowance for credit losses-see Note E of Notes to Consolidated Financial Statements.

Other Income
In 1995, other income was $10.33 million as compared to $9.16 million in 1994 and $6.90 million in 1993. During 1995, the Bank sold its merchant accounts portfolio due to declining volume and reduced profit margins from such activities. The gain of $1.0 million from the sale of merchant accounts is included in other income for 1995. Other income also includes $0.45 million of gain in each year resulting from amortization of deferred gain recognized in a manner similar to a sale-leaseback transaction of the Company's headquarters in 1989. This deferred gain, which totaled $8.57 million in 1989, will be amortized into income over a 20-year period. See Note M to the Company's Consolidated Financial Statements.

The following table sets forth information by category of other operating income for the Company for the years indicated:

For the Year                                    1995     1994     1993
- - ------------------------------------------------(dollars in thousands)--
Service charges on deposits                    $1,716    $1,773   $1,447
Other service charges and fees                  5,515     6,917    3,682
Net trading account gains (losses)                 61      (174)     -
Net realized gains on sales of
  available-for-sale-securities                     4       195      -
Other                                           3,032       450    1,769
- - ------------------------------------------------------------------------
Total                                         $10,328    $9,161   $6,898
========================================================================

Other Expenses
The following table sets forth information by category of other operating expenses of the Company for the years indicated:

For the Year                                    1995     1994     1993
- - ------------------------------------------------(dollars in thousands)---
Salaries and employee benefits                $21,340   $18,234  $13,774
Net occupancy expense                           7,295     6,887    4,856
Equipment expense                               2,929     2,332    2,169
Professional fees                               2,904     2,686    1,967
Merchant interchange fees                       1,616     1,739    1,654
Charge card processing                            640       795      775
Stationery and supplies                         1,074       922      693
Deposit insurance premiums                      1,472     1,918    1,371
Advertising and promotion                       1,880     1,752    1,035
Commissions                                     1,082     1,123       -
Other                                           7,882     5,986    4,720
- - ------------------------------------------------------------------------
Total                                         $50,114   $44,374  $33,014
========================================================================

Total operating expenses as a percent
  of average assets                             3.39%     3.80%    4.40%

Other operating expenses increased to $50.11 million, compared to $44.37 million in 1994 and $33.01 in 1993. The Company's operating expense ratio (total operating expense as a percentage of average assets), which is a commonly used indicator of operating efficiency, improved by 41 basis points in 1995 to 3.39%, compared to 3.80% in 1994 and 4.40% in 1993. In addition to the lower operating expense ratio of the Association, the trend of improving operating efficiency reflects Management's continuing efforts to control and reduce non-interest expenses and consolidate certain operations of the Bank and Association.

The $5.74 million increase in other operating expenses in 1995 was due primarily to an increase of $4.23 million in other operating expenses from the Association. Other operating expenses of the Association were included for all of 1995, whereas, in 1994, the Association's expenses were incurred only from the April 4, 1994 acquisition date of the Association.

Total compensation expense, which comprises the largest category of other operating expenses, increased by $3.11 million in 1995 to $21.34 million. This increase was due to compensation expenses of the Association being included for all of 1995, as described above. In addition, deferred compensation expenses incurred in 1995 increased by $.98 million to $1.42 million - See Note R3 of Notes to the Consolidated Financial Statements.

On January 31, 1996, the Company announced a major initiative to further improve operating efficiency and decrease expenses by offering a voluntary separation program to all employees. The program offers all eligible employees the opportunity of electing to terminate their employment. The Company has the right to deny or delay an employee's election. The voluntary separation program is the first phase of a cost reduction plan. If the response to this first phase is not sufficient to achieve the Company's goals, Phase II will be implemented which will incorporate executive pay reductions of up to 10% and involuntary staff reductions.

Deposit insurance premiums, which decreased to $1.47 million in 1995 from $1.92 million in 1994, includes a one-time FDIC premium refund of $.38 million. The refund reflects a reduction in the FDIC assessment rate from 23 to 4 basis, which the Bank received in the third quarter of 1995.

Income Taxes
Total income tax expense of the Company was $5.25 million, $6.66 million and $4.85 million in 1995, 1994 and 1993, respectively. The Company's effective income tax rate for the years 1995, 1994 and 1993 was 39.6%, 37.6% and 36.3%, respectively. Note L to the Company's Consolidated Financial Statements presents a reconciliation of the Company's effective and statutory income tax rates.

In February of 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 109, entitled "Accounting for Income Taxes." The new accounting standard established financial accounting and reporting standards for income taxes. This standard, which supersedes FASB Statement No. 96, and amends or supersedes various other related accounting pronouncements, provides for an assets and liability approach to accounting for income taxes. Statement No. 109 was adopted as of January 1, 1993, as allowed. The cumulative impact of this change decreased 1993 net income by $580,000. See Note L to the Company's Consolidated Financial Statements.


Liquidity Management

The primary objective of liquidity management is to maintain a balance between sources and uses of funds in order that the cash flow needs of the Company are met in the most economical and expedient manner. The liquidity needs of a financial institution require the availability of cash to meet the withdrawal demands of depositors and the credit commitments of borrowers. In order to optimize liquidity, management monitors and forecasts the various sources and uses of funds in an effort to continually meet the financial requirements of the Company and the financial needs of its customer base.

To ensure liquidity on a short-term basis, the Company's primary sources are cash or cash equivalents, loan repayments, proceeds from the sale of assets available for sale, increases in deposits, proceeds from maturing securities and, when necessary, federal funds purchased and credit arrangements with correspondent banks and the FHLB. Maturities of investment securities are also structured to cover large commitments and seasonal fluctuations in credit arrangements.

The Consolidated Statement of Cash Flows summarizes the sources and uses of cash from operating, investing and financing activities for the three years ended December 31, 1995. The following discussion is based on the aforementioned Statement of Cash Flows included in the Company's Consolidated Financial Statements.

Cash provided by operating activities during 1995 was $9.42 million compared to $30.36 and $10.76 million for 1994 and 1993, respectively. Cash provided by operating activities consists primarily of the Company's net income from operations.

Investing activities reduced cash flow by $37.09 million during 1995, compared to $213.39 million and $51.44 million in 1994 and 1993, respectively. The primary use of cash flow for investing activities in 1995 was for the $49.15 million net increase in loans.

Cash flow provided from financing activities was $42.55 million during 1995, compared to $180.58 million and $54.05 million in 1994 and 1993, respectively. During 1995, there was an $88.04 million net increase in deposits, offset by a $35.54 million net decrease in short-term borrowings.

As of December 31, 1995, the Bank and Association had available unused credit lines of $147.75 million from the FHLB and committed available lines of credit of $161.5 million from other sources. At any time the Company has outstanding commitments to extend credit. See Note O of Notes to Consolidated Financial Statements.

Asset/Liability Management

Asset/liability management involves the maintenance of an appropriate balance between interest-sensitive assets and interest-sensitive liabilities to reduce interest rate exposure while also providing liquidity.


The Company's management has placed an increased emphasis on interest rate sensitivity management. Interest-earnings assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to either the maturity of the instrument or changes in the rate environment. Gap refers to the difference between the rate-sensitive assets and rate-sensitive liabilities. When the amount of rate-sensitive assets is in excess of rate-sensitive liabilities, a "positive" gap exists, and when the opposite occurs, a "negative" gap exists. Generally, when rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. Interest rate shifts, resulting from movements in the economic environment, can cause interest-sensitive assets and liabilities to reprice within relatively short time frames. As a result, major fluctuations in net interest income and net earnings could occur due to imbalances between rate-sensitive assets and liabilities. Asset/liability management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

The Company's policy is to closely match its level of interest-earning assets and interest-bearing liabilities within a limited range, thereby reducing its exposure to interest rate fluctuations. In connection with these asset and liability management objectives, various actions have been taken, including changes in the composition of assets and liabilities, and the use of financial instruments.

The financial instruments used and their notional amounts outstanding at year-end were as follows:

                                                    December 31,
                                              1995      1994      1993
                                               (dollars in thousands)
- - ------------------------------------------------------------------------
Interest rate swaps
  (Pay) Receive-fixed swaps
    notional amount                        $(50,000)   $75,000   $60,000
  Average receive rate                        5.88%      6.25%     6.22%
  Average pay rate                            6.50%      6.14%     3.33%

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to the agreed notional amount.

Interest rate contracts are primarily used to convert certain deposits and long-term debt to floating interest rates or to convert certain groups of customer loans and other interest-earning assets to fixed rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

See Note N of Notes to Consolidated Financial Statements for further discussion and disclosure of financial instruments.

The table on the following page sets forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1995. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first. In the case of amortizing assets (such as mortgage loans, for example) maturities are reflected in terms of the expected principal repayment streams, based upon scheduled amortization and anticipated prepayments. Prepayments are estimated using current market expectations for assets with interest rates at similar levels to the Company's. It should be noted that while the Company's investment portfolio is classified according to repricing or maturity, most of the portfolio is available for sale. This will provide the Company with the flexibility to restructure the portfolio if it wishes to in the face of a changing interest rate environment. Further note should be taken of the short term classification of most of the Company's savings deposits. In fact, although technically immediately repriceable, most of these deposits are considered to be relatively insensitive to changes in market interest rates.

                             0-90      91-180      181-365      1-5     Over 5    Non-rate
                             days       days        days       years     years   sensitive      Total
- - -----------------------------------(in thousands)-----------------------------------------------------
Assets:
Investment securities      $127,331     $8,345       $6,183    $67,063  $ 18,846   $13,067    $240,835
Commercial loans            123,388      1,909        6,445      8,373    28,382       -       168,497
Real estate loans           121,086     87,272      184,123    341,088   136,081       -       869,650
Consumer loans               46,021      3,741        7,036     33,580       -         -        90,378
Other assets                    -          -            -          -         -     132,153     132,153
  Total assets             $417,826   $101,267     $203,787   $450,104  $183,309  $145,220  $1,501,513
Liabilities and stockholders' equity:
Non-interest bearing
  demand deposits          $ -        $    -       $    -     $    -    $    -    $137,287    $137,287
Savings deposits            353,389        -            -          -         -         -       353,389
Time deposits               211,504    133,121      110,399     65,779         4       -       520,807
Short-term borrowings       165,980     34,835       38,545        -         -         -       239,360
Long-term debt                  -       15,000       34,617     45,501     6,253       -       101,371
Other liabilities               -          -            -          -         -      32,793      32,793
Stockholders' equity            -          -            -          -         -     116,506     116,506
  Total liabilities and
   stockholders' equity    $730,873   $182,956     $183,561   $111,280    $6,257  $286,586  $1,501,513
- - ------------------------------------------------------------------------------------------------------
Interest rate
  sensitivity gap         $(313,047)  $(81,689)     $20,226   $338,824  $177,052 $(141,366) $      -
Cumulative interest rate
   sensitivity gap        $(313,047) $(394,736)   $(374,510) $ (35,686) $141,366 $     -    $      -
======================================================================================================


Capital Resources
The Company has a strong capital base with a Tier 1 capital ratio of 11.58% at December 31, 1995. This is well above the minimum regulatory guideline of 4.00% for Tier 1 capital. Bank holding companies are also required to comply with risk-based capital guidelines as established by the Federal Reserve Board. Risk-based capital ratios are calculated with reference to risk-weighted assets which include both on and off-balance sheet exposures. A company's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator). The minimum required qualifying Total Capital ratio is 8%. As of December 31, 1995, the Company's total capital to risk-adjusted assets ratio was 12.83%.

Effects Of Inflation
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rate changes have a more significant impact on the Company's performance than the effects of general levels of inflation.

Recent Regulatory Developments
Effective January 1996, deposit insurance premiums for most banks insured by the Bank Insurance Fund (BIF) dropped to zero, but those for savings associations insured by the Savings Association Insurance Fund (SAIF) remained unchanged at 23 to 31 cents per $100 of domestic deposits. this disparity is the direct result of the over-capitalization of BIF and the serious under-capitalization of SAIF. This disparity in deposit insurance premiums raises obvious issues relating to the competitiveness of institutions subject to the SAIF premiums, as well as the possibility that SAIF-insured institutions could convert or otherwise move their deposits to BIF-insured institutions.

Legislation currently pending calls for the recapitalization of SAIF through a one-time assessment of approximately 80 cents per $100 in deposits at SAIF-insured institutions. While the legislation is currently stalled in budget negotiations, such an assessment would amount to approximately $2.7 million for the Association. Other changes proposed in this area include adding approximately 2.5 cents per $100 of domestic deposits to the deposit insurance costs of BIF-insured banks in order to make The Financing Corp. bond payments which stem from bonds issued in 1987 to recapitalize the thrift insurance fund. This legislation could have significant effects on the company, the Bank and Association.

Effects Of Changes Issued By The Financial Accounting Standards Board
In November 1995, the Financial Accounting Standards Board issued a special report which permitted Institutions to reclassify investment securities under SFAS 115 "Accounting and Reporting for Certain Investments in Debt and Equity Securities", which the Company had adopted effective January 1, 1994, without tainting the investment portfolio. Investment securities with an amortized cost of $200.96 million were transferred from "held-to-maturity" to "available-for-sale" with the related net unrealized gain of $2.15 million recorded as a separate component of equity. The Financial Accounting Standards Board issued
   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) and No. 123, "Accounting for Stock-Based Compensation "(SFAS 123). These standards are effective for the Company's 1996 year end and are described further in Note
U of Notes to the Company's Consolidated Financial Statements. The adoption of SFAS 121, 122 and 123 is not expected to have a significant impact on the Company's operating results or financial position.



QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Earnings for the fourth quarter of 1995 were $1.27 million ($0.36 per share), a decrease of $1.44 million over the $2.71 million ($0.76 per share) during the same quarter in 1994. The decrease in earnings was due primarily to decease in net interest margin which declined by $2.97 million to $12.83 million in the fourth quarter of 1995 compared to the same quarter in 1994.

The following table summarizes the Company's quarterly results for the years 1995 and 1994:



1995                                           Quarter
                                     March     June    September   December
- - --------------------------------(in thousands, except per share data)------
Total Interest Income              $27,603    $28,156    $28,590    $27,367
Total Interest Expense              13,662     14,863     14,620     14,541
Net Interest Income                 13,941     13,293     13,970     12,826
Provision for Possible Loan Losses     120        120        420        320
Other Non-Interest Income            2,184      2,222      2,432      3,490
Other Non-Interest Expense          12,269     12,137     12,166     13,542
Income Before Income Taxes           3,736      3,258      3,816      2,454
Provision for Income Taxes           1,400      1,230      1,434      1,187
- - ---------------------------------------------------------------------------
Net Income                          $2,336     $2,028     $2,382     $1,267
===========================================================================
Per common share:
Net Income                       $    0.66   $   0.57   $   0.67   $   0.36
===========================================================================

1994                                           Quarter
                                     March     June    September   December
- - --------------------------------(in thousands, except per share data)------
Total Interest Income              $13,983    $23,148    $24,993    $27,226
Total Interest Expense               3,990      8,731     10,294     11,430
Net Interest Income                  9,993     14,417     14,699     15,796
Provision for Credit Losses            409        341        375        839
Other Income                         1,941      3,895      1,701      1,624
Other Expense                        7,798     13,236     11,183     12,157
Income Before Income Taxes           3,727      4,735      4,842      4,424
Income Tax Expense                   1,463      1,750      1,729      1,715
- - ---------------------------------------------------------------------------
Net Income                        $  2,264   $  2,985   $  3,113   $  2,709
===========================================================================
Per common share:
Net Income                        $   0.84   $   0.84   $   0.88   $   0.76
===========================================================================


















31.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants
- - --------------------------------------------------




Board of Directors and Stockholders
CB Bancshares, Inc.
Honolulu, Hawaii


We have audited the accompanying consolidated balance sheets of CB Bancshares, Inc. (a Hawaii corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CB Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in notes A2, A4, A8, C and L to the consolidated financial statements, the Company changed its method of accounting for impairment of loans, certain investments in debt and equity securities and income taxes in 1995, 1994 and 1993, respectively.

GRANT THORNTON LLP

Honolulu, Hawaii
January 31, 1996

                 CB Bancshares, Inc. and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS
        (in thousands of dollars, except shares and per share data)
                                                           December 31,
                                                        1995        1994
                                                     ----------  ----------
ASSETS
Cash and due from banks (including amounts
  restricted for the Federal Reserve
  requirement of $4,276 in 1995 and
  $4,565 in 1994)                                    $   63,619  $   48,748
Interest-bearing deposits in other banks                 11,500          -
Investment securities (notes C, I and J)
  Held-to-maturity - market values of $9,521 in
   1995 and $238,056 in 1994                              9,244     247,995
  Available-for-sale                                    231,495      13,998
  Trading - net of unrealized holding gains
    of $5 in 1995 and losses of $89 in 1994                  96       4,997
Loans held for sale                                      14,350         544
Loans, net (notes D, E, J and O)                      1,106,610   1,060,554
Premises and equipment (note G)                          16,960      17,287
Goodwill (net of accumulated amortization of
  $1,497 in 1995 and $638 in 1994) (note B)              11,277      12,136
Other assets (notes L and R3)                            36,362      33,252
                                                      ---------   ---------
TOTAL ASSETS                                         $1,501,513  $1,439,511
                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (notes F and H)
  Non-interest bearing                               $  137,287  $  135,368
  Interest bearing                                      874,196     788,076
                                                      ---------   ---------
          Total deposits                              1,011,483     923,444
Short-term borrowings (note I)                          239,360     274,903
Other liabilities (notes L and M)                        32,793      23,149
Long-term debt (note J)                                 101,371     106,850
                                                      ---------   ---------
          Total liabilities                           1,385,007   1,328,346
Commitments and contingencies
  (notes F, P and Q)                                         -           -
Stockholders' equity (notes R4 and S)
  Preferred stock - authorized but unissued,
    25,000,000 shares, $1 par value                          -           -
  Common stock - authorized 50,000,000 shares
    of $1 par value; issued and outstanding,
    3,551,228 shares                                      3,551       3,551
  Additional paid-in capital                             65,080      65,080
  Net unrealized gain (loss) on
    available-for-sale securities                         1,596        (352)
  Retained earnings                                      46,279      42,886
                                                      ---------   ---------
          Total stockholders' equity                    116,506     111,165
                                                      ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,501,513  $1,439,511
                                                      =========   =========

The accompanying notes are an integral part of these statements.

CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
(in thousands of dollars, except per share data)



                                                1995     1994     1993
                                              --------  -------  -------
Interest and dividend income
  Interest and fees on loans                  $ 93,958  $72,840  $47,723
  Interest and dividends on investment
    securities
      Taxable interest income                   15,563   14,652    9,105
      Nontaxable interest income                   252      307      391
      Dividends                                  1,467    1,231    1,228
  Trading account interest                          47       81       -
  Other interest income                            429      239      135
                                               -------   ------   ------
          Total interest income                111,716   89,350   58,582
Interest expense
  Deposits (note H)                             36,460   22,010   14,134
  Short-term borrowings                         12,915    7,665      818
  Long-term debt                                 8,311    4,770    2,096
                                               -------   ------   ------
          Total interest expense                57,686   34,445   17,048
                                               -------   ------   ------
          Net interest income                   54,030   54,905   41,534
Provision for credit losses (note E)               980    1,964    2,064
                                               -------   ------   ------
          Net interest income after
            provision for credit losses         53,050   52,941   39,470
Other income
  Service charges on deposit accounts            1,716    1,773    1,447
  Other service charges and fees                 5,515    6,917    3,682
  Net trading account gains (losses)                61     (174)      -
  Net realized gains on sales of available-
    for-sale securities (note C)                     4      195       -
  Other (note M)                                 3,032      450    1,769
                                               -------   ------   ------
          Total other income                    10,328    9,161    6,898
Other expenses
  Salaries and employee benefits (note R)       21,340   18,234   13,774
  Net occupancy expense of premises              7,295    6,887    4,856
  Equipment expense                              2,929    2,332    2,169
  Other (note K)                                18,550   16,921   12,215
                                               -------   ------   ------
          Total other expenses                  50,114   44,374   33,014
                                               -------  ------   ------
          Income before income taxes          $ 13,264  $17,728  $13,354

CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
(in thousands of dollars, except per share data)


                                               1995      1994     1993
                                             --------  -------  -------

          Income before income taxes         $ 13,264  $17,728  $13,354

Income tax expense (note L)                     5,251    6,657    4,848
                                              -------   ------  -------

          Income before cumulative effect
            of a change in accounting
            principle                           8,013   11,071    8,506

Cumulative effect of a change in
  accounting principle (note L)                    -        -      (580)
                                              -------   ------  -------


          NET INCOME                         $  8,013  $11,071  $ 7,926
                                              =======   ======   ======

Per share data
  Income before cumulative effect of
    a change in accounting principle            $2.26    $3.32    $3.35
  Cumulative effect of a change in
    accounting principle (note L)                 -        -       (.23)
                                                 ----     ----     ----

Net income                                      $2.26    $3.32    $3.12
                                                 ====     ====     ====




















The accompanying notes are an integral part of these statements.

CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three years ended December 31, 1995
(in thousands of dollars, except per share data)

                                                    Net
                                                 unrealized
                                                gain (loss)
                                     Additional on available-
                              Common  paid-in     for-sale    Retained
                               stock  capital    securities   earnings   Total
                              ------ ---------- ------------- -------- --------
Balance at January 1, 1992    $2,131  $23,703    $    -       $30,869  $ 56,703
Sale of common stock (note S1)   575   16,020         -            -     16,595
Net income for the year
  ended December 31, 1993         -        -          -         7,926     7,926
Cash dividends - $0.98
  per share                       -        -          -        (2,638)   (2,638)
                               -----   ------      -----       ------   -------
Balance at December 31, 1993   2,706   39,723         -        36,157    78,586
Issuance of common stock to
  purchase International
  Holding Capital Corp.
  (note B)                       845   25,357         -            -     26,202
Net income for the year
  ended December 31, 1994         -        -          -        11,071    11,071
Net unrealized loss on
  available-for-sale
  securities                      -        -        (352)          -       (352)
Cash dividends - $1.30
  per share                       -        -          -        (4,342)   (4,342)
                               -----   ------      -----       ------   -------
Balance at December 31, 1994   3,551   65,080       (352)      42,886   111,165
Net income for the year
  ended December 31, 1995         -        -          -         8,013     8,013
Net unrealized gain on
  available-for-sale
  securities                      -        -       1,948            -     1,948
Cash dividends - $1.30
  per share                       -        -          -         (4,620)  (4,620)
                               -----   ------      -----       ------   -------

Balance at December 31, 1995  $3,551  $65,080     $1,596       $46,279 $116,506
                               =====   ======      =====       =======  =======




The accompanying notes are an integral part of this statement.

CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31,
(in thousands of dollars)

Increase (decrease) in cash                               1995       1994       1993
                                                       --------   --------   --------
Cash flows from operating activities:
  Net income                                          $  8,013   $  11,071   $  7,926
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                          980       1,964      2,064
      Loss on disposition of premises and equipment        386          -          -
      Depreciation and amortization                      2,102       1,510      1,148
      Net (increase) decrease in loans held for sale   (13,806)     17,156         -
      Deferred income taxes                             (1,878)      2,762       (499)
      Net decrease (increase) in trading securities      4,901      (2,112)        -
      (Increase) decrease in interest receivable        (1,600)     (1,979)       268
      Increase in interest payable                         649       1,409        722
      Increase in other assets                          (5,391)     (9,780)      (899)
      Increase (decrease) in income taxes payable        5,985        (943)    (1,217)
      Increase in other liabilities                      6,713       8,402      1,941
      Deferred gain recognized                            (447)       (447)      (447)
      Other                                              2,811       1,347       (243)
                                                       -------    --------    -------
          Net cash provided by operating activities      9,418      30,360     10,764
Cash flows from investing activities:
  Net increase in interest-bearing deposits in
    other banks                                        (11,500)         -          -
  Net decrease (increase) in federal funds sold and
    securities purchased under agreements to resell         -       25,000    (25,005)
  Proceeds from maturities of held-to-maturity
    investment securities                               43,096      43,189         -
  Purchases of held-to-maturity investment
    securities                                          (4,946)   (113,912)        -
  Proceeds from sales of available-for-sale
    securities                                           1,511      98,304         -
  Proceeds from maturities of available-for-sale
    securities                                           5,695       2,320         -
  Purchase of available-for-sale securities            (20,480)    (65,615)        -
  Proceeds from maturities of investment securities         -           -      49,255
  Purchase of investment securities                         -           -     (62,779)
  Purchase of International Holding Capital Corp.,
    net of cash acquired of $4,515                          -      (21,720)        -
  Net increase in loans                                (49,150)   (173,417)   (13,517)
  Capital expenditures                                  (2,382)     (7,540)    (1,392)
  Proceeds from sale of premises and equipment             221          -          -
  Proceeds from sale of foreclosed assets                  843          -       2,000
                                                       -------    --------    -------
          Net cash used in investing activities        (37,092)   (213,391)   (51,438)
                                                       -------    --------    -------
          Subtotal carried forward                    $(27,674)  $(183,031)  $(40,674)


CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Year ended December 31,
(in thousands of dollars, except share data)


                                                         1995       1994       1993
                                                       ---------  ---------  ---------

          Subbtotal brought forward                   $(27,674)  $(183,031)  $(40,674)

Cash flows from financing activities:
  Net increase in deposits                              88,039       3,311     27,229
  Net (decrease) increase in short-term borrowings     (35,543)    230,647    (16,630)
  Proceeds from long-term debt                          27,500      10,350     30,000
  Principal payments on long-term debt                 (32,831)    (59,660)        -
  Proceeds from sale of common stock                        -           -      16,595
  Cash dividends paid                                   (4,620)     (4,068)    (3,143)
                                                       -------    --------    -------

          Net cash provided by financing activities     42,545     180,580     54,051
                                                       -------    --------    -------

          INCREASE (DECREASE) IN CASH                   14,871      (2,451)    13,377

Cash and due from banks at beginning of year            48,748      51,199     37,822
                                                       -------    --------    -------

Cash and due from banks at end of year                $ 63,619   $  48,748   $ 51,199
                                                       =======    ========    =======


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and other borrowings          $57,037     $33,036    $16,326
    Income taxes                                         3,874       4,838      6,397


Supplemental schedule of noncash investing activity:

During 1994, the Company issued 845,228 shares of common stock having a value of $26,202 as part of the consideration to purchase International Holding Capital Corp.

The accompanying notes are an integral part of these statements
CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995, 1994 and 1993



NOTE A - SUMMARY OF ACCOUNTING POLICIES

CB Bancshares, Inc. and Subsidiaries (the "Company") provide banking and savings services to domestic markets and grant commercial, financial, real estate, installment and consumer loans to customers throughout the State of Hawaii. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is primarily dependent upon the local economy and the local real estate market.

The Company's accounting and reporting policies are based on generally accepted accounting principles and conform to practices within the banking and savings industry. A summary of the significant accounting and reporting policies applied in the preparation of the accompanying financial statements follows.

 1.  Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries City Bank (the "Bank"), and its wholly-owned subsidiary; International Savings and Loan Association, Limited (the "Association"), and its wholly-owned subsidiaries; City Finance and Mortgage, Inc.; and O.R.E., Inc. Significant intercompany transactions and amounts have been eliminated in consolidation.

 2.  Investment Securities
     ---------------------

As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with SFAS 115, investment securities are classified in three categories and accounted for as follows:

Trading. Government bonds held principally for resale in the near term and mortgage-backed securities held for sale in conjunction with the Company's mortgage banking activities are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

Held-to-Maturity. Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

     ---------------------------------



Available-for-Sale. Securities available-for-sale consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on sale of securities available-for-sale are determined using the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Prior to January 1, 1994, investment securities were carried at cost adjusted for amortization of premiums and accretion of discounts, which were recognized as adjustments to interest income. Gains or losses on disposition were based on the net proceeds and the adjusted carrying value of the securities sold, using the specific-identification method. The Company's management had determined that the Company had both the ability and the intent to hold these investments to maturity.

 3.  Loans Held for Sale
     -------------------

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

4.  Loans
- - -------------------

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amounts. Interest income on the loans is accrued and credited to interest income on the principal amount outstanding. Interest income on discounted loans is recognized over the term of the loans using a method which approximates the interest method.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. However, loans that are in the process of renewal, or are well secured and in the process of collection, may not be considered impaired at the judgment of management.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the yield of the related loan.

     -----------------

The allowance for credit losses is increased by charges to income and decreased by charge offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based upon the Company's past loan loss experience, known and inherent risk in the portfolio, adverse situations that may offset the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan"(SFAS 114), as amended by Statement of Financial Accounting Standards 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures"(SFAS 118), requires that impaired loans be measured at either the present value of expected future cash flows, discounted at the loan's effective interest rate or the fair value of the collateral. The Company adopted the provisions of SFAS 114, as amended by SFAS 118, effective January 1, 1995. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

 5.  Premises and Equipment
     ----------------------

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on both the straight-line and accelerated methods over the estimated useful lives of each type of asset. Leasehold improvements are amortized over the life of the respective lease or the estimated useful lives of the improvements, whichever is shorter. The estimated lives for depreciation and amortization is principally 3 to 45 years for premises and leasehold improvements and 3 to 20 years for equipment.

 6.  Foreclosed Real Estate
     ----------------------

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at its lower of (1)
 carrying amount or (2) fair value minus the cost to sell. Revenue and expenses from operations, and additions to the valuation allowance are charged to operations.

7.  Goodwill
     --------

On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiaries to determine that no impairment has occurred. Goodwill is being amortized on the straight-line method over 15 years.

 8.  Income Taxes
     ------------

The Company files a consolidated federal income tax return. The subsidiaries pay to or receive from the Parent Company the amount of federal income taxes they would have paid or received had the subsidiaries filed separate federal income tax returns.

Effective January 1, 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109) which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

 9.  Risk Management Instruments
     ---------------------------

Amounts receivable or payable under interest rate swap agreements are recognized as interest income or expense unless the instrument qualifies for hedge accounting. Gains and losses on other interest rate derivative financial instruments that do not qualify as hedges are recognized as other income or expense.

Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on early terminations of contracts that modify the characteristics of designated assets or liabilities are deferred and amortized as an adjustment to the yield of the related assets or liabilities over their remaining lives.

10.  Commitments
     -----------

Fees received in connection with loan commitments are deferred in other liabilities until the loan is advanced and are then recognized over the term of the loan as an adjustment of the yield. Fees on commitments that expire unused are recognized in fees and commission revenue at expiration. Fees received for guarantees are recognized as fee revenue over the term of the guarantees.

11.  Net Income Per Share
     --------------------

Net income per share is based on the weighted average number of shares outstanding of 3,551,228 for 1995, 3,335,869 for 1994 and 2,538,886 for 1993.

12.  Cash and Cash Equivalents
     -------------------------

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

13.  Fair Values of Financial Instruments
     ------------------------------------

General Comment

The financial statements include various estimated fair value information.
Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Fair values have been estimated using data that management considered the best available, as generally provided in the Company's Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The carrying amounts are the amounts at which the financial instruments are reported in the financial statements.

Cash and due from banks, and interest-bearing deposits in other banks: The balance sheet carrying amounts for cash and short-term instruments approximate the estimated fair values of such assets.

Trading account assets: The balance sheet carrying amounts for trading account assets are based on quoted market prices where available. If quoted market prices are not available, fair values are estimated on quoted market prices of comparable instruments, except in the case of certain options and swaps for which pricing models are used.

Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     ------------------------------------------------

Loans: For variable rate loans that reprice frequently and which entail no significant change in credit risk, fair values are based on the carrying values. The estimated fair values of certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The estimated fair values of other loans are estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Off-balance-sheet instruments: Estimated fair values for the Company's off-balance-sheet instruments (letters of credit, guarantees, and lending commitments) are based on fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties' credit standing.

Derivative financial instruments: Estimated fair values for derivative financial instruments (swaps, forwards, and options) are based upon current settlement values (financial forwards); or if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

Deposits: The fair values estimated for demand deposits (e.g., interest and non-interest bearing checking accounts, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and time deposits approximate their fair values at the reporting date. Fair values of fixed rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, advances from the Federal Home Loan Bank (FHLB) and other short-term borrowings approximate their fair values.

Long-term debt: The fair values of the Company's long-term debt (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

14.  Use of Estimates
     ----------------
In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

15.  Reclassifications and Year-end Adjustments
     ------------------------------------------
Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation. At year-end 1995, the Company made an adjustment of $1,200,000 to recognize additional amortization of loan premium and to reduce interest and fees on loans.

NOTE B - ACQUISITION OF INTERNATIONAL SAVINGS AND LOAN ASSOCIATION,
         LIMITED

On April 4, 1994, the Company acquired all the outstanding stock of International Holding Capital Corp. ("IHCC") at a purchase price of $52,437,000 through the merger of IHCC with and into the Company. As a result of the merger, International Savings and Loan Association, Limited (the
"Association")
became a wholly-owned subsidiary of the Company. The Company also acquired indirect control over ISL Services, Inc., ISL Capital Corporation, ISL Financial Corp. and DRI Assurance, Inc., which are wholly-owned subsidiaries of the Association.

The consideration consisted of $26,235,000 in cash and 845,228 shares of the Company's common stock having a value of $26,202,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of the Association are included in the consolidated statements of income from the date of acquisition. The excess cost over net assets acquired was approximately $12,774,000.

The following unaudited pro forma information shows the consolidated results of operations as though the above acquisition, including related purchase accounting adjustments, had been made at the beginning of each year:

                                    1994      1993
                                  -------   -------
                             (in thousands of dollars,
                               except per share data)

Interest income                   $99,102   $97,842
Interest expense                   38,863    37,792
Other income                       10,661    12,790
Other expenses                     59,617    61,839
                                   ------    ------

          NET INCOME              $11,283   $11,001
                                   ======    ======

Income per share                    $3.18     $3.25
                                     ====      ====

NOTE C - INVESTMENT SECURITIES

As of January 1, 1994, the Company adopted SFAS 115. The adoption of this accounting policy had no material effect on the consolidated financial statements of the Company.

In November 1995, the Financial Accounting Standards Board issued a special report which allowed institutions to reclassify investment securities under SFAS 115 without tainting the investment portfolio. Securities with an amortized cost of $200,955,000 were transferred from Held-to-Maturity to Available-for-Sale and a net unrealized gain of $2,152,000 was recorded as a separate component of equity.

The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's available-for-sale, held-to-maturity investment securities held at December 31 are summarized as follows:

                                                        1995
                                    --------------------------------------------
                                                 Gross        Gross    Estimated
                                    Amortized  unrealized  unrealized    fair
                                       cost       gains      losses      value
                                    ---------- ----------  ----------  ---------
                                            (in thousands of dollars)
Held-to-Maturity Securities:
  States and political
    subdivisions                     $    102    $    6       $  -     $    108
  Mortgage-backed securities            9,142       272          1        9,413
                                      -------     -----        ---      -------
          TOTAL                      $  9,244    $  278       $  1     $  9,521
                                      =======     =====        ===      =======
Available-for-Sale Securities:
  U.S. Treasury and other
    U.S. Government agencies
    and corporations                 $ 95,257    $1,274       $348     $ 96,183
  States and political
    subdivisions                        3,470       242          2        3,710
  Mortgage-backed securities          106,875     1,837        348      108,364
  Other                                23,228        10         -        23,238
                                      -------     -----        ---       ------
          TOTAL                      $228,830    $3,363       $698     $231,495
                                      =======     =====        ===      =======

                                                       1994
                                    -------------------------------------------
                                                Gross        Gross    Estimated
                                   Amortized  unrealized  unrealized    fair
                                      cost       gains      losses      value
                                   ---------- ----------  ----------  ---------
                                              (in thousands of dollars)
Held-to-Maturity Securities:
  U.S. Treasury and other
    U.S. Government agencies
    and corporations                $ 97,823      $ 80      $ 4,624    $ 93,279
  States and political
    subdivisions                       4,954        80           29       5,005
  Mortgage-backed securities         123,970       338        5,784     118,524
  Other                               21,248        -            -       21,248
                                     -------       ---       ------     -------

          TOTAL                     $247,995      $498      $10,437    $238,056
                                     =======       ===       ======     =======

Available-for-Sale Securities:
  U.S. Treasury and other
    U.S. Government agencies
    and corporations
    and corporations                $ 11,912      $ -       $   508    $ 11,404
  Mortgage-backed securities           2,676         8           90       2,594
                                     -------       ---       ------     -------

          TOTAL                     $ 14,588      $  8      $   598    $ 13,998
                                     =======       ===       ======     =======

At December 31, 1995 and 1994, securities with an aggregate carrying value of $133,015,000 and $101,763,000, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law (notes I and J).

The carrying and estimated fair values of securities to be held-to-maturity and securities available-for-sale at December 31, 1995, by contractual maturity, excluding securities which have no stated maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Held-to-Maturity        Available-for-Sale
                               ----------------------   ----------------------
                                           Estimated                Estimated
                               Amortized      fair      Amortized     fair
                                  cost        value        cost       value
                               ---------    ---------   ---------   ---------
                                          (in thousands of dollars)

Due in one year or less          $   -       $   -       $ 28,254    $ 28,503
Due after one year
  through five years                102         108        58,919      59,666
Due after five years
  through ten years                  -           -          6,011       6,140
Due after ten years                  -           -          5,543       5,584
                                  -----       -----       -------     -------

     Subtotal                       102         108        98,727      99,893

Mortgage-backed securities        9,142       9,413       106,875     108,364
Other                                -           -         23,228      23,238
                                  -----       -----       -------     -------

     TOTAL                       $9,244      $9,521      $228,830    $231,495
                                  =====       =====       =======     =======

Proceeds from sale of available-for-sale securities during 1995 and 1994 were $1,511,000 and $98,304,000, respectively. Gross gains of $4,000 were realized on these sales during 1995. Gross realized gains and gross realized losses on sales of available-for-sale securities were $671,000 and $(476,000) during 1994.

NOTE D - LOANS

The carrying amounts and estimated fair value of the loan portfolio at December 31, are as follows:


                                              1995                    1994
                                      ---------------------   ---------------------
                                                  Estimated               Estimated
                                       Carrying      fair      Carrying       fair
                                        amounts     value       amounts      value
                                      ----------  ----------   ----------  --------
                                               (in thousands of dollars)
Commercial and financial             $  168,497  $  166,140  $  167,460  $  163,789
Real estate
  Construction                           18,408      18,259      24,448      24,248
  Commercial                            132,624     125,604     122,908     105,590
  Residential                           718,618     726,839     675,089     660,510
Installment and consumer                 90,378      86,452      91,738      84,923
                                      ---------   ---------   ---------   ---------

     Total loans                      1,128,525   1,123,294   1,081,643   1,039,060

Less
  Unearned discount                          12          -           38          -
  Net deferred loan fees and costs        7,327          -        6,725          -
  Allowance for credit losses            14,576          -       14,326          -
                                      ---------   ---------   ---------   ---------

     LOANS, NET                      $1,106,610  $1,123,294  $1,060,554  $1,039,060
                                      =========   =========   =========   =========

The carrying amounts include $7,366,000 of non-accrual loans (loans on which the accrual of interest has been discontinued or reduced) at December 31, 1994. If interest on those loans had been accrued, such income would have approximated $388,000 for 1994. Interest income on those loans, which is recorded only when received, amounted to $10,000 for 1994.

In the normal course of business, the Company makes loans to its executive officers and directors, and to companies and individuals affiliated with its executive officers and directors. Such loans were made at the Company's normal credit terms, including interest rate and collateralization, and did not represent more than a normal risk of collectibility.

During 1995, loans to such parties are summarized as follows:

                                             (in thousands
                                              of dollars)
Balance at January 1, 1995                     $ 11,335
New loans                                        30,392
Repayments                                      (27,875)
Other changes                                       408
                                                -------
Balance at December 31, 1995                   $ 14,260
                                                =======

Other changes include loans outstanding at January 1, 1995 to companies and individuals not previously affiliated with officers and directors of the Company less loans to former officers and directors.

NOTE E - ALLOWANCE FOR CREDIT LOSSES

Changes in the consolidated allowance for credit losses are as follows:

                                      1995      1994      1993
                                    --------  --------  --------
                                      (in thousands of dollars)

Balance at January 1,               $14,326   $ 9,816   $ 8,715
Provisions charged to expense           980     1,964     2,064
Recoveries                              522     1,014     1,073
Allowance applicable to loans
  of purchased company at
  April 4, 1994                          -      3,128        -
Loans charged-off                    (1,252)   (1,596)   (2,036)
                                     ------    ------    ------

Balance at December 31,             $14,576   $14,326   $ 9,816
                                     ======    ======    ======

As of January 1, 1995, the Company adopted the provisions of SFAS 114 as amended by SFAS 118. The adoption of this accounting policy had no material effect on the consolidated financial statements of the Company. At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $4,431,000. Included in this amount is $4,328,000 of impaired loans of which the related allowance for credit losses is $1,054,000 and $103,000 of impaired loans that do not have an allowance for credit losses. The average recorded investment in impaired loans during the year ended December 31, 1995 was $3,554,000. For the year ended December 31, 1995, the Company recognized $1,000 of interest income on impaired loans using the cash basis of income recognition.

NOTE F - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans underlying mortgage-backed securities were $360,402,000 and $378,523,000 at December 31, 1995 and 1994, respectively. The unpaid principal balances of mortgage loans serviced for others were $377,935,000 and $407,058,000 at December 31, 1995 and 1994, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $4,644,000 and $2,431,000 at December 31, 1995 and 1994, respectively.

NOTE G - PREMISES AND EQUIPMENT

The consolidated premises and equipment at December 31, are as follows:

                                          1995      1994
                                        -------   -------
                                          (in thousands
                                            of dollars)

Premises                                $17,624   $19,250
Equipment                                16,601    14,381
                                         ------    ------

        Total cost                       34,225    33,631

Less accumulated depreciation
  and amortization                       17,265    16,344
                                         ------    ------

        NET CARRYING VALUE              $16,960   $17,287
                                         ======    ======

Depreciation and amortization charged to operations for the years ended December 31, are as follows:

                                   1995    1994    1993
                                  ------  ------  ------
                                (in thousands of dollars)

Net occupancy expenses            $  380  $  347  $  255
Equipment expenses                 1,722   1,163     893
                                   -----   -----   -----
     TOTAL DEPRECIATION
       AND AMORTIZATION           $2,102  $1,510  $1,148
                                   =====   =====   =====

NOTE H - DEPOSITS

The carrying amounts and estimated fair value of deposits at December 31, consist of the following:

                                               1995                  1994
                                      ----------------------  --------------------
                                                  Estimated              Estimated
                                       Carrying      fair     Carrying     fair
                                        amounts      value     amounts     value
                                      ----------  ----------   -------   ---------
                                              (in thousands of dollars)
Non-interest bearing                  $  137,287  $  137,287  $135,368   $135,368

Interest bearing
  Savings, money market and
    NOW deposits                         353,389     353,389   358,191    358,191
  Time deposits of $100,000 or more      207,759     208,845   184,503    181,542
  Time deposits of less than $100,000    313,048     312,189   245,382    237,603
                                       ---------   ---------   -------    -------

       Total interest bearing            874,196     874,423   788,076    777,336
                                       ---------   ---------   -------    -------

       TOTAL DEPOSITS                 $1,011,483  $1,011,710  $923,444   $912,704
                                       =========   =========   =======    =======

Interest expense on deposits for the years ended December 31, are as follows:

                                           1995     1994     1993
                                       -------  -------  ------
                                       (in thousands of dollars)
Savings, money market and
  NOW deposits                         $ 8,322  $ 7,511  $ 6,525
Time deposits of $100,000 or more       12,675    6,335    3,372
Time deposits of less than $100,000     15,463    8,164    4,237
                                        ------   ------   ------
     TOTAL INTEREST EXPENSE            $36,460  $22,010  $14,134
                                        ======   ======   ======

NOTE I - SHORT-TERM BORROWINGS

The carrying amounts of short-term borrowings at December 31, consist of the following:

                                                1995      1994
                                              --------  --------
                                                  (in thousands
                                                   of dollars)
Federal funds purchased and securities
  sold under agreements to repurchase         $ 38,698  $ 69,006
Advances from the Federal Home Loan Bank       194,085   195,475
Notes payable to banks                           4,000     9,000
Federal treasury tax and loan note               2,577     1,422
                                               -------   -------

     TOTAL SHORT-TERM BORROWINGS              $239,360  $274,903
                                               =======   =======

Securities sold under agreements to repurchase of $31,198,000 in 1995 and $50,206,000 in 1994 are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts.

At December 31, 1995 and 1994, the Company had notes payable of $4,000,000 and $9,000,000, respectively, with banks. The weighted average interest rate was 7.92% and 6.92% at December 31, 1995 and 1994, respectively.

Information concerning the securities sold under the reverse repurchase agreements at December 31, is summarized as follows:

                                                1995      1994
                                              --------  --------
                                                  (dollars in
                                                   thousands)
Average balance during the period             $40,195   $41,585
Average interest rate during the period          6.00%     3.82%
Maximum month-end balance during the period    47,484    83,673
U.S. Treasury notes underlying the
  agreements at period end:
    Carrying value, including
      accrued interest                         31,510    35,751
    Estimated market value                     30,672    34,040
U.S. Government debt securities underlying
  the agreements at period end:
    Carrying value, including
      accrued interest                             -     17,042
    Estimated market value                         -     16,143

The U.S. Treasury notes and U.S. Government debt securities sold under the reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions. The agreements at December 31, 1995 and 1994 are renewed on a daily basis.

NOTE J - LONG-TERM DEBT

The carrying amounts and estimated fair values of long-term borrowings consist of the following at December 31:

                                             1995                   1994
                                     --------------------   --------------------
                                                Estimated               Estimated
                                     Carrying     fair       Carrying     fair
                                      amounts     value       amounts     value
                                     --------   ---------    --------   ---------
                                             (in thousands of dollars)
Advances from the Federal Home
  Loan Bank                          $ 97,448   $ 98,212     $100,854   $ 97,666
Collateralized mortgage
  obligations                           3,923      3,923        5,996      5,356
                                      -------    -------      -------    -------
     TOTAL LONG-TERM DEBT            $101,371   $102,315     $106,850   $103,022
                                      =======    =======      =======    =======

The advances from the FHLB bear interest at rates ranging from 4.43% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are secured by a blanket pledge of certain securities with carrying values of $77,091,000 and $84,387,000, and loans of $716,324,000 and $674,000,000, in 1995 and 1994, respectively, and all stock in the FHLB. FHLB advances are under credit line agreements of $439,281,000, in 1995.

The collateralized mortgage obligations, including a premium of $331,000, with a weighted average interest rate of 9.10%, are subject to redemption on or after August 20, 1999 and are collateralized by mortgage-backed securities with an approximate book value of $6,721,000.

Aggregate maturities of long-term debt for the five years following December 31, 1995 are as follows:

                        (in thousands
                          of dollars)
1996                        $50,000
1997                         12,500
1998                         20,000
1999                          3,000
2000                         10,500

NOTE K - OTHER EXPENSES

Other expenses for the year ended December 31, are as follows:

                                     1995     1994     1993
                                   -------  -------  -------
                                   (in thousands of dollars)

Legal and professional fees        $ 2,904  $ 2,686  $ 1,967
Merchant interchange fees            1,616    1,739    1,654
Charge card processing fees            640      795      775
Stationery and supplies              1,074      922      693
Advertising and promotion            1,880    1,752    1,035
Commissions                          1,082    1,123       -
Deposit insurance premium            1,472    1,918    1,371
Other                                7,882    5,986    4,720
                                    ------   ------   ------
          TOTAL                    $18,550  $16,921  $12,215
                                    ======   ======   ======

NOTE L - INCOME TAXES

The consolidated provision for income taxes for the years ended December 31, consist of the following:
                                  1995     1994     1993
                                --------  -------  -------
                                (in thousands of dollars)
Currently payable
  Federal                       $ 5,048   $3,195   $4,460
  Hawaii                          2,081      700      767
                                 ------    -----    -----
     Total currently payable      7,129    3,895    5,227
Deferred
  Federal                        (1,554)   2,242     (313)
  Hawaii                           (324)     520      (66)
                                 ------    -----    -----
     Total deferred              (1,878)   2,762     (379)
                                 ------    -----    -----
     TOTAL INCOME TAXES         $ 5,251   $6,657   $4,848
                                 ======    =====    =====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, are as follows:
                                                 1995     1994
                                               --------  -------
                                                 (in thousands
                                                  of dollars)
Deferred tax assets
  Allowance for credit losses                  $ 4,253   $3,695
  Hawaii state franchise taxes                     516      278
  Gain on sale of building                       2,207    2,375
  Deferred compensation                          1,782    1,373
  Other                                            889      994
                                                ------    -----
     Total deferred tax assets                   9,647    8,715
Deferred tax liabilities
  FHLB stock dividends                           4,331    3,748
  Deferred loan fees                             2,480    2,032
  Purchase accounting - net premiums             1,323    2,089
  Net unrealized gain on available-for-sale
    securities                                   1,058       -
  Unrealized losses on loans                        64    1,334
  Other                                            734      425
                                                ------    -----
     Total deferred tax liabilities              9,990    9,628
                                                ------    -----
     NET DEFERRED TAX LIABILITIES              $   343   $  913
                                                ======    =====
In connection with the adoption of SFAS 109, effective January 1, 1993, the cumulative impact of the change decreased net income by $580,000 and is reported separately in the consolidated statement of income for the year ended December 31, 1993.

The Company's effective income tax rate differed from the federal statutory rate as follows:

                                            1995   1994   1993
                                            -----  -----  -----

Federal statutory rate                      35.0%  35.0%  35.0%
Tax exempt interest                         (2.8)  (2.3)  (1.9)
Hawaii State franchise taxes, net of
  federal tax benefit                        5.6    6.0    2.4
Amortization of goodwill                     2.1    1.3     -
Other                                        (.3)  (2.4)    .8
                                            ----   ----   ----

Effective income tax rate                   39.6%  37.6%  36.3%
                                            ====   ====   ====

ISL has met certain requirements of the Internal Revenue Code which permit a bad debt deduction (unrelated to the amount of loan losses actually anticipated and charged to operations) based on the reserve method. Under the reserve method, a bad debt deduction may be taken based on an experience formula (experience method) or a percentage of taxable income (percentage method) before such deduction. The maximum annual effective bad debt deduction, based on a percentage of taxable income was 8% in 1995. ISL computed its bad debt deduction using the percentage method for the year ended December 31, 1995. Included in retained earnings of the Association at December 31, 1995 is an amount of approximately $10,001,000, which represents the accumulation of bad debt deductions for which no provision for federal income taxes has been made. If in the future these amounts are used for any purpose other than to absorb losses on bad debts, a tax liability will be imposed on ISL for these amounts at the then current income tax rates.

NOTE M - DEFERRED GAIN

In previous years, Citibank Properties, Inc. entered into a limited partnership agreement as a limited partner. The partnership acquired the ground leases of certain real property, constructed a commercial building on the property and sold the leasehold estate and commercial building to an unrelated third party (the Purchaser). The Bank had previously entered into a 20 year office lease agreement with the partnership for the ground floor, mezzanine and first four floors of the building. The lease was assigned to the Purchaser and has not been affected by the sale of the building.

The Company recognized a deferred gain of $8,567,000 in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in gains of $447,000 recognized in 1995, 1994 and 1993.

NOTE N - RISK MANAGEMENT ACTIVITIES

The Company's principal objective in holding or issuing derivatives and certain other financial instruments for purposes other than trading is the management of interest rate and mortgage banking activities risks arising out of non-trading assets and liabilities. The operations of the Company are subject to risk of interest rate fluctuations to the extent that interest-earning assets (including investment securities) and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate and mortgage banking activities risks consistent with the Company's business strategies.

Asset-liability risk management activities are conducted in the context of the Company's asset sensitivity to interest rate changes. This asset sensitivity arises due to interest-earning assets repricing more frequently than interest-bearing liabilities. This means that if interest rates are declining, margins will narrow as assets reprice downward more quickly than liabilities. The converse applies when rates are rising.

To achieve its risk management objective, the Company uses a combination of derivative financial instruments, particularly interest rate swaps, options and forward contracts.

The notional principal amounts of interest-rate swaps outstanding were $50,000,000; $75,000,000; and $60,000,000 at December 31, 1995, 1994, and 1993,
respectively. The estimated fair values of those interest-rate swaps were $(940,000), $(1,891,000), and $1,700,000 at December 31, 1995, 1994, and 1993,
respectively.

The nature and the significance of notional and credit exposure amounts, credit risk and market risk factors are described below:

The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. The Company deals only with highly rated counterparties. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. Gross credit exposure amounts disregard the value of collateral.

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the fixed rate and receives the floating rate and paid the floating rate and received the fixed rate under the majority of its swaps outstanding at December 31, 1995 and 1994, respectively.

Interest rate contracts are primarily used to convert certain deposits or to convert certain groups of customer loans to fixed or floating rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

The following table indicates the types of swaps used, as of December 31, their aggregate notional amounts, and their weighted-average interest rates, and includes the matched swaps. Average variable rates are based on rates implied in the yield curve at the reporting date. Those rates may change significantly, affecting future cash flows. The swap contracts have terms ranging up to five years, with the majority maturing within two years.

                                                  1995       1994      1993
                                                ---------  --------  --------
                                                    (dollars in thousands)

(Pay)receive-fixed swaps - notional amount      $(50,000)  $75,000   $60,000
  Average receive rate                              5.88%     6.25%     6.22%
  Average pay rate                                  6.50%     6.14%     3.33%

Certain assets have indefinite maturities or interest rate sensitivities and are not readily matched with specific liabilities. Those assets are funded by liability pools based on the assets' estimated maturities and repricing characteristics. For example, some floating-rate loans are funded by short-term liability pools that reprice frequently, while fixed-rate credit card loans are funded by a longer term liability pool that reprices less frequently.

As part of the Company's asset-liability risk management, various assets and liabilities, such as investment securities financed by borrowings, are effectively modified by derivatives to lock in spreads and reduce the risk of losses in value due to interest rate changes. The deferred gains and losses arising through those instruments are included in the carrying amounts of the related assets and liabilities, and are recognized in income as part of the revenue or expense arising from those assets and liabilities.

Interest rate options written and purchased; and forward exchange contracts are used in hedging the risks associated with commitments to sell securities in connection with mortgage banking activities. The hedging gains and losses are explicitly deferred on a net basis in the statement of financial position as either other assets or other liabilities. The deferred gains and losses are included in the carrying amounts of the securities until they are sold, which normally occurs within one year of entering into the commitment.

Interest rate options written and purchased - Interest rate options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or "writer" of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As a purchaser of options, the Company pays a premium and may then exercise the option if the price movement of the underlying financial instrument is favorable to the Company. As of December 31, 1995, the Company had written an option to sell $3,000,000 in mortgage-backed securities for a premium of $13,000.

Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and are settled through delivery of the underlying financial instrument. The credit risk of forward contracts arise from the possible inability of the counterparties to meet the terms of their contracts and from movements in the securities values and interest rates.

NOTE O - CREDIT-RELATED INSTRUMENTS

At any time, the Company has outstanding a significant number of commitments to extend credit. These commitments take the form of approved lines of credit, loans and credit card limits, with terms of up to one year. The Company also provides financial guarantees and letters of credit to guarantee the performance of customers to third parties. These agreements generally extend for up to one year.

The contractual amounts of these credit-related instruments are set out in the following table by category of instrument. Because many of those instruments expire without being advanced in whole or in part, the amounts do not represent future cash flow requirements.

                                 1995               1994               1993
                          ------------------ ------------------ ------------------
                                   Estimated          Estimated          Estimated
                          Notional   fair    Notional   fair    Notional   fair
                           amount     value    amount    value    amount    value
                          -------- --------- -------- --------- -------- ---------
                                      (in thousands of dollars)
Loan commitments        $157,158   $408    $146,100   $122    $129,899   $240
Credit card
  commitments             20,784     81      16,812    114      18,413    128
Guarantees and
  letters of credit        7,863     92      12,207     90       7,205     75

These credit-related financial instruments have off-balance-sheet risk because only origination fees and accruals for probable losses are recognized in the statement of financial position until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value.

The Company's policy is to require suitable collateral to be provided by certain customers prior to the disbursement of approved loans. For retail loans, the Company usually retains a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. Guarantees and letters of credit also are subject to strict credit assessments before being provided. Those agreements specify monetary limits to the Company's obligations. Collateral for commercial loans, guarantees, and letters of credit is usually in the form of cash, inventory, marketable securities, or other property. Credit card commitments are unsecured. Periodic reviews of cardholders' credit-worthiness are used to adjust card limits if necessary.

NOTE P - COMMITMENTS AND CONTINGENCIES

On January 30, 1996, a lawsuit was filed against the Association, its subsidiaries, one of its officers as well as the Company and other entities and individuals. The lawsuit is an action by the plaintiffs, as purchasers of the International Savings Building at 1111 Bishop Street in Honolulu, Hawaii, for recission, special, general and punitive damages. The plaintiffs seek recission of $7,450,000 sale, made in May 1988, based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee-simple landowner and the alleged unreasonableness of demands by the fee-simple owner. The plaintiffs also allege failure to disclose land appraisals concerning the property and the presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building. While the Company and the Association believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of the lawsuit at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the lawsuit has been made in the Company's consolidated financial statements.

The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's financial position or results of operations.

NOTE Q - LEASE COMMITMENTS

The Company conducts its operations on a number of properties under leases which expire on various dates through 2040. Certain leases provide for renegotiation of rental at fixed intervals. Rent charged against operations, including equipment rental, are as follows:

                           1995    1994    1993
                          ------  ------  ------
                        (in thousands of dollars)

Rental expense            $7,392  $6,164  $4,646
Sublease income              789     646     411
                          ------  ------  ------

     TOTAL RENT           $6,603  $5,518  $4,235
                           =====   =====   =====

The future minimum rental commitments for all long-term non-cancelable operating leases and commitments for data processing services as of December 31, are as follows:

                              (in thousands
                               of dollars)

1996                             $ 5,498
1997                               4,701
1998                               4,223
1999                               4,534
2000                               4,211
Later years                       24,027
                                  ------

     TOTAL                       $47,194
58                                  ======

Future rentals which are subject to renegotiation are computed on the latest annual rents. In addition to the minimum rent, certain real estate leases provide for payments of real estate taxes, maintenance, insurance and certain other operating expenses.


NOTE R - EMPLOYEE BENEFIT PLANS

1.  Employee Stock Ownership Plan
    -----------------------------

The Company has an Employee Stock Ownership Plan ("ESOP") for all employees of the Company who satisfy length of service requirements. The shares of the Company purchased by the ESOP were held in an ESOP suspense account. During 1994, all remaining shares held in the ESOP suspense account were allocated to the participants. During 1993, an amount equal to one-eighth of the company stock initially credited to the ESOP suspense account was released from the suspense account and allocated to participants each year. Trust assets under the plan are invested primarily in the shares of stock of the Company.
Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors; provided, however, contributions may not be made in amounts which cannot be allocated to any participant's account by reason of statutory limitations. No participant shall be required or permitted to make contributions to the plan or trust. No contributions were made to the plan in 1995, 1994, and 1993.

2.  Profit Sharing Retirement Savings Plan
    --------------------------------------

The Company has an Employee Profit Sharing Retirement Savings Plan for all employees of the Company who satisfy length of service requirements. Eligible employees may contribute up to 10% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% of the amount contributed will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participants' compensation. In addition, the Company will contribute an amount equal to 2% of the compensation of all participants, and amounts determined by the Board of Directors at their discretion. Contributions to the plan for 1995, 1994 and 1993 were $486,000, $492,000 and $283,000, respectively.

3.  Deferred Compensation
    ---------------------

The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 1995, 1994, and 1993 amounted to $1,421,000, $444,000 and $1,498,000, respectively.  The Company is the beneficiary of life insurance policies with a

    ---------------------

face value of $18,493,000 that have been purchased as a method of partially financing benefits under this plan.

4.  Stock Compensation Plan
    -----------------------

On September 16, 1994, the Board of Directors adopted a Stock Compensation Plan (the SCP). On January 26, 1995, the stockholders approved the SCP which authorized the granting of up to 250,000 shares of common stock to employees, including officers and other key employees, of the Company. The purpose of the SCP is to enhance the ability of the Company to attract, retain and reward key employees and to encourage a sense of proprietorship and to stimulate the interests of those employees in the financial success of the Company. The SCP is administered by the Compensation Committee (Committee) of the Board of Directors. The SCP provides for the award of incentive stock options, performance stock options, non-qualified stock options, stock grants and stock appreciation rights (SARs).

Options are granted at exercise prices not less than the fair market value of the common stock on the date of grant. Options generally may not be exercised prior to the first anniversary of the date of grant or more than ten years after the date of grant. Stock options can be exercised, in whole or in part, by payment of the option price in cash or by delivery of shares already owned by the optionee. At December 31, 1995, 144,350 shares were available for future grants.

The activity under the SCP is as follows:

                                           Options
                               --------------------------------
                                 Outstanding      Exercisable
                               ---------------  ---------------
                                       Average          Average
                                       option           option
                                Shares  price    Shares  price
                               ------- -------  ------- -------
Balance at December 31, 1993        -      -         -      -
Options granted                 51,450   33.50       -      -
                               -------           ------
Balance at December 31, 1994    51,450   33.50       -      -
Options granted                 54,200   29.00       -      -
Exercisable                         -      -     25,725   33.50
                               -------           ------
Balance at December 31, 1995   105,650   31.19   25,725   33.50
                               =======   =====   ======   =====

Under the SCP, the Committee may also grant a specified number of shares to an employee subject to terms and conditions prescribed by the Committee and has the authority to grant any participant SARs, the right to receive a payment, in cash or common stock, equal to the excess of the fair market value of a specified number of shares of common stock on the date such right is exercised over the fair market value on the date of grant of such right. A SAR may not

    -----------------------------------

be exercised prior to the first anniversary of the date of grant or more than ten years after the date of grant. No shares of stocks or SARs were granted during 1995.

Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may in its discretion provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any or all outstanding options.


NOTE S - STOCKHOLDERS' EQUITY

1.  Common Stock
    ------------

On April 15, 1993, the Company sold 472,170 shares of common stock in a public offering at a price of $31.50 per share and the underwriter exercised its option to purchase 75,000 shares to cover over-allotments. Additionally, on May 28, 1993, the Company sold 27,830 shares at a price of $31.50 per share. Proceeds from the sale of the 575,000 additional shares of common stock were $16,595,000, net of underwriting discount and expenses.

2.  Regulatory Matters
    ------------------

The Bank and the Association are subject to minimum regulatory capital requirements and certain other regulatory restrictions on the amount of dividends they may declare and loan to the Parent Company without prior regulatory approval. At December 31, 1995, approximately $28,403,000 was available for dividend declaration without prior regulatory approval.

The Company is required to maintain a minimum leverage-capital ratio of Tier I capital (as defined) to total assets based on the Company's ratings under the regulatory rating system. The minimum leverage-capital ratio is in a range of 3% to 5% dependent upon the Company's rating. In addition, the Company must maintain a ratio of total capital (as defined) to risk-weighted assets of 8% and a ratio of Tier I capital to risk-weighted assets of 4%. As of December 31, 1995, the Company exceeded its minimum capital requirements.

The Bank and the Association are subject to various regulatory capital requirements administered by federal banking agencies. These capital requirements represent quantitative measures of the Bank's and the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank's and the Association's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of December 31, 1995, the Bank and the Association met all capital requirements to which it was subject.

The United States Congress is considering legislation to strengthen the insurance fund administered by the Savings Association Insurance Fund (SAIF), through a special assessment on the Association's deposit base as of March 31, 1995. Included as part of the Omnibus Budget Reconciliation bill is a

    ------------------

provision that authorizes the Federal Deposit Insurance Corporation (FDIC) to impose this special assessment which the FDIC has estimated to be in the range of 77-80 basis points. An 80 basis point assessment on approximately $340,468,000 in deposits held as of March 31, 1995 may result in a liability of $2,724,000. Action on these provisions has not been finalized.


NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC. (PARENT COMPANY)

The balance sheets of CB Bancshares, Inc. as of December 31, 1995 and 1994, and the related statements of income, and cash flows for each of the three years in the period ended December 31, 1995 are as follows:

                            BALANCE SHEETS

                 ASSETS                          1995       1994
                                               ---------  ---------
                                                   (in thousands
                                                    of dollars)
Cash on deposit with the Bank
  and Association                               $  2,124  $    571
Investment in Subsidiaries
  The Bank                                        57,426    61,499
  The Association                                 57,429    55,987
  Other                                              453       604
Dividend receivable from the Bank                    700     1,162
Other assets                                       3,649     2,654
                                                 -------   -------
          TOTAL ASSETS                          $121,781  $122,477
                                                 =======   =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                           $  3,000  $  8,000
Advances from the Bank, net                          238       169
Dividends payable                                  1,154     1,154
Other liabilities                                    883     1,989
                                                  ------   -------
          Total liabilities                        5,275    11,312
Stockholders' equity
  Preferred stock - authorized but unissued,
    25,000,000 shares, $1 par value                   -         -
  Common stock - authorized 50,000,000 shares
    of $1 par value; issued and outstanding,
    3,551,228 shares                               3,551     3,551
  Additional paid-in capital                      65,080    65,080
  Net unrealized gain (loss) of
    available-for-sale securities                  1,596      (352)
  Retained earnings                               46,279    42,886
                                                 -------   -------
          Total stockholders' equity             116,506   111,165
                                                 -------   -------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $121,781  $122,477
                                                 =======   =======

NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)
                        STATEMENTS OF INCOME
                                              1995     1994    1993
                                             -------- -------- ------
                                                   (in thousands
                                                    of dollars)
Income
  Dividends from Subsidiaries
    The Bank                                 $12,780  $ 5,169  $2,642
    The Association                            2,200       -       -
    Other                                         -     2,519     119
  Other                                          931      795     378
                                              ------   ------   -----
          Total income                        15,911    8,483   3,139
Expenses
  Professional services                        1,067    1,074     786
  Salaries and employee benefits               3,778    1,594   1,365
  Travel                                          90       80     136
  Directors' fees                                126      263     130
  Interest                                       174      388      -
  Advertising and promotion                      166       84      46
  Net occupancy expenses                         406      254      -
  Equipment expenses                              53       13      18
  Other                                          786      581     224
                                              ------   ------   -----
          Total expenses                       6,646    4,331   2,705
                                              ------   ------   -----
          Operating profit                     9,265    4,152     434
Equity in undistributed (dividends from
  subsidiaries in excess of) income
    of Subsidiaries
      The Bank                                (5,258)   4,788   5,872
      The Association                            679    3,203      -
      Other                                     (151)  (2,447)    508
                                              ------   ------   -----
                                              (4,730)   5,544   6,380
                                              ------   ------   -----
          Income before income tax benefit     4,535    9,696   6,814
Income tax benefit                             3,478    1,375   1,050
                                              ------   ------   -----
          Income before cumulative effect of
            a change in accounting principle 8,013 11,071 7,864 Cumulative effect of a change in accounting
  principle                                       -        -       62
                                              ------   ------   -----
          NET INCOME                         $ 8,013  $11,071  $7,926
                                              ======   ======   =====

NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)

                          STATEMENTS OF CASH FLOWS
                                                   1995      1994      1993
                                                 --------- --------- --------
Increase (decrease) in cash                         (in thousands of dollars)
Cash flows from operating activities:
  Net income                                     $  8,013  $ 11,071  $ 7,926
  Adjustments to reconcile net income
    to net cash provided by operations:
      Dividend from Subsidiaries in excess of
        (equity in undistributed) income
        of Subsidiaries                             4,730    (5,544)  (6,380)
      Decrease (increase) in dividend
        receivable from the Bank                      462      (280)     518
      (Increase) decrease in other assets            (995)    1,026   (1,238)
      (Decrease) increase in other liabilities     (1,037)    1,405      569
                                                  -------   -------   ------
          Net cash provided by operating
            activities                             11,173     7,678    1,395
Cash flows from investing activities:
  Purchase of International Holding Capital
    Corp., net of cash acquired of $163,000            -    (26,072)      -
  Purchase of common stock in Subsidiaries             -         -       (15)
  Purchase of investment securities                    -         -    (6,005)
  Proceeds from sale of investment                     -      6,005       -
                                                  -------   -------   ------
          Net cash used in investing activities        -    (20,067)  (6,020)
Cash flows from financing activities:
  Net (decrease) increase in short-term
    borrowings                                     (5,000)    8,000       -
  Proceeds from sale of common stock                   -         -    16,595
  Cash dividends                                   (4,620)   (4,068)  (3,143)
                                                  -------   -------   ------
          Net cash (used in) provided by
            financing activities                   (9,620)    3,932   13,452
                                                  -------   -------   ------
          INCREASE (DECREASE) IN CASH               1,553    (8,457)   8,827
Cash at beginning of year                             571     9,028      201
                                                  -------   -------   ------
Cash at end of year                              $  2,124  $    571  $ 9,028
                                                  =======   =======   ======

NOTE U - ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).
SFAS 121
requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires long-lived assets and certain identifiable
NOTE U - ACCOUNTING PRONOUNCEMENTS (continued)


intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS 121 is effective for the Company's 1996 year end.

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122), is effective for fiscal years beginning after December 15, 1995 and amends SFAS 65, "Accounting for Certain Mortgage Banking Activities." SFAS 122 requires mortgage banking enterprises to recognize rights to service mortgage loans for others as separate assets, regardless of how those servicing rights are acquired. A mortgage banking enterprise that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred loan fees or costs and any premium or discount) to the mortgage servicing rights and the mortgage loans without servicing rights based on their relative values if it is practicable to estimate those fair values. Costs allocated to mortgage servicing rights is recognized as a separate asset. The rights are amortized in proportion to and over the period of estimated net servicing income and are evaluated for impairment based on their fair value.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans, such as the Company's Stock Compensation Plan (see Note R to the Company's consolidated financial statements).

SFAS 123 provides two methods of accounting for awards of stock-based compensation to employees; the intrinsic-value-based method under the provisions of the Accounting Principles Board Opinion (APB) No. 25,
"Accounting
for Stock Issued to Employees" or the fair-value-based method. SFAS 123 also sets forth new financial statement disclosure requirements about stock-based compensation arrangements. The Company, which is currently using the intrinsic valuation method, has not yet decided which valuation method it will use and does not anticipate that the adoption of SFAS 123 will have a significant impact on the Company's operating results or financial condition.

NOTE V - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides summary information on the estimated fair value of financial instruments and also cross references to the location in the financial statements where more detailed information can be obtained.

                                       1995                     1994
                           -----------------------   -----------------------
                            Carrying                 Carrying
                               or                      or
                            notional     Estimated   notional      Estimated
                             amount     fair value    amount      fair value
                           ----------   ----------   ----------   ----------
                                       (in thousands of dollars)

Investment securities
  (note C)                 $  240,739   $  241,016   $  261,993   $  252,054
Loans receivable (note D)   1,106,610    1,123,294    1,060,554    1,039,060
Deposits (note H)           1,011,483    1,011,710      923,444      912,704
Long-term debt (note J)       101,371      102,135      106,850      103,022
Commitments and letters
  of credit (note O)          185,805          581      175,119          326
Derivative financial
  instruments (note N)
    In a net receivable
      position                     -            -        75,000       (1,891)
    In a net payable
      position                 50,000         (940)          -            -



ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's Proxy Statement.

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

 (a) FINANCIAL STATEMENTS AND SCHEDULES
  The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

  Report of Independent Certified Public Accountants

  Consolidated Balance Sheets - December 31, 1995 and 1994

  Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993

  Consolidated Statement of Changes in Stockholders' Equity for the three years
    December 31, 1995

  Consolidated Statement of Cash Flows - Years ended December 31, 1995, 1994 and 1993

  Notes to the Consolidated Financial Statements

 (b) EXHIBITS
The following exhibits are filed as a part of, or incorporated by reference into this Report:

 Exhibit No.                                   Description

  2            Agreement and Plan of Reorganization between CB Bancshares,Inc.
and International Holding Capital Corp., dated July 15, 1993, is incorporated by reference to Appendix A filed with the Registrant's Registration Statement on Form S-4 (No. 33-72340) filed December 1, 1993, and amended on January 25, 1995 and February 8, 1994, which Registration Statement became effective February 8, 1994.

  3.1 Articles of Incorporation of CB Bancshares, Inc. is incorporated is incorporated by reference to Exhibit 3.1 filed with the Registrant's Registration Statement on Form S-4 (No. 33-72340) filed December 1, 1993, and amended on January 25, 1994 and February 8, 1994, which Registration Statement became effective February 8, 1994

  3.2          By-laws of CB Bancshares, Inc. is incorporated by reference to
Exhibit 3.2 and 3.3 filed with the Registrant's Registration Statement on Form S-4 (No. 33-72340) filed December 1, 1993, and amended on January 25, 1994 and February 8, 1994, which Registration Statement became effective February 8, 1994.

  10.1 Stock Compensation Plan is incorporated by reference to Exhibit A and B to the Registrant's Proxy Statement for the January 25, 1995 Special Meeting of Shareholders filed on December 9, 1995.

  10.2 Executive Salary Continuation Agreement between James M. Morita and City Bank is incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-2 filed on March 17, 1993.

  10.3 Split-Dollar Insurance Arrangement with James M. Morita is incorporated by reference to Exhibit 10.4 filed with the Registrant's Form 10-K filed on March 28, 1995.

  10.4          Employment agreement between CB Bancshares, Inc. and Ronald M.
Migita is incorporated by reference to Exhibit 10 filed with the Registrant's Form 10-Q filed on August 14, 1995.
 .
  10.5 Employment agreement between City Bank and Randall O. Chang is incorporated by reference to Exhibit 10.1 filed with the Registrant's Form 10-K filed on March 28, 1995.

  10.6 Form of Stock Option Agreement for James M. Morita is filed hereto as Exhibit 10.1.

  10.7 Stock options granted to Named Executive Officers in 1994 and 1995 is incorporated by reference to registrants Proxy Statement for April 29, 1995 and May 23, 1996 Annual
                Meeting of Shareholderes.

  21            CB Bancshares and subsidiaries

All other schedules are omitted because they are not applicable, not material, or because the information is included in the financial statements or the notes thereto.


(c)REPORTS OF FORM 8-K

  The company has filed no reports on form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES

Pursuant to the Requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 1996             CB BANCSHARES, INC.

                                  /s/  James M. Morita
                                  --------------------------------------
                                  James M. Morita, Chairman of the Board,
                                  President, and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 29, 1996



/s/  Raymond Y. Arakawa                 /s/  Marcelino J. Avecilla
- - -----------------------------           -------------------------------
Raymond Y. Arakawa, Director             Marcelino J. Avecilla, Director

/s/  James H. Kamo                      /s/  Kazuo E. Yamane
- - -----------------------------           -------------------------------
James H. Kamo, Secretary and Director    Kazuo E. Yamane, Director

/s/  Robert R. Taira                     /s/  Lionel Y. Tokioka
- - ------------------------------           -------------------------------
Robert R. Taira, Vice Chairman           Lionel Y. Tokioka, Director
& Director

/s/  Frederic K. T. Chun                 /s/  Tomio Fuchu
- - ------------------------------           -------------------------------
Frederic K. T. Chun, Vice President      Tomio Fuchu, Director
& Director

/s/  Caryn S. Morita                     /s/  Norman K. Mizuguchi
- - ------------------------------           -------------------------------
Caryn S. Morita, Senior Vice President, Norman K. Mizuguchi, Director Assistant Secretary & Director

/s/  James M. Morita                     /s/ Daniel Motohiro
- - -----------------------------            -------------------------------
James M. Morita, Chairman of the Board   Daniel Motohiro, Senior Vice
President, Chief Executive Officer       President, Treasurer & Chief
(Principal Executive Officer), Director  Financial Officer (Principal
                                         Financial Officer)

EXHIBIT INDEX

Exhibit                           Description                   Page Number

10.1                      Form of Stock Option Agreement              70

21                        Subsidiaries of the Registrant..............75

CB BANCSHARES, INC. AND SUBSIDIARIES

The following exhibit  is submitted:
CB BANCSHARES, INC.                                        EXHIBIT 10.1
NON-QUALIFIED STOCK OPTION AGREEMENT

Agreement dated March 29, 1996 between CB Bancshares, Inc. A Hawaii Corporation ("the Company"), with its principal office at 201 Merchant Street, Honolulu, Hawaii and James M. Morita ("Optionee"), residing at 4219 Alae Street, Honolulu, Hawaii 96816.

1. Grant of Option. The Company hereby grants to Optionee effective as of December 29,1995 (the "Grant Date"), the right and option (the "Option") to purchase from the Company for a price equal to the Exercise Price determined as described below, up to 5000 shares of the Company's Common Stock, $1.00 par value (the "Shares"), as a Performance Option and up to 5000 Shares as an Index Option, each such Option being subject to the applicable terms and conditions set forth below. The Option is granted pursuant to the Company's Stock Compensation Plan (the "Plan").

2. Terms and Conditions of Performance Option. The Performance Option evidenced by this Agreement is subject to the following terms and conditions, as well as the terms and conditions of Section 4 hereof.

     (a) Exercise Price. The Exercise Price is $29.00 per Share, which is the fair market value per Share on the Grant Date as determined in accordance with the Plan.

     (b) Term of Option. The Term of the Performance Option shall commence on the Grant Date and, subject to the provisions of Section 4(b)below, shall terminate ten years thereafter.

     (c) Exercisability of Option.

          (1) As of each March 1 during the Term of the Option, the Option shall become exercisable (and thereafter shall remain exercisable) as to one-third (1/3) of the total number of shares with respect to which the Option was granted for each one hundred (100) basis points by which the ROE at the end of the fiscal year preceding such March 1, exceeds the ROE at the end of the fiscal year preceding the Date of Grant.

           (2) For purposes of paragraph (1), "ROE" shall mean the Company's "return on equity", as determined from the audited financial statements of the
Company as reported to the Securities and Exchange Commission of form 10-K. Prior to March 1 following the end of each fiscal year of the Company, the committee constituted to administer the Plan (the "Committee") shall determine the increase, if any, in the ROE for such year, and shall notify the Optionee of the additional Shares, if any, with respect to which Option will be exercisable.

           (3) Notwithstanding paragraph (1), above, the Option shall become exercisable (and thereafter shall remain exercisable in full on the fifth anniversary of the Grant Date.

3. Terms and Conditions of Index Option. The Index Option evidenced by this Agreement is subject to the following terms and conditions, as well as the terms and conditions of Section 4 hereof.

     (a) Exercise Price.

          (i) The initial Exercise Price is $29.00 per share, which is the fair market value per Share on the Grant Date as determined in accordance with the Plan. During any calendar year commencing after the Grant Date, the Exercise Price shall be the greater of (A) the Exercise Price in effect during the preceding calendar year, or (B) the initial Exercise Price increased by the "CPI factor" described in paragraph (2), below.

           (ii) the "CPI factor" is the percentage increase in the Consumer Price Index-All Urban Consumers (CPI-U), as announced by the U.S. Department of Labor, Bureau of Labor Statistics, from the third quarter of the calendar year preceding the Grant Date to the third quarter of the calendar year preceding the year for which the Exercise Price is being determined.

          (iii) The Committee shall determine the Exercise Price to be effective from time to time, and shall notify the Optionee of the change, if any, in such Exercise Price.

     (b) Term of Option. The term of the Index Option shall commence on the Grant Date and, subject to the provisions of Section 4(b), below, shall terminate ten years thereafter.

     (c) Exercisability of Option. The Index Option shall be exercisable on the first anniversary of the Grant Date (and thereafter shall remain exercisable) as to the total number of Shares with respect to which the Option was granted.

4. Additional Terms and Conditions.

     (a) Exercise of Option; Payment for Shares. An Option may be exercised from time to time with respect to all or any portion of the number of Shares with respect to which the Option has become exercisable, in whole or in part, by written notice to the Company at the Company's then principal office, to the attention of the CB Bancshares, Inc. Non-Qualified Stock Option Plan Plan Administrator (`Plan Administrator"), substantially in the form of Exhibit A attached hereto. Notwithstanding anything in this Agreement to the contrary, no Option may be exercised prior to the later of (1) the date which the Plan is approved by the Company shareholders, or (2) the first anniversary of the Company (or any of its subsidiaries) throughout the one-year period beginning on the Grant Date. Any notice of exercise of the Option shall be accompanied by payment of the full Exercise Price for the Shares being purchased by certified or bank check payable to the order of CB Bancshares, Inc., or by delivery to the Company of a number of Shares already owned or by Optionee having a fair market value equal to such Exercise Price, or by a combination thereof. In addition, with the consent of the Committee, the Company may cooperate with Optionee in arranging a "cashless exercise" of the Option through a broker approved by the Committee.

     (b) Termination of Option. If Optionee's employment with the Company or any of its subsidiaries terminates prior to the first anniversary of the Grant Date, the Option shall terminate. If Optionee's employment with the Company or any of its subsidiaries terminates on or after the first anniversary of the Grant Date, the Option shall continue to be exercisable, to the extent it was exercisable on the date such employment terminated, for three(3) months after such termination, except that Optionee's employment because of Optionee's death or disability, the Option will continue to be exercisable , to the extent it was exercisable on the date such employment terminated, for twelve(12) months after such termination, but in no event after the date the Option terminates. The Option granted hereunder shall confer no right on Optionee to continue in the employ of the Company or any of its subsidiaries, or limit in any respect the right of the Company or any of its subsidiaries (in the absence of a specific agreement to the contrary) to terminate Optionee's employment at any time.

     (c) Issuance of Shares; Registration; Withholding Taxes. The Company may not postpone the issuance or delivery of the Shares until (i) the completion of registration or other qualification of such Shares or transaction under any state or federal law, rule or regulation, or any listing on any securities exchange, as the Company shall determine to be necessary or desirable; (ii) the receipt by the Company of such written representations or other documentation as the Company deems necessary to establish compliance with all applicable laws, rules and regulations, including applicable federal and state securities laws and listing requirements, if any; and (iii) the payment to the Company, upon its demand, of any amount requested by the Company to satisfy any federal, state, or other governmental withholding tax requirement related to the exercise of the Option. Optionee shall comply with any and all legal requirements relating to Optionee's resale or other disposition of any Shares acquired under the Agreement. The certificates representing the Shares acquired pursuant to the Option may bear such legend as counsel to the Company deems appropriate to assure compliance with applicable law.

     (d) Non-transferability of Options. The Option and this agreement shall not be assignable or transferable by Optionee other than by will or by the laws of the descent and distribution. During Optionee's lifetime, the Option and all rights of Optionee under this Agreement may be exercised only by Optionee (or by his guardian or legal representative). If the Option is exercised after Optionee's death, the Committee may require evidence reasonably satisfactory to it of the appointment and qualification of Optionee's personal representatives and their authority and of the right of any heir or distributee to exercise the Option.

     (e) Options are Non-qualified Options. No Option granted hereunder is intended to qualify as an `Incentive stock option", as that term is defined in section 422 of the Internal Revenue Code of 1986, as amended.

     5. Changes in Capitalization; Reorganization.

          (a) The number of shares of Common Stock which may be subject to options under the Plan, the number of Shares subject to the Option and the Exercise Price may be adjusted proportionately for any increase or decrease in the number of issued shares of Common Stock by reason of stock dividends, split-ups, recapitalizations or other capital adjustments. Notwithstanding the foregoing,(i) no adjustment shall be made, unless the Committee determines otherwise, if the aggregate effect of all such increases and decreases occurring in any fiscal year is to increase or decrease the number of issued shares by less than five percent (5%); (ii) any right to purchase fractional shares resulting from any such adjustment shall be eliminated; and (iii) the terms of this Section 5(a) are subject to the terms of Section 5(b) below.

          (b) In the event (i) the Company is merged or consolidated with another corporation and the Company is not the surviving corporation, or the Company shall be the surviving corporation and there shall be any change in the Common Stock of the Company by reason of such merger or consolidation, or
(ii)all or substantially all of the assets of the Company are acquired by another corporation, or (iii) there is a reorganization or liquidation of the Company (each such event being hereinafter referred to as a "Reorganization Event"), or (iv) the Board of Directors of the Company shall propose that the Company enter into a Reorganization Event, then the Committee may in its discretion take any or all of the following actions:

               (A) by written notice to Optionee, provide that the Option shall be terminated unless exercised within thirty (30) days (or such longer period as the Committee shall determine its discretion) after the date of such notice; and

               (B) advance the dates upon which any or all outstanding Options granted to Optionee shall be exercisable.

Whenever deemed appropriate by the Committee, any action referred to in this
Section 5(b) may be made conditional upon the consummation of the applicable Reorganization Event.

          (c) Any adjustments or other action pursuant to this Section 5 shall be made by the Committee, and the Committee's determination as to what adjustments shall be made or actions taken, and the extent thereof, shall be final and binding.

     6. No Rights as Shareholder, Optionee shall acquire none of the rights of a shareholder of the Company with respect to the Shares until a certificate for the shares are issued to Optionee upon the exercise of the Options. Except as otherwise provided in Section 5 above, no adjustments shall be made for dividends, distributions or other rights(whether ordinary or extraordinary, and whether in cash, securities or other property) for which the record date is prior to the date such certificate is issued.

     7. Optionee Bound by Plan. Optionee hereby acknowledges receipt of a copy of the Plan and acknowledges that Optionee shall be bound by its terms, regardless of whether such terms have been set forth in the Agreement. Notwithstanding the foregoing, if there is an inconsistency between the terms of the Plan and the terms of this Agreement, Optionee shall be bound by the terms of this Agreement.

     8. Notices. Any notice or other communication made in connection with this Agreement shall be deemed duly given when delivered in person or mailed by certified or registered mail, return receipt requested, to Optionee at Optionee's address listed above or such other address of which Optionee shall have advised the Company by similar notice, or to the Company at its then principal office, to the attention of the Plan Administrator.

      9. Miscellaneous. This Agreement and the Plan set forth the parties' final and entire agreement with respect to the subject matter hereof, may not be changed or terminated orally and shall be governed by and shall be construed in accordance with the laws of the State of Hawaii applicable to contracts made and to be performed in Hawaii. This Agreement shall bind and benefit Optionee, the heirs, distributees and personal representative of Optionee, and the Company and its successors and assigns.

IN WITNESS WHEREOF, the parties have duly executed this Agreement on the date first above written.

/s/CB BANCSHARES, INC.
/s/JAMES M. MORITA

  Exhibit 21 - Subsidiaries of the Registrant

  The Company or one of its wholly-owned subsidiaries beneficially owns 100% of the outstanding capital stock and voting securities of the following Corporations.

                                         State of
Name                                  Incorporation
- - ---------------------------------------------------

  City Bank                          1959, Hawaii

  Citibank Properties, Inc.          1964, Hawaii

  City Finance and Mortgage, Inc.    1962, Hawaii

  O.R.E., Inc.                       1984, Hawaii

  International Savings and
     Loan Association, Limited       1925, Hawaii

  ISL Services, Inc.                 1972, Hawaii

  ISL Capital Corp.                  1985, California

  ISL Financial Corp.                1987, Virginia


All subsidiaries are included in the consolidated financial statements of the Registrant.












43


28

45


42




76