Form 10-Q/A
period 1995-03-31
CB BANCSHARES INC/HI
filed 1996-05-16
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996


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


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at April 30, 1996 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
- -------------------------------------------------------------------------------
                                        March 31,    December 31,    March 31,
                                          1996          1995           1995
- -------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   77,806    $   75,119     $   49,902
Federal Funds Sold and securities
     purchased                                605            0               5
Investment securities:
     Held-to-maturity                       8,626         9,244        223,052
     Available for sale                   180,312       231,495         42,563
     Trading                                   82            96          1,039
Loans held for sale                         2,309        14,350             -
Gross loans                             1,110,275     1,121,186      1,104,711
     Less allowance for loan losses       (14,528)      (14,576)       (14,423)
Net Loans                               1,095,747     1,106,610      1,090,288
Premises and equipment                     16,660        16,960         17,619
Other assets                               32,644        36,362         43,210
Goodwill                                   11,064        11,277         11,923
- -------------------------------------------------------------------------------
Total assets                           $1,425,855    $1,501,513     $1,479,601
===============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Non-interest bearing                 $  117,727    $  137,287     $  124,078
  Interest bearing                        855,114       874,196        828,332
- -------------------------------------------------------------------------------
     Total deposits                       972,841     1,011,483        952,410
Short-term borrowings                     197,984       239,360        283,673
Other liabilities                          24,238        32,793         34,751
Long-term debt                            115,975       101,371         96,232
- -------------------------------------------------------------------------------
     Total liabilities                  1,311,038     1,385,007      1,367,066
Contingencies (Note B)
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          45,699        46,279         44,068
Unrealized valuation adjustment               487         1,596           (164)
Total stockholders' equity                114,817       116,506        112,535
- -------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,425,855    $1,501,513     $1,479,601
===============================================================================

                              CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                  Quarter ended
- ------------------------------------------------------------------------------
                                                  March 31,         March 31,
                                                    1996              1995
- ------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $23,816        $23,230
  Interest and dividends on investment securities
    Taxable                                             2,971          4,023
    Non taxable                                            54             70
    Dividends                                             421            162
Other interest income                                   507            118
- -------------------------------------------------------------------------------
         Total interest income                         27,769         27,603

Interest Expense
  Deposits                                              9,038          7,815
  Short-term borrowings                                 3,116          4,131
  Long-term debt                                        1,837          1,716
- -------------------------------------------------------------------------------
         Total interest expense                        13,991         13,662
         Net interest income                           13,778         13,941
Provision for loan losses                                 310            120
- -------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,468         13,821

Other income
  Service charges and fees                              1,695          2,072
  Other                                                 1,265            112
- -------------------------------------------------------------------------------
         Total other income                             2,960          2,184

Other expenses
  Salaries and employee benefits                        8,690          5,074
  Net occupancy and equipment expense                   2,378          2,419
  Other                                                 4,409          4,776
- -------------------------------------------------------------------------------
         Total other expenses                          15,477         12,269
- -------------------------------------------------------------------------------
         Income before income taxes                       951          3,736
  Provision for income taxes                              377          1,400
- -------------------------------------------------------------------------------
Net income                                             $  574         $2,336
===============================================================================
Per common share:
         Net income                                    $ 0.16         $ 0.66
===============================================================================

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                  Quarter ended March 31,
- -------------------------------------------------------------------------------
                                                         1996          1995
- -------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $   574        $2,336
     Net adjustments to reconcile net income to cash
       (used in) provided by operating activities        (5,233)        1,400
- -------------------------------------------------------------------------------
     Net cash provided by operating activities           (4,659)        3,736

Cash flows from investing activities:
     Net increase in federal funds sold and
       securities under resale agreements                  (605)           0
     Purchase of investment securities                  (43,697)       (6,171)
     Proceeds from maturities/ sales of
       investment securities                             95,512         7,546
     Net decrease (increase) in loans                    22,952       (29,287)
     Capital expenditures                                  (248)         (634)
- -------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                              73,914       (28,546)

Cash flows from financing activities:
     Net (decrease) increase in deposits                (38,642)       28,966
     Net (decrease) increase in short-term borrowings   (41,376)        8,770
     Increase (decrease) in long-term debt               14,604       (10,618)
     Cash dividends paid                                 (1,154)       (1,154)
- -------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                              (66,568)      25,964

     INCREASE IN CASH                                     2,687         1,154
- -------------------------------------------------------------------------------

Cash and due from banks at beginning of period           75,119         48,748
- -------------------------------------------------------------------------------

Cash and due from banks at end of period                $77,806       $49,902
===============================================================================











                      CB BANCSHARES, INC. AND SUBSIDIARIES

                    Note to consolidated Financial Statements
                                March 31, 1996


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

NOTE B - CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

Consolidated net income for the quarter ended March 31, 1996, totaled $0.57 million, or $0.16 per share, as compared to $2.34 million, or $0.66 per share for the same quarter last year. The decrease in 1996 first quarter earnings was due primarily to the accrual of expenses related to the Voluntary Separation Program ("VSP"), which the Company announced in January 1996, amounting to $3.3 million ($2.0 million after tax) - See further discussion in the section titled "Other Expenses". Excluding the $2.0 million after tax effect of the VSP, the Company's net earnings for the first quarter of 1996 would have been approximately $2.6 million .

The Company's annualized return on average assets (ROA) for the quarter ended March 31, 1996 was 0.16%, as compared to 0.65% for the same quarter last year. The Company's annualized return on average stockholder's equity (ROE) was 1.98% for the quarter ended March 31, 1996, as compared to 8.47% for the same quarter last year.

Excluding the aforementioned $2.0 million effect of the VSP discussed above, ROA and ROE would have been 0.71% and 8.99%, respectively.

NET INTEREST INCOME

A comparison of net interest income for the three months ended March 31, 1996, and 1995 is set forth below on a taxable basis:

                                             Quarter Ended March 31,
                                               1996          1995
                                              (dollars in thousands)
Interest income                               $27,805       $27,639
Interest Expense                               13,991        13,662
                                              -------       -------
     Net interest income                      $13,814       $13,977
                                              =======       =======
     Net interest margin                        4.08%         4.15%
                                              =======       =======

Interest income in the first quarter of 1996 increased to $27.8 million from $27.6 million during the same quarter in 1995. The increase in interest income reflects an increase of $8.7 million in average earning assets, which increased to $1,372.1 million. Interest expense increased by $0.33 million as the average balance of interest bearing liabilities increased by $39.4 million during the three months ended March 31, 1996 to $1.385.6 million.

The weighted average yield on interest-earning assets was 8.09% for the first quarter of 1996 compared to 8.22% for the respective 1995 period. The weighted average cost of interest-bearing liabilities decreased to 4.76% for the three month periods ended March 31, 1996, as compared to 4.80% for the respective 1995 period. As a result of the foregoing, the Company's net interest margin decreased by 7 basis points to 4.08% for the three months ended March 31, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1996 was $14.5 million, and represented 1.31% of total loans. The ratio at December 31, 1995 and March 31, 1995, was 1.29% and 1.31%, respectively

Changes in the allowances for loan losses were as follows:

                                             Quarter Ended March 31,
                                               1996          1995
                                             (dollars in thousands)
Balance at beginning of period               $14,576        $14,426

Provision charged to expense                     310            120

Net recoveries(charge-offs)                     (358)          (123)
                                             --------       --------
Balance at end of period                     $14,528        $14,423

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                             3/31/96     12/31/95     3/31/95
                                             ---------------------------------
                                                      (in thousands)
Loan accounted for on a
     non-accrual basis                     $15,295       $14,338      $8,305
Loan contractually past due
     ninety days or more as to
     interest or principal payments          4,495         3,113       8,530
                                            ----------------------------------

     Total non-performing loans             19,790        17,451      16,835

Other Real Estate Owned                        985         1,715       1,882
                                            ----------------------------------

     Total non-performing assets           $20,775       $19,166     $18,717
                                           ===================================

The increase in non-accrual loans at March 31, 1996 was due primarily to an increase in ISL's delinquent mortgage loans, consisting primarily of loans on 1-4 family residential property, which increased from $4.4 million at March 31, 1995 to $11.2 million at March 31, 1996.

Loans past due 90 days or more and still accruing decreased by $4.1 million to $4.5 million at March 31, 1996 when compared to the same time last year. The decrease was due primarily to a decrease in ISL's loans past due 90 days and still accruing loans.
 .                                       7

OTHER OPERATING INCOME

Other operating income totaled $2.96 million for the three month periods ended March 31, 1996, which compares to $2.18 million for the comparable period in 1995. The increase was due primarily to a $1.15 million increase in other income, which increased to $1.27 million compared to $0.11 million in the first quarter of 1995.

OTHER OPERATING EXPENSES

Other operating expenses totaled $15.48 million for the three months ended March 31, 1996, an increase of $3.21 million over the same period in 1995. The increase in other operating expenses was due primarily to the accrual of $3.29 million of voluntary separation expenses included in salary and benefit expenses recorded in the first quarter of 1996.

On January 31, 1996, the Company announced a major initiative to further improve operating efficiency and decrease expenses by offering a Voluntary Separation Program ("VSP") to all employees. The program offered all eligible employees the opportunity of electing to terminate their employment. To date 87 employees have executed binding voluntary separation agreements and 9 employees have indicated an interest in the VSP and have until June 10, 1996 to make a final decision on the VSP offer. During the first quarter of 1996, the Company accrued VSP expenses of $3.29 million for estimated separation payments. As of March 31, 1996, 22 employees have left the Company under the VSP for which related termination benefits paid amounted to $0.74 million. The balance of termination payments are expected to be paid in the second and third quarter of 1996. Of the total 96 employees currently expected to be separated in accordance with the VSP, approximately 43 positions are currently expected to be refilled and the remaining positions are expected to be eliminated. The positions not replaced are currently anticipated to result in an estimated annual savings of $2 million in salaries and employee benefits.

The above discussion of projected annual savings from the VSP are forward looking statements, and as such, the actual results could differ materially from those projected in such statements. While management of the Company believes the projected savings described above are reasonable based on current information, some assumptions may not materialize and unanticipated events and circumstances may occur, causing actual results to differ from the projections described above. Factors which could cause the actual results to differ from those described above include: unanticipated legal actions taken by employees (or third parties) in response to the Company's program; material and unforeseen changes in the Company's current operational needs; material changes in the Hawaii economy impacting the Company's current operational needs; or other unanticipated external developments materially impacting the Company's operational and financial performance

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 1996.

         ITEM REPORTED                                DATE FILED
        -------------------------------              --------------

     Announcement of Voluntary Separation Program      2\6\96

     Adoption of Change in Control Agreements         3\28\96


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



May 15, 1996                               By /s/ Daniel Motohiro
                                               Daniel Motohiro, Treasurer
                                               and Principal Financial Officer