Form 10-Q
period 1996-03-31
CB BANCSHARES INC/HI
filed 1996-05-16
CIK 316312

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
===============================================================================

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                  Quarter ended March 31,
- -------------------------------------------------------------------------------
                                                         1996          1995
- -------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $   574        $2,336
     Net adjustments to reconcile net income to cash
       (used in) provided by operating activities        (5,233)        1,400
- -------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities  4,659         3,736

Cash flows from investing activities:
     Net increase in federal funds sold and
       securities under resale agreements                  (605)           0
     Purchase of investment securities                  (43,697)       (6,171)
     Proceeds from maturities/ sales of
       investment securities                             95,512         7,646
     Net decrease (increase) in loans                    22,952       (29,287)
     Capital expenditures                                  (248)         (634)
- -------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                              73,914       (28,546)

Cash flows from financing activities:
     Net (decrease) increase in deposits                (38,642)       28,966
     Net (decrease) increase in short-term borrowings   (41,376)        8,770
     Increase (decrease) in long-term debt               14,604       (10,618)
     Cash dividends paid                                 (1,154)       (1,154)
- -------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                              (66,568)      25,964

     INCREASE IN CASH                                     2,687         1,154
- -------------------------------------------------------------------------------

Cash and due from banks at beginning of period           75,119         48,748
- -------------------------------------------------------------------------------

Cash and due from banks at end of period                $77,806       $49,902
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

The Company's annualized return on average assets for the quarter ended March 31, 1996 was 0.16%, as compared to 0.65% for the same quarter last year. The Company's annualized return on average stockholder's equity was 1.98% for the quarter ended March 31, 1996, as compared to 8.47% for the same quarter last year.


NET INTEREST INCOME

A comparison of net interest income for the three months ended March 31, 1996, and 1995 is set forth below on a taxable basis:

                                             Quarter Ended March 31,
                                               1996          1995
                                              (dollars in thousands)
Interest income                               $27,805       $27,639
Interest Expense                               13,991        13,662
                                              -------       -------
     Net interest income                      $13,814       $13,977
                                              =======       =======

     Net interest margin                        4.03%         4.15%
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

The weighted average yield on interest-earning assets was 8.09% for the first quarter of 1996 compared to 8.22% for the respective 1995 period. The weighted average cost of interest-bearing liabilities decreased to 4.69% for the three month periods ended March 31, 1996, as compared to 4.80% for the respective 1995 period. As a result of the foregoing, the Company's net interest margin decreased by 12 basis points to 4.03% for the three months ended March 31, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1996 was $14.5 million, and represented 1.31% of total loans. The ratio at December 31, 1995 and March 31, 1995, was 1.29% and 1.31%, respectively

Changes in the allowances for loan losses were as follows:

                                             Quarter Ended March 31,
                                               1996          1995
                                             (dollars in thousands)
Balance at beginning of period               $14,576        $14,426

Provision charged to expense                     310            120

Net recoveries(charge-offs)                     (358)          (124)
                                             --------       --------
Balance at end of period                     $14,528        $14,422

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                             3/31/93     12/31/95     3/31/95
                                             ---------------------------------
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
                                           ===================================

The increase in non-accrual loans at March 31, 1996 was due primarily to an increase in ISL's delinquent mortgage loans, which increased from $4.4 million at March 31, 1995 to $11.2 million at March 31, 1996. The increase in ISL's non-accrual loans consist primarily of loans on 1-4 family residential property

Loans past due 90 days or more and still accruing decreased by $4.1 million to $4.5 million at March 31, 1996 when compared to the same time last year. The decrease was due primarily to a decrease in ISL's loans past due 90 days and still accruing loans.
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

On January 31, 1996, the Company announced a major initiative to further improve operating efficiency and decrease expenses by offering a Voluntary Separation Program ("VSP") to all employees. The program offered all eligible employees the opportunity of electing to terminate their employment. To date 87 employees have executed binding voluntary separation agreements and 9 employees have indicated an interest in the VSP and have until June 10, 1996 to make a final decision on the VSP offer. During the first quarter of 1996, the Company accrued VSP expenses $3.29 million for estimated separation payments. As of March 31, 1996, 22 employees have left the Company under the VSP for which related termination benefits paid amounted to $0.74 million. The balance of termination payments are expected to be paid in the second and third quarter of 1996. Of the total 96 employees currently expected to be terminated in accordance with the VSP, approximately 43 positions are currently expected to be refilled and the remaining positions are expected to be eliminated. The positions not replaced are currently anticipated to result in an estimated annual savings of $2 million in salaries and employee benefits.

The above discussion of projected results from the VSP are forward looking statements, and as such, the actual results could differ materially from those projected in such statements. While management of the Company believes the projected savings described above are reasonable based on current information, some assumptions may not materialize and unanticipated events and circumstances may occur, causing actual results to differ from the projections described above. Factors which could cause the actual results to differ from those described above include: unanticipated legal actions taken by employees (or third parties) in response to the Company's program; material and unforeseen changes in the Company's current operational needs; material changes in the Hawaii economy impacting the Company's current operational needs; or other unanticipated external developments materially impacting the Company's operational and financial performance

PART II - OTHER INFORMATION

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