Form 10-K/A
period 1995-12-31
CB BANCSHARES INC/HI
filed 1996-05-21
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              FORM 10-K AMENDEMNT

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


TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES
 Years ended December 31,          1995                   1994                   1993
                           Average      Yield/  Average         Yield/  Average        Yield/
                        Balance Interest Rate   Balance Interest Rate   Balance Interest Rate
- ----------------------------------------------------------------------------------------------
ASSETS                                         (dollars in thousands)
Interest-earning assets:
 Loans               $1,117,976 $94,142 8.42%  $ 879,184 $73,007 8.30%  $544,623 $47,869 8.79%
 Taxable investment
  securities            254,565  17,249 6.78     222,577  15,964 7.17    130,465  10,333  7.92
 Non-taxable investment
  securities              4,485     388 8.65       5,369     465 8.66      5,593     592 10.59
 Federal funds sold
  and securities
  purchased under
  agreements to resell    4,801     257 5.35       6,054     239 3.95      4,657     135  2.90
Total interest-earning
  assets              1,381,827 112,036 8.11   1,113,184  89,675 8.06    685,338  58,929  8.60
Non-interest-earning assets:
 Cash and due
  from banks             35,240                   24,118                  34,939
 Premises and
  equipment-net          11,696                    9,417                   7,991
 Other assets            64,800                   35,209                  31,844
 Less allowance for
  credit losses         (14,414)                 (12,729)                 (9,076)
- ----------------------------------------------------------------------------------------------
     Total assets    $1,479,149               $1,169,199                $751,036

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES
Years ended December 31,           1995                   1994                   1993
 (continued)            Average          Yield/  Average         Yield/  Average       Yield/
                        Balance Interest Rate   Balance Interest Rate   Balance Interest Rate
- ---------------------------------------------------------------------------------------------
LIABILITIES AND                          (dollars in thousands)
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Savings deposits      $349,963  $8,322 2.38%   $365,097   7,511 2.06%  $264,682  $6,525 2.47%
 Time deposits          512,931  28,138 5.49     355,265  14,499 4.08    218,225   7,609 3.49
 Short-term borrowings  195,538  12,915 6.60     100,823   7,665 7.60     12,824     818 6.38
 Long-term debt         146,102   8,311 5.69     130,682   4,770 3.65     59,027   2,096 3.55
Total interest-bearing
 liabilities          1,204,534  57,686 4.79     951,867  34,445 3.62    554,758  17,048 3.07
Non-interest bearing liabilities:
 Demand deposits        120,396                  108,996                 101,326
 Other liabilities       40,492                    6,935                  22,359
 Stockholders' equity   113,727                  101,401                  72,593
- ----------------------------------------------------------------------------------------------
    Total            $1,479,149               $1,169,199                $751,036

Net interest income     $54,350                 $ 55,230                 $41,881
Net interest margin       3.93%                    4.96%                   6.11%

TABLE 2: INTEREST DIFFERENTIAL
                                  1995 compared to 1994              1994 compared to 1993
                                   Increase (Decrease)             Increase (Decrease)
                                    due to change in: (1)           due to change in: (1)
(in thousands)                 Volume    Rate    Net Change     Volume    Rate    Net Change
- ----------------------------------------------------------------------------------------------
Interest earning assets:
 Loans                         $20,094   $1,041   $21,135         $27,916   $(2,778)   $25,138
 Taxable investment securities   2,203     (918)    1,285           6,688    (1,057)     5,631
 Non-taxable investment securities (76)      (1)      (77)            (23)     (104)      (127)
 Federal funds sold and
  securities purchased under
  agreements to resell             (56)      74        18              47        57        104
Total interest-earning assets  $22,165     $196   $22,361         $34,628   $(3,882)   $30,746
Interest-bearing liabilities:
 Savings deposits                $(322)  $1,133      $811          $2,190   $(1,204)      $986
 Time deposits                   7,682    5,957    13,639           5,419     1,471      6,890
 Short-term borrowings           6,372   (1,122)    5,250           6,661       186      6,847
 Long-term debt                    618    2,923     3,541           2,614        60      2,674
Total interest-bearing
 liabilities                   $14,350   $8,891   $23,241         $16,884      $513    $17,397
- ----------------------------------------------------------------------------------------------
Net interest income             $7,815  $(8,695)  $  (880)        $17,744   $(4,395)   $13,349

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

The following table sets forth information by category of other operating income for the Company for the years indicated:

For the Year                                    1995     1994     1993
- ------------------------------------------------(dollars in thousands)--
Service charges on deposits                    $1,716    $1,773   $1,447
Other service charges and fees                  5,515     6,917    3,682
Net trading account gains (losses)                 61      (174)     -
Net realized gains on sales of
  available-for-sale-securities                     4       195      -
Other                                           3,032       450    1,769
- ------------------------------------------------------------------------
Total                                         $10,328    $9,161   $6,898
========================================================================

Other Expenses
The following table sets forth information by category of other operating expenses of the Company for the years indicated:

For the Year                                    1995     1994     1993
- ------------------------------------------------(dollars in thousands)---
Salaries and employee benefits                $21,340   $18,234  $13,774
Net occupancy expense                           7,295     6,887    4,856
Equipment expense                               2,929     2,332    2,169
Professional fees                               2,904     2,686    1,967
Merchant interchange fees                       1,616     1,739    1,654
Charge card processing                            640       795      775
Stationery and supplies                         1,074       922      693
Deposit insurance premiums                      1,472     1,918    1,371
Advertising and promotion                       1,880     1,752    1,035
Commissions                                     1,082     1,123       -
Other                                           7,882     5,986    4,720
- ------------------------------------------------------------------------
Total                                         $50,114   $44,374  $33,014
========================================================================

Total operating expenses as a percent
  of average assets                             3.39%     3.80%    4.40%

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

The financial instruments used and their notional amounts outstanding at year-end were as follows:

                                                    December 31,
                                              1995      1994      1993
                                               (dollars in thousands)
- ------------------------------------------------------------------------
Interest rate swaps
  (Pay) Receive-fixed swaps
    notional amount                        $(50,000)   $75,000   $60,000
  Average receive rate                        5.88%      6.25%     6.22%
  Average pay rate                            6.50%      6.14%     3.33%

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

                             0-90      91-180      181-365      1-5     Over 5    Non-rate
                             days       days        days       years     years   sensitive      Total
- -----------------------------------(in thousands)-----------------------------------------------------
Assets:
Investment securities      $127,331     $8,345       $6,183    $67,063  $ 18,846   $13,067    $240,835
Commercial loans            123,388      1,909        6,445      8,373    28,382       -       168,497
Real estate loans           121,086     87,272      184,123    341,088   136,081       -       869,650
Consumer loans               46,021      3,741        7,036     33,580       -         -        90,378
Other assets                    -          -            -          -         -     132,153     132,153
  Total assets             $417,826   $101,267     $203,787   $450,104  $183,309  $145,220  $1,501,513
Liabilities and stockholders' equity:
Non-interest bearing
  demand deposits          $ -        $    -       $    -     $    -    $    -    $137,287    $137,287
Savings deposits            353,389        -            -          -         -         -       353,389
Time deposits               211,504    133,121      110,399     65,779         4       -       520,807
Short-term borrowings       165,980     34,835       38,545        -         -         -       239,360
Long-term debt                  -       15,000       34,617     45,501     6,253       -       101,371
Other liabilities               -          -            -          -         -      32,793      32,793
Stockholders' equity            -          -            -          -         -     116,506     116,506
  Total liabilities and
   stockholders' equity    $730,873   $182,956     $183,561   $111,280    $6,257  $286,586  $1,501,513
- ------------------------------------------------------------------------------------------------------
Interest rate
  sensitivity gap         $(313,047)  $(81,689)     $20,226   $338,824  $177,052 $(141,366) $      -
Cumulative interest rate
   sensitivity gap        $(313,047) $(394,736)   $(374,510) $ (35,686) $141,366 $     -    $      -
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

The following table summarizes the Company's quarterly results for the years 1995 and 1994:



1995                                           Quarter
                                     March     June    September   December
- --------------------------------(in thousands, except per share data)------
Total Interest Income              $27,603    $28,156    $28,590    $27,367
Total Interest Expense              13,662     14,863     14,620     14,541
Net Interest Income                 13,941     13,293     13,970     12,826
Provision for Possible Loan Losses     120        120        420        320
Other Non-Interest Income            2,184      2,222      2,432      3,490
Other Non-Interest Expense          12,269     12,137     12,166     13,542
Income Before Income Taxes           3,736      3,258      3,816      2,454
Provision for Income Taxes           1,400      1,230      1,434      1,187
- ---------------------------------------------------------------------------
Net Income                          $2,336     $2,028     $2,382     $1,267
===========================================================================
Per common share:
Net Income                       $    0.66   $   0.57   $   0.67   $   0.36
===========================================================================

1994                                           Quarter
                                     March     June    September   December
- --------------------------------(in thousands, except per share data)------
Total Interest Income              $13,983    $23,148    $24,993    $27,226
Total Interest Expense               3,990      8,731     10,294     11,430
Net Interest Income                  9,993     14,417     14,699     15,796
Provision for Credit Losses            409        341        375        839
Other Income                         1,941      3,895      1,701      1,624
Other Expense                        7,798     13,236     11,183     12,157
Income Before Income Taxes           3,727      4,735      4,842      4,424
Income Tax Expense                   1,463      1,750      1,729      1,715
- ---------------------------------------------------------------------------
Net Income                        $  2,264   $  2,985   $  3,113   $  2,709
===========================================================================
Per common share:
Net Income                        $   0.84   $   0.84   $   0.88   $   0.76
===========================================================================


















31.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants
- --------------------------------------------------




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

4.  Loans
- -------------------

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


NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC. (PARENT COMPANY)

The balance sheets of CB Bancshares, Inc. as of December 31, 1995 and 1994, and the related statements of income, and cash flows for each of the three years in the period ended December 31, 1995 are as follows:

                            BALANCE SHEETS

                 ASSETS                          1995       1994
                                               ---------  ---------
                                                   (in thousands
                                                    of dollars)
Cash on deposit with the Bank
  and Association                               $  2,124  $    571
Investment in Subsidiaries
  The Bank                                        57,854    61,499
  The Association                                 57,920    55,987
  Other                                              443       604
Dividend receivable from the Bank                    700     1,162
Other assets                                       2,740     2,654
                                                 -------   -------
          TOTAL ASSETS                          $121,781  $122,477
                                                 =======   =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                           $  3,000  $  8,000
Advances from the Bank, net                          238       169
Dividends payable                                  1,154     1,154
Other liabilities                                    883     1,989
                                                  ------   -------
          Total liabilities                        5,275    11,312
Stockholders' equity
  Preferred stock - authorized but unissued,
    25,000,000 shares, $1 par value                   -         -
  Common stock - authorized 50,000,000 shares
    of $1 par value; issued and outstanding,
    3,551,228 shares                               3,551     3,551
  Additional paid-in capital                      65,080    65,080
  Net unrealized gain (loss) of
    available-for-sale securities                  1,596      (352)
  Retained earnings                               46,279    42,886
                                                 -------   -------
          Total stockholders' equity             116,506   111,165
                                                 -------   -------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $121,781  $122,477
                                                 =======   =======

NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)
                        STATEMENTS OF INCOME
                                              1995     1994    1993
                                             -------- -------- ------
                                                   (in thousands
                                                    of dollars)
Income
  Dividends from Subsidiaries
    The Bank                                 $12,780  $ 5,169  $2,642
    The Association                            2,200       -       -
    Other                                         -     2,519     119
  Other                                          932      795     378
                                              ------   ------   -----
          Total income                        15,912    8,483   3,139
Expenses
  Professional services                        1,067    1,074     786
  Salaries and employee benefits               3,778    1,594   1,365
  Travel                                          90       80     136
  Directors' fees                                126      263     130
  Interest                                       174      388      -
  Advertising and promotion                      166       84      46
  Net occupancy expenses                         406      254      -
  Equipment expenses                              53       13      18
  Other                                          786      581     224
                                              ------   ------   -----
          Total expenses                       6,646    4,331   2,705
                                              ------   ------   -----
          Operating profit                     9,266    4,152     434
Equity in undistributed (dividends from
  subsidiaries in excess of) income
    of Subsidiaries
      The Bank                                (4,830)   4,788   5,872
      The Association                          1,170    3,203      -
      Other                                     (161)  (2,447)    508
                                              ------   ------   -----
                                              (3,821)   5,544   6,380
                                              ------   ------   -----
          Income before income tax benefit     5,445    9,696   6,814
Income tax benefit                             2,568    1,375   1,050
                                              ------   ------   -----
          Income before cumulative effect of
            a change in accounting principle 8,013 11,071 7,864 Cumulative effect of a change in accounting
  principle                                       -        -       62
                                              ------   ------   -----
          NET INCOME                         $ 8,013  $11,071  $7,926
                                              ======   ======   =====

NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)

                          STATEMENTS OF CASH FLOWS
                                                   1995      1994      1993
                                                 --------- --------- --------
Increase (decrease) in cash                         (in thousands of dollars)
Cash flows from operating activities:
  Net income                                     $  8,013  $ 11,071  $ 7,926
  Adjustments to reconcile net income
    to net cash provided by operations:
      Dividend from Subsidiaries in excess of
        (equity in undistributed) income
        of Subsidiaries                             3,821    (5,544)  (6,380)
      Decrease (increase) in dividend
        receivable from the Bank                      462      (280)     518
      (Increase) decrease in other assets             (86)    1,026   (1,238)
      (Decrease) increase in other liabilities     (1,037)    1,405      569
                                                  -------   -------   ------
          Net cash provided by operating
            activities                             11,173     7,678    1,395
Cash flows from investing activities:
  Purchase of International Holding Capital
    Corp., net of cash acquired of $163,000            -    (26,072)      -
  Purchase of common stock in Subsidiaries             -         -       (15)
  Purchase of investment securities                    -         -    (6,005)
  Proceeds from sale of investment                     -      6,005       -
                                                  -------   -------   ------
          Net cash used in investing activities        -    (20,067)  (6,020)
Cash flows from financing activities:
  Net (decrease) increase in short-term
    borrowings                                     (5,000)    8,000       -
  Proceeds from sale of common stock                   -         -    16,595
  Cash dividends                                   (4,620)   (4,068)  (3,143)
                                                  -------   -------   ------
          Net cash (used in) provided by
            financing activities                   (9,620)    3,932   13,452
                                                  -------   -------   ------
          INCREASE (DECREASE) IN CASH               1,553    (8,457)   8,827
Cash at beginning of year                             571     9,028      201
                                                  -------   -------   ------
Cash at end of year                              $  2,124  $    571  $ 9,028
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

SFAS 123 provides two methods of accounting for awards of stock-based compensation to employees; the intrinsic-value-based method under the provisions of the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" or the fair-value-based method. SFAS 123 also sets forth new financial statement disclosure requirements about stock-based compensation arrangements. The Company, which is currently using the intrinsic valuation method, has not yet decided which valuation method it will use.

The company does not anticipate that the adoption of SFAS 121, 122, and 123 will have a significant impact on the Company's operating results or financial condition.

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



/s/  Raymond Y. Arakawa                 /s/  Marcelino J. Avecilla
- -----------------------------           -------------------------------
Raymond Y. Arakawa, Director             Marcelino J. Avecilla, Director

/s/  James H. Kamo                      /s/  Kazuo E. Yamane
- -----------------------------           -------------------------------
James H. Kamo, Secretary and Director    Kazuo E. Yamane, Director

/s/  Robert R. Taira                     /s/  Lionel Y. Tokioka
- ------------------------------           -------------------------------
Robert R. Taira, Vice Chairman           Lionel Y. Tokioka, Director
& Director

/s/  Frederic K. T. Chun                 /s/  Tomio Fuchu
- ------------------------------           -------------------------------
Frederic K. T. Chun, Vice President      Tomio Fuchu, Director
& Director

/s/  Caryn S. Morita                     /s/  Norman K. Mizuguchi
- ------------------------------           -------------------------------
Caryn S. Morita, Senior Vice President, Norman K. Mizuguchi, Director Assistant Secretary & Director

/s/  James M. Morita                     /s/ Daniel Motohiro
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

                                         State of
Name                                  Incorporation
- ---------------------------------------------------

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