Form 10-Q
period 1996-06-30
CB BANCSHARES INC/HI
filed 1996-08-14
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996


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


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at July 31, 1996 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
- -------------------------------------------------------------------------------
                                        June 30,    December 31,    June 30,
                                          1996          1995           1995
- -------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   68,300    $   75,119     $   45,445
Federal Funds Sold and securities
     purchased                              7,005            0           4,850
Investment securities:
     Held-to-maturity                       8,060         9,244        215,029
     Available for sale                   144,101       231,495         45,975
     Trading                                   78            96            342
Loans held for sale                         5,141        14,350             -
Gross loans                             1,106,949     1,121,186      1,121,066
     Less allowance for loan losses       (15,498)      (14,576)       (14,429)
Net Loans                               1,091,451     1,106,610      1,106,637
Premises and equipment                     16,009        16,960         17,438
Other assets                               47,923        36,362         40,412
Goodwill                                   10,852        11,277         11,711
- -------------------------------------------------------------------------------
Total assets                           $1,398,920    $1,501,513     $1,487,839
===============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Non-interest bearing                 $  119,139    $  137,287     $  119,545
  Interest bearing                        833,250       874,196        872,822
- -------------------------------------------------------------------------------
     Total deposits                       952,389     1,011,483        992,367
Short-term borrowings                     211,589       239,360        265,051
Other liabilities                          25,306        32,793         36,652
Long-term debt                             95,481       101,371         80,170
- -------------------------------------------------------------------------------
     Total liabilities                  1,284,765     1,385,007      1,374,240
Contingencies (Note B)
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          45,891        46,279         44,942
Unrealized valuation adjustment              (367)        1,596             26
Total stockholders' equity                114,155       116,506        113,599
- -------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,398,920    $1,501,513     $1,487,839
===============================================================================



                                                         CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)                      Quarter ended                Six months ended
- ------------------------------------------------------------------------------------------------------------
                                                      June 30,       June 30,       June 30,        June 30,
                                                        1996           1995           1996            1995
- ------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $24,515        $23,435        $48,331         $46,665
  Interest and dividends on investment securities
    Taxable                                             2,373          4,096          5,344           8,119
    Non taxable                                            31             70             85             140
    Dividends                                             450            169            871             331
  Other interest income                                   428            386            935             504
- -------------------------------------------------------------------------------------------------------------
         Total interest income                         27,797         28,156         55,566          55,759

Interest Expense
  Deposits                                              8,602          9,143         17,640          16,958
  Short-term borrowings                                 2,961          2,894          6,077           7,025
  Long-term debt                                        1,685          2,826          3,522           4,542
- -------------------------------------------------------------------------------------------------------------
         Total interest expense                        13,248         14,863         27,239          28,525
- -------------------------------------------------------------------------------------------------------------
         Net interest income                           14,549         13,293         28,327          27,234
Provision for loan losses                               1,280            120          1,590             240
- -------------------------------------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,269         13,173         26,737          26,994

Other income
  Service charges and fees                              1,052          2,111          2,747           4,183
  Other                                                 1,391            111          2,656             223
- -------------------------------------------------------------------------------------------------------------
         Total other income                             2,443          2,222          5,403           4,406

Other expenses
  Salaries and employee benefits                        5,297          5,177         13,987          10,251
  Net occupancy and equipment expense                   2,234          2,471          4,612           4,890
  Other                                                 5,952          4,489         10,361           9,265
- -------------------------------------------------------------------------------------------------------------
         Total other expenses                          13,483         12,137         28,960          24,406
- -------------------------------------------------------------------------------------------------------------
         Income before income taxes                     2,229          3,258          3,180           6,994
  Provision for income taxes                              883          1,230          1,260           2,630
- -------------------------------------------------------------------------------------------------------------
Net income                                             $1,346         $2,028       $  1,920         $ 4,364
=============================================================================================================
Per common share:
         Net income                                    $ 0.38        $ 0.57        $   0.54        $  1.23
=============================================================================================================

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                Six months ended June 30,
- -------------------------------------------------------------------------------
                                                         1996          1995
- -------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 1,920        $4,364
     Net adjustments to reconcile net income to
       cash (used in) provided by operating activities  (18,533)       12,758
- -------------------------------------------------------------------------------
     Net cash (used in) provided by operating
        activities                                      (16,613)       17,122

Cash flows from investing activities:
     Net increase in federal funds sold and
       securities under resale agreements                (7,005)       (4,845)
     Purchase of investment securities                  (61,267)       (9,111)
     Proceeds from maturities/ sales of
       investment securities                            149,845        10,100
     Net decrease (increase) in loans                    23,446       (45,642)
     Capital expenditures                                  (162)       (1,010)
- -------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                             104,857       (50,508)

Cash flows from financing activities:
     Net (decrease) increase in deposits                (59,094)       68,923
     Net (decrease) in short-term borrowings            (27,771)       (9,852)
     Decrease in long-term debt                          (5,890)      (26,680)
     Cash dividends paid                                 (2,308)       (2,308)
- -------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                             (95,063)       30,083

     DECREASE IN CASH                                    (6,819)       (3,303)
- -------------------------------------------------------------------------------

Cash and due from banks at beginning of period           75,119        48,748
- -------------------------------------------------------------------------------

Cash and due from banks at end of period                $68,300       $45,445
===============================================================================

                      CB BANCSHARES, INC. AND SUBSIDIARIES

                    Note to consolidated Financial Statements
                                June 30,, 1996


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

NOTE B - CONTINGENCIES

On January 30, 1996, a lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by Hamamoto Corporation and Shinsuke Hamamoto ("Plaintiffs") against International Savings and Loan Association, Limited ("ISL"), ISL Services, Inc., DRI Realty, Inc., Richard C Lim, as an officer and director of ISL (the foregoing defendants are referred to herein as the "ISL defendants"), as well as CB Bancshares, Inc. (The "Company") and other entities and individuals. The lawsuit is an action by Plaintiffs, as purchasers of the International Savings Building at 1111 Bishop Street in Honolulu, Hawaii, for rescission, special, general and punitive damages. Plaintiffs seek rescission of a $7.45 million sale, made in May 1988, based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee simple landowner (the "Landowner")and the alleged unreasonableness of demands by the fee simple owner. Plaintiffs also allege failure to disclose land appraisals concerning the property and presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building. On March 1, 1996, the Company and the ISL Defendants filed an Answer to Plaintiffs' Complaint denying any liability in connection with the matters alleged in Plaintiffs' Complaint, and a Counterclaim against Plaintiffs alleging breach of contract, abuse of process and related claims. While the Company and the ISL Defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurances can be given as to the ultimate outcome of the lawsuit at this time. The consent of the Landowner given in 1988 to the assignment by ISL of the underlying ground lease to Plaintiffs did not release ISL from ground lease obligations upon default by the assignee, and thus ISL may also have liability in the underlying ground lease to the Landowner in the event Plaintiffs default in lease payments to the Landowner, an event which has been threatened by Plaintiffs but has not yet occurred as of the date of this Filing.
Accordingly, no provision for any loss or recovery that may result upon resolution of the lawsuit and the underlying ground lease obligations has been made in the Company's Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

Consolidated net income for the quarter ended June 30, 1996, totaled $1.35 million, or $0.38 per share, as compared to $2.03 million, or $0.57 per share for the same quarter last year. Consolidated net income for the six months ended June 30, 1996 totaled $1.92 million, or $0.54 per share, as compared to $4.36 million, or $1.23 per share for the same period year.

 The decrease in net earnings for the six months ended June 30, 1996 was due primarily to the accrual of expenses related to the Voluntary Separation Program ("VSP"), which the Company announced in January 1996, amounting to $3.3 million ($2.0 million after tax) - See further discussion in the section titled "Other Expenses". Excluding the $2.0 million after tax effect of the VSP, the Company's net earnings for the first half of 1996 would have been approximately $3.9 million .

The Company's annualized return on average assets (ROA) for the six months ended June 30, 1996 was 0.27%, as compared to 0.59% for the same period last year. The Company's annualized return on average stockholder's equity (ROE) was 3.33% for the six months ended June 30, 1996, as compared to 7.76% for the same period last year. Excluding the aforementioned $2.0 million effect of the VSP discussed above, ROA and ROE would have been 0.54% and 6.73%, respectively.


NET INTEREST INCOME

A comparison of net interest income for the six months ended June 30, 1996 and 1995 is set forth below on a taxable basis:

                                                     Six months ended June 30,
                                                          1996        1995
                                                        (dollars in thousands)
Interest income                                          $55,623    $55,831
Interest Expense                                          27,239     28,525
                                                         -------     -------
     Net interest income                                 $28,384    $27,306
                                                         =======     =======

Net interest margin                                        4.23%       4.01%
                                                         =======     =======

Interest income for the six months ended June 30, 1996 decreased by $.21 million to $55.62 million from the $55.83 million during the same period in 1995. Interest expense decreased by $1.28 million to $27.24 million for the six months ended June 30, 1996.

The weighted average yield on interest-earning assets was 8.29% for the six months ended June 30, 1996 compared to 8.19% for the respective 1995 period. The weighted average cost of interest-bearing liabilities decreased to 4.70% for the six month periods ended June 30, 1996, as compared to 4.86% for the respective 1995 period. As a result of the foregoing, the Company's net interest margin increased by 22 basis points to 4.23% for the six months ended June 30, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 1996 was $15.5 million, and represented 1.43% of total loans. The ratio at December 31, 1995 and June 30, 1995, was 1.29% and 1.31%, respectively. The increase in the provision for loan losses, which amounted to $1.59 million for the six months ended June 30, 1996, was made in consideration of the increase in non-performing loans - see further discussion below.

Changes in the allowances for loan losses were as follows:

                                     Quarter ended        Six months ended
                                        June 30,               June 30,
                                    1996        1995     1996       1995
                                 (dollars in thousands) (dollars in thousands)
Balance at beginning of period     $14,528      $14,423   $14,576     $14,326

Provision charged to expense         1,280          120     1,590         240

Net recoveries(charge-offs)           (310)        (114)     (668)       (137)
                                   --------     --------  -------     --------
Balance at end of period          $ 15,498      $14,429   $15,498     $14,429

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                           6/30/96       12/31/95     6/30/95
                                           ----------------------------------
                                                    (dollars in thousands)
Loan accounted for on a
     non-accrual basis                     $15,397       $14,338      $9,911
Loan contractually past due
     ninety days or more as to
     interest or principal payments          6,676         3,113       6,903
                                            ----------------------------------

     Total non-performing loans             22,073        17,451      16,814

Other Real Estate Owned                        745         1,715       2,206
                                            ----------------------------------

     Total non-performing assets           $22,818       $19,166     $19,020
                                           ===================================

The increase in non-accrual loans at June 30, 1996 was due primarily to an increase in ISL's delinquent mortgages, which increased to $11.4 million at June 30, 1996 from $6.4 million at June 30, 1995. ISL's delinquent loans consists primarily of loans on 1-4 family residential property. The increase in ISL's non-accrual loans is a reflection of the continued weakness in the Hawaii economy and real estate market. In consideration of the above factors, $1.28 million provision for loan losses was provided for during the second quarter of 1996.


OTHER OPERATING INCOME

Other operating income totaled $5.40 million for the six month period ended June 30, 1996, which compares to $4.41 million for the comparable period in 1995.

OTHER OPERATING EXPENSES

Other operating expenses totaled $28.96 million for the six months ended June 30, 1996, an increase of $4.56 million over the same period in 1995. The increase in other operating expenses was due primarily to the accrual of $3.29 million of voluntary separation expenses included in salary and benefit expenses recorded in the first quarter of 1996.

On January 31, 1996, the Company announced a major initiative to further improve operating efficiency and decrease expenses by offering a Voluntary Separation Program ("VSP") to all employees. The program offered all eligible employees the opportunity of electing to terminate their employment. During the first and second quarter of fiscal 1996 97 employees executed binding voluntary separation agreements. The VSP acceptance period is now closed. During the first quarter of 1996, the Company accrued VSP expenses of $3.29 million for estimated separation payments (in addition to the $.5 million previously accrued for certain officer benefits). As of June 30, 1996, 78 employees have left the Company under the VSP for which related termination benefits paid amounted to $2.79 million. The balance of termination payments are expected to be paid in the third quarter of 1996. Of the total 97 employees currently expected to be separated in accordance with the VSP, approximately 51 positions are currently expected to be refilled and the remaining positions are expected to be eliminated. The positions not replaced are currently anticipated to result in an estimated annual savings of $2 million in salaries and employee benefits.

The above discussion of projected annual savings from the VSP are forward looking statements, and as such, the actual results could differ materially from those projected in such statements. While management of the Company believes the projected savings described above are reasonable based on current information, some assumptions may not materialize and unanticipated events and circumstances may occur, causing actual results to differ from the projections described above. Factors which could cause the actual results to differ from those described above include: unanticipated legal actions taken by employees (or third parties) in response to the Company's program; material and unforeseen changes in the Company's current operational needs; material changes in the Hawaii economy impacting the Company's current operational needs; or other unanticipated external developments materially impacting the Company's operational and financial performance

RECENT REGULATORY DEVELOPMENTS

Deposit Insurance. Effective January 1996, deposit insurance premiums for most banks insured by the Bank Insurance Fund (BIF), such as City Bank, dropped to zero. However deposit insurance premiums for savings associations insured by the Savings Association Insurance Fund (SAIF), such as International Savings, remained unchanged at 23 to 31 cents per $100 of domestic deposits. On May 14, 1996, the Board of Directors of the FDIC voted to continue the BIF and SAIF premiums at the current level through the end of 1996. This disparity in deposit insurance premiums is the direct result of the over-capitalization of the BIF and the serious under-capitalization of the SAIF. This raises the obvious issues relating to the competitiveness of institutions subject to the SAIF premiums, as well as the possibility that SAIF-insured institutions could convert or otherwise move their deposits to the BIF-insured institutions.

Legislation which called for the recapitalization of SAIF through a one-time assessment of 80-85 cents per $100 in deposits at SAIF-insured institutions was vetoed by the President in December, 1995, as part of the Budget Reconciliation Act. While similar legislation is still being considered in budget negotiations, such an assessment would be a significant cost to the Association (estimated cost of $3 million ) if such legislation is enacted. Other proposed changes in this area include adding approximately 2.5 cents per $100 of domestic deposits to the deposit insurance costs of BIF insured banks in order to make FICO bond payments which stem from bonds issued in 1987 to recapitalize the thrift insurance fund. A number of alternative plans, which variously include contributions by the Federal Reserve or other resources, have been proposed to aid in the full capitalization of SAIF, which proposals currently call for the eventual merger of SAIF and BIF. All of the various aspects of the proposed legislation could have significant effects on the Company, the Bank and Association.


THRIFT BAD DEBT RESERVE REPEAL

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended June 30, 1996.

         ITEM REPORTED                                DATE FILED
        -------------------------------              --------------



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



August 14, 1996                            By /s/ James M. Morita
                                               James M. Morita, Chairman of the
                                               Board and Chief Executive Officer

                                              /s/ Daniel Motohiro
                                               Daniel Motohiro, Treasurer
                                               and Principal Financial Officer