Form 10-Q
period 1996-09-30
CB BANCSHARES INC/HI
filed 1996-11-14
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996


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


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at October 31, 1996 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
-------------------------------------------------------------------------------
                                     September 30,  December 31,  September 30,
                                          1996          1995           1995
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   60,637    $   75,119     $   46,317
Federal Funds Sold and securities
     purchased                              4,005            0           1,705
Investment securities:
     Held-to-maturity                      17,161         9,244        202,266
     Available for sale                   170,926       231,495         49,856
     Trading                                   0             96            568
Loans held for sale                         2,981        14,350             -
Gross loans                             1,093,755     1,121,186      1,128,063
     Less allowance for loan losses       (15,619)      (14,576)       (14,426)
Net Loans                               1,078,136     1,106,610      1,113,637
Premises and equipment                     17,355        16,960         17,695
Other assets                               28,280        36,362         43,748
Goodwill                                   10,639        11,277         11,490
-------------------------------------------------------------------------------
Total assets                           $1,390,120    $1,501,513     $1,487,282
===============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Non-interest bearing                 $  112,735    $  137,287     $  123,501
  Interest bearing                        845,531       874,196        897,686
-------------------------------------------------------------------------------
     Total deposits                       958,266     1,011,483      1,021,187
Short-term borrowings                     219,958       239,360        264,908
Other liabilities                          21,714        32,793         39,535
Long-term debt                             74,829       101,371         46,820
-------------------------------------------------------------------------------
     Total liabilities                  1,274,767     1,385,007      1,372,450
Contingencies (Note B)
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          46,743        46,279         46,170
Unrealized valuation adjustment               (21)        1,596             31
Total stockholders' equity                115,353       116,506        114,832
-------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,390,120    $1,501,513     $1,487,282
===============================================================================



                              CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                      Quarter ended                Nine months ended
------------------------------------------------------------------------------------------------------------
                                                          September 30,                   September 30,
                                                        1996           1995           1996            1995
------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $24,779        $24,111        $73,110         $70,776
  Interest and dividends on investment securities
    Taxable                                             2,269          4,038          7,613          12,157
    Non taxable                                           191             63            276             203
    Dividends                                             506            198          1,377             529
  Other interest income                                   499            180          1,434             684
-------------------------------------------------------------------------------------------------------------
         Total interest income                         28,244         28,590         83,810          84,349

Interest Expense
  Deposits                                              8,717          9,816         26,357          26,774
  Short-term borrowings                                 2,387          2,930          8,464           9,955
  Long-term debt                                        2,061          1,874          5,583           6,416
-------------------------------------------------------------------------------------------------------------
         Total interest expense                        13,165         14,620         40,404          43,145
-------------------------------------------------------------------------------------------------------------
         Net interest income                           15,079         13,970         43,406          41,204
Provision for loan losses                                 360            420          1,950             660
-------------------------------------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             14,719         13,550         41,456          40,544

Other income
  Service charges and fees                              1,377          2,221          4,124           6,595
  Other                                                   463             20          3,119             243
-------------------------------------------------------------------------------------------------------------
         Total other income                             1,840          2,241          7,243           6,838

Other expenses
  Salaries and employee benefits                        3,856          5,236         17,843          15,487
  Net occupancy and equipment expense                   2,303          2,320          6,915           7,210
  Other                                                 7,069          4,419         17,430          13,875
-------------------------------------------------------------------------------------------------------------
         Total other expenses                          13,228         11,975         42,188          36,572
-------------------------------------------------------------------------------------------------------------
         Income before income taxes                     3,331          3,816          6,511          10,810
  Provision for income taxes                            1,326          1,434          2,586           4,064
-------------------------------------------------------------------------------------------------------------
Net income                                             $2,005         $2,382         $3,925         $ 6,746
=============================================================================================================
Per common share:
         Net income                                    $ 0.56        $ 0.67        $   1.11        $  1.90
=============================================================================================================
</TABL


>


                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                    Nine months ended
                                                           September 30,
-------------------------------------------------------------------------------
                                                         1996          1995
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 3,925        $6,746
     Net adjustments to reconcile net income to
       cash (used in) provided by operating activities   (1,174)       12,741
-------------------------------------------------------------------------------
     Net cash (used in) provided by operating
        activities                                        2,751        19,487

Cash flows from investing activities:
     Net increase in federal funds sold and
       securities under resale agreements                (4,005)       (1,700)
     Purchase of investment securities                 (111,696)      (17,094)
     Proceeds from maturities/ sales of
       investment securities                            164,348        26,965
     Net decrease (increase) in loans                    38,800       (52,639)
     Capital expenditures                                (2,058)       (1,706)
-------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                              85,389       (46,174)

Cash flows from financing activities:
     Net (decrease) increase in deposits                (53,217)       97,743
     Net (decrease) in short-term borrowings            (19,402)       (9,995)
     Decrease in long-term debt                         (26,542)      (60,030)
     Cash dividends paid                                 (3,462)       (3,462)
-------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                            (102,623)       24,256

     DECREASE IN CASH                                   (14,483)       (2,431)
-------------------------------------------------------------------------------

Cash and due from banks at beginning of period           75,119        48,748
-------------------------------------------------------------------------------

Cash and due from banks at end of period                $60,637       $46,317
===============================================================================

                      CB BANCSHARES, INC. AND SUBSIDIARIES

                    Note to consolidated Financial Statements
                                September 30,, 1996


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

NOTE B - CONTINGENCIES

On January 30, 1996, a lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by Hamamoto Corporation and Shinsuke Hamamoto ("Plaintiffs") against International Savings and Loan Association, Limited ("ISL"), ISL Services, Inc., DRI Realty, Inc., Richard C Lim, as an officer and director of ISL (the foregoing defendants are referred to herein as the "ISL defendants"), as well as CB Bancshares, Inc. (The "Company") and other entities and individuals. The lawsuit is an action by Plaintiffs, as purchasers of the International Savings Building at 1111 Bishop Street in Honolulu, Hawaii, for rescission, special, general and punitive damages. Plaintiffs seek rescission of a $7.45 million sale, made in May 1988, based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee simple landowner (the "Landowner")and the alleged unreasonableness of demands by the fee simple owner. Plaintiffs also allege failure to disclose land appraisals concerning the property and presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building. On March 1, 1996, the Company and the ISL Defendants filed an Answer to Plaintiffs' Complaint denying any liability in connection with the matters alleged in Plaintiffs' Complaint, and a Counterclaim against Plaintiffs alleging breach of contract, abuse of process and related claims. While the Company and the ISL Defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurances can be given as to the ultimate outcome of the lawsuit at this time. ISL , which currently leases approximately 56% of the building, is currently scheduled to vacate its leased portion in the first quarter of 1997. The consent of the Landowner given in 1988 to the assignment by ISL of the underlying ground lease to Plaintiffs did not release ISL from ground lease obligations upon default by the assignee, and thus ISL may also have liability in the underlying ground lease ($65,333 per month) to the Landowner in the event Plaintiffs default in lease payments to the Landowner, an event which has been threatened by Plaintiffs but has not yet occurred as of the date of this Filing. Accordingly, no provision for any loss or recovery that may result upon resolution of the lawsuit and the underlying ground lease obligations has been made in the Company's Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

Consolidated net income for the quarter ended September 30, 1996, totaled $2.01 million, or $0.56 per share, as compared to $2.38 million, or $0.67 per share for the same quarter last year. Consolidated net income for the nine months ended September 30, 1996 totaled $3.93 million, or $1.11 per share, as compared to $6.75 million, or $1.90 per share for the same period year.

The decrease in net earnings for the nine months ended September 30, 1996 was due primarily to the accrual of expenses related to the Voluntary Separation Program ("VSP"), which the Company announced in January 1996, amounting to $3.3 million ($2.0 million after tax) - See further discussion in the section titled "Other Expenses". Excluding the $2.0 million after tax effect of the VSP, the Company's net earnings for the first three quarters of 1996 would have been approximately $6 million .

The Company's annualized return on average assets (ROA) for the nine months ended September 30, 1996 was 0.37%, as compared to 0.61% for the same period last year. The Company's annualized return on average stockholder's equity
(ROE) was 4.54% for the nine months ended September 30, 1996, as compared to 7.96% for the same period last year. Excluding the aforementioned $2.0 million effect of the VSP discussed above, ROA and ROE would have been 0.55% and 6.58%, respectively.

NET INTEREST INCOME

A comparison of net interest income for the nine months ended September 30, 1996 and 1995 is set forth below on a taxable basis:

                                                     Nine months ended
September 30,
                                                          1996        1995
                                                        (dollars in thousands)
Interest income                                          $83,952    $84,454
Interest Expense                                          40,404     43,145
                                                         -------     -------
     Net interest income                                 $43,548    $41,309
                                                         =======     =======

Net interest margin                                        4.33%       4.01%
                                                         =======     =======

Interest income for the nine months ended September 30, 1996 decreased by $0.50 million to $83.95 million from the $84.45 million during the same period in 1995. The weighted average yield on interest-earning assets was 8.34% for the nine months ended September 30, 1996 compared to 8.20% for the respective 1995 period. The increase in yield was due primarily to a 25 basis point increase in the weighted average yield on loans to 8.76%. The average balance of interest earning assets declined by $32.17 million to $1,345.16 million, which had a $1.49 million negative effect on net interest income.

Interest expense decreased by $2.74 million to $40.40 million for the nine months ended September 30, 1996. The weighted average cost of interest-bearing liabilities decreased to 4.67% for the nine month periods ended September 30, 1996, as compared to 4.79% for the respective 1995 period. Also contributing to the decrease in interest expense was a $47.53 million decrease in the average balance of interest bearing liabilities, which reduced interest expense by $2.10 million. The reduction in the average balance of interest bearing liabilities was due primarily to a reduction in borrowings.

As a result of the foregoing, the Company's net interest margin increased by 32 basis points to 4.33% for the nine months ended September 30, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 1996 was $15.6 million, and represented 1.43% of total loans. The ratio at December 31, 1995 and September 30, 1995, was 1.29% and 1.28%, respectively. The increase in the provision for loan losses, which amounted to $1.95 million for the nine months ended September 30, 1996, was made in consideration of the increase in non-performing loans - see further discussion below.

Changes in the allowances for loan losses were as follows:

                                     Quarter ended       Nine months ended
                                      September 30,        September 30,
                                    1996        1995     1996       1995
                                 (dollars in thousands) (dollars in thousands)
Balance at beginning of period     $15,498      $14,429   $14,576     $14,326
Provision charged to expense           670          420     1,950         660
Net recoveries(charge-offs)           (549)        (423)     (907)       (560)
                                   --------     --------  -------     --------
Balance at end of period          $ 15,619      $14,426   $15,619     $14,426

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                             9/30/96     12/31/95     9/30/95
                                             ---------------------------------
                                                    (dollars in thousands)
Loan accounted for on a
     non-accrual basis                     $20,349       $14,338      $8,783
Loan contractually past due
     ninety days or more as to
     interest or principal payments          6,125         3,113       5,170
                                            ----------------------------------
Total non-performing loans                  26,474        17,451      13,953
Other Real Estate Owned                      1,215         1,715       3,453
                                            ----------------------------------

     Total non-performing assets           $27,689       $19,166     $17,406
                                           ===================================

The increase in non-accrual loans at September 30, 1996 from the same time last year was due primarily to an increase in ISL's delinquent mortgages, which increased to $14.5 million at September 30, 1996 from $5.8 million at September 30, 1995. ISL's delinquent loans consists primarily of loans on 1-4 family residential property. The increase in ISL's non-accrual loans is a reflection of the continued weakness in the Hawaii economy and real estate market. In consideration of the above factors, provision for loan losses provided for during the first three quarters of 1996 increased to $1.95 million, an increase of $1.3 million for the same period in 1995.

OTHER OPERATING INCOME

Other operating income totaled $7.24 million for the nine month period ended September 30, 1996, which compares to $6.84 million for the comparable period in 1995.

OTHER OPERATING EXPENSES

Other operating expenses totaled $42.19 million for the nine months ended September 30, 1996, an increase of $5.62 million over the same period in 1995. The increase in other operating expenses was due primarily to the accrual of $3.29 million of voluntary separation expenses (included in salary and benefit expenses recorded in the first quarter of 1996 -see discussion below) and the third quarter 1996 accrual of a $2.2 million one-time SAIF insurance assessment (included in other expenses -see "RECENT REGULATORY DEVELOPMENTS").

On January 31, 1996, the Company announced a major initiative to further improve operating efficiency and decrease expenses by offering a Voluntary Separation Program ("VSP") to all employees. The program offered all eligible employees the opportunity of electing to terminate their employment. Voluntary separation agreements were accepted by 97 employees. During the first quarter of 1996, the Company accrued VSP expenses of $3.29 million for estimated separation payments (in addition to the $.5 million previously accrued for certain officer benefits) and, as of September 31, 1996, all VSP payments have been made. Of the total 97 employees separated in accordance with the VSP, approximately 57 positions are currently expected to be refilled and the remaining positions are expected to be eliminated. The positions not replaced are currently anticipated to result in an estimated annual savings of $2 million in salaries and employee benefits.

The above discussion of projected annual savings from the VSP are forward looking statements, and as such, the actual results could differ materially from those projected in such statements. While management of the Company believes the projected savings described above are reasonable based on current information, some assumptions may not materialize and unanticipated events and circumstances may occur, causing actual results to differ from the projections described above. Factors which could cause the actual results to differ from those described above include: unanticipated legal actions taken by employees (or third parties) in response to the Company's program; material and unforeseen changes in the Company's current operational needs; material changes in the Hawaii economy impacting the Company's current operational needs; or other unanticipated external developments materially impacting the Company's operational and financial performance

CAPITAL

At September 30, 1996, the Company and its banking subsidiaries exceeded all minimum capital requirements and is classified as considered "well capitalized" under applicable banking regulations. The consolidated leverage, Tier 1 and total capital ratios at September 30, 1996 was 6.88%, 12.14% and 13.98%, respectively. The Company intends to maintain its "well capitalized" levels of regulatory capital.

RECENT REGULATORY DEVELOPMENTS

On September 30, 1996, legislation to recapitalize the Savings Association Insurance Fund (SAIF) was adopted. The new legislation will impose a one-time assessment of $0.657 cents per $100 in deposits at SAIF-insured institutions (such as the Association) based on the amount of SAIF-insured deposits held as of March 31, 1995. The $2.2 million one-time assessment for the Association was accrued as of September 30, 1996 (assessment is due on November 27, 1996). All of the proposed changes in this area include adding approximately 2.5 cents per $100 of domestic deposits to the deposit insurance costs of BIF insured banks in order to make FICO bond payments which stem from bonds issued in 1987 to recapitalize the thrift insurance fund. A number of alternative plans, which include contributions by the Federal Reserve or other resources, have been proposed to aid in the full capitalization of SAIF, which proposals currently call for the eventual merger of SAIF and BIF. All of the various aspects of the proposed legislation could have significant effects on the Company, the Bank and Association.

PROPOSED MERGER OF SUBSIDIARIES AND MEMORANDUM OF UNDERSTANDING

On October 18, 1996, the Company announced plans to merge its two subsidiaries, City Bank and International Savings, to improve operating efficiency. The merger is expected to be completed in the first half of 1997, subject to the approval of the Bank's regulators. After the merger, the combined banks will operate under the City Bank name.

The announcement of the merger plan follows a review and analysis of the Company's operations and strategic assessment of future growth opportunities. As part of this process, the Company has had a series of discussions with regulatory authorities on the management, operations and structure of the Company. As a result, CB Bancshares entered into a informal agreement (commonly known as a Memorandum of Understanding) with the Federal Bank of San Francisco (FRB) filed as exhibit 10 hereto.

Under the memorandum, CB Bancshares is restricted from paying dividends, incurring debt, or redeeming its stock without prior approval of the FRB. The memorandum also addresses a number of issues that require FRB approval including: increases in director and executive compensation; entering into agreements to acquire or divest businesses; management and organizational structure; liquidity and capital needs; interest rate risk; and audit, record keeping and compliance control systems.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  a) Item 10. Memorandum of Understanding executed on October 16, 1996 between CB Bancshares, Inc. and the Federal Reserve Bank of San Francisco

  b) The following reports on Form 8-K were filed during the quarter ended September 30, 1996.

         ITEM REPORTED                                DATE FILED
        -------------------------------              --------------
        Press release on key executives                  7-11-96

        Press release on merger of subsidiaries
           and signing of Memorandum of Understanding   10-18-96

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



November 14, 1996                            By /s/ James M. Morita
                                              James M. Morita, Chairman of the
                                              Board and Chief Executive Officer

                                           By /s/ Daniel Motohiro
                                              Daniel Motohiro, Treasurer
                                              and Principal Financial Officer

                                  EXHIBIT INDEX

10.1            Memorandum of Understanding                      page 12






















































MEMORANDUM OF UNDERSTANDING

between

CB Bancshares, Inc.
Honolulu, Hawaii

and the

Federal Reserve Bank of San Francisco






CB Bancshares, Inc., Honolulu, Hawaii (Bancshares), a registered one-bank holding company and the Federal Reserve Bank of San Francisco (the Reserve
Bank), as evidenced by the signatures of their duly appointed officers below, have hereby entered into this Memorandum of Understanding (the Memorandum). This Memorandum evidences the understanding of Bancshares and the Reserve Bank regarding the satisfactory resolution of issues disclosed in the June 30, 1996 Report of Inspection (the Report) prepared jointly by the Department of Commerce and Consumer Affairs for the State of Hawaii (the State), the Office of Thrift Supervision (the OTS) and the Reserve Bank (referred jointly herein as the Agencies).
Accordingly, Bancshares agrees to adopt the following plans, policies, procedures, and courses of action:
     1. (a) Bancshares shall not declare or pay any cash dividends without the prior written approval of the Reserve Bank. Requests for prior approval shall be received in writing by the Reserve Bank at least thirty (30 days prior to the proposed declaration date. Such requests shall contain sufficient documentation to demonstrate that the proposed dividend is in compliance with the Board of Governors of the Federal Reserve System's (the Board of Governors) Policy Statement dated November 14, 1985 (the Policy Statement), concerning the payment of cash dividends by bank holding companies, and is otherwise consistent with the Board of Governors' Capital Adequacy Guidelines (12 C.F.R.
Part 225, App. A & D).
        (b) Within sixty (60) days of the effective date of this Memorandum, Bancshares shall submit to the Reserve Bank an acceptable written dividend policy concerning the payment of corporate dividends by Bancshares and the receipt of dividends from either City or International that shall, at a minimum, include:
            (i) A review of the capacity of Bancshares' operating cash flow to accommodate any proposed dividend payment, (specifically whether the proposed dividend payment is consistent with the Policy Statement);
            (ii) a requirement that the dividend payment is not made while wither City or International has been informed by either their primary State or Federal Regulator that there is a need for additional capital; and
            (iii) a requirement that any dividends received from either City or International will not place undue financial pressure on the capital base of those institutions.

     2. (a) At lease thirty (30) days prior to fiscal year end, beginning December 31, 1996, Bancshares shall submit to the Agencies a written consolidated strategic plan concerning proposed corporate development and operational strategies for Bancshares, City, International and the consolidated organization (the Company) for the succeeding two year period. The plan shall, at a minimum, address and consider:
            (i) Identification of the means by which the Company will seek to improve its operating performance, particularly with a view towards achieving reductions in the Company's overhead and operating costs;
            (ii) Bancshares financial performance objectives, including projections for cash flow, earnings, capital, asset quality, and asset growth or reduction, as the case may be, and the basis for such projections;
            (iii) realistic and comprehensive budgets (projecting quarterly financial statement data for the two year period, including liquidity ratios and parent company fixed cost coverage ratios under both an "expected" and "worst" case economic scenario);
            (iv) a budget review process to monitor the income and expenses of Bancshares in order to compare actual figures with budgetary projections;
            (v) a description of the operating assumptions that form the basis for, and adequately support, major projected asset, liability, income and expense components;
            (vi) organizational, management and staffing requirements of Bancshares, City and International in light of present and planned business activities and operational strategies; and,
            (vii) Bancshares' plans for the sale or merger of any assets, or the discontinuation or consolidation of any operations, particularly in view of the requirements of this Memorandum.
        (b) The strategic plan required by this paragraph shall be reviewed quarterly by Bancshares' board of directors and a written report detailing substantive variances from Bancshares' projected performance shall be included in the quarterly progress report required by paragraph 16 hereof.
     3. (a) Within thirty (30) days of the effective date of this Memorandum, the board of directors shall establish a committee comprised entirely of outside directors which shall, within ninety (90) days of the effective date of this Memorandum, review Bancshares', City's, International's, and the Company's organizational and managerial structure and prepare a written report of its findings. A copy of this report, along with a written description of any proposed changes in senior or executive management's compensation or duties shall be submitted to the Agencies within one hundred and twenty (120) days of the effective date of this Memorandum. The primary purpose of this review is to aid in the development of a management structure that reflects Bancshares' present and planned business activities. The review shall, at a minimum, focus on and consider:
            (i) Bancshares' current policies and procedures regarding communications between the management of Bancshares and the management and staff of City and International;
            (ii) the development of written duties and reporting responsibilities for all of the Company's management positions;
            (iii) Bancshares' management's ability to comply with the requirements of the Memorandum;
            (iv) Bancshares' management's ability to develop realistic and comprehensive budgets;
            (v)   Bancshares' management succession plans;
            (vi) the establishment of a clear delineation of duties and responsibilities for each of the members of the Company's executive officers, including, but not limited to, Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer for each of the entities; and,
            (vii) all existing personal service, employment, severance, discretionary retirement, discretionary bonus, and management incentive, plans and contracts, for all senior and executive officers of Bancshares, City and International, that Bancshares is either a party to or is directly or indirectly obligated to fund (collectively referred to herein as the Employment Contract).
        (b) Within one hundred and twenty (120) days of the effective date of this Memorandum, Bancshares' board of directors shall certify, in writing, that any such
Employment Contract and the obligations thereunder of Bancshares are consistent with applicable law and regulations and safe and sound banking practices, particularly in regard to the current financial condition of Bancshares, City, and International, the future prospects of the company, each senior executive officer's responsibility for the financial condition of the consolidated organization, and related to the services actually rendered to Bancshares, City, and International by each officer.
        (c) Bancshares shall not execute any new employment, service, severance, or consulting contract, renew or modify existing contracts, with any senior executive officer without providing the Agencies ten (10) days prior written notice, which should include all details pertinent to the transaction. The Reserve Bank shall have the right to disapprove any such contract or portion thereof. If the Reserve Bank disapproves any contract or renewal or modification thereof, Bancshares shall not execute said contract or renewal or modification, and the case may be.
        (d) For the purposes of this Memorandum, the term "outside director" shall be defined as a director who does nor; (i) hold a managerial or officer position with Bancshares, City, or International, or (ii) own or control, directly or indirectly, more than 5 percent of the outstanding stock of Bancshares.
        (e) Nothing contained in this paragraph shall limit, in any manner, the authority or ability of the Reserve Bank or the Board of Governors to take all appropriate supervisory actions regarding Bancshares' Employment Contracts, or discretionary bonus or incentive payments.
     4. (a) Bancshares' board of directors shall at all times maintain an Asset/Liability Management Committee (the ALCO) a majority of whose members shall at all times be comprised of outside directors. Within 90 days of the effective date of this Memorandum, the ALCO shall have the responsibility for reviewing and revising, as needed, Bancshares' asset/liability management policies and procedures. Such policies and procedures shall not be revised or amended without the prior written approval of the Reserve Bank, and for monitoring compliance with such policies and procedures. The ALCO shall review, on a monthly basis, all asset/liability management decisions made by Bancshares', City's and International's management, paying particular attention to whether each decision was made in accordance with the approved policies and procedures. All exceptions to the policies and procedures shall be documented by the ALCO as to the reason for the exceptions and the continuance of the exceptions, taking into account the Company's overall goals and strategies.
The continuance of any exception shall be approved by a majority of the ALCO members and the board of directors, and shall be documented in the minutes of the board of directors meetings, which shall be available, upon request, to the Agencies for supervisory review.
        (b) Bancshares shall not amend or revise its written asset/liability management policies and procedures and asset/liability model for the consolidated operations of the Company without the prior written approval of the Agencies.
     5. Within sixty (60) days of the effective date of this Memorandum, Bancshares shall submit to the Agencies an acceptable plan to maintain an adequate capital position for City, International, and the consolidated organization. The plan shall, at a minimum, address and consider:
        (a) The current and future capital requirements of City, International and the consolidated organization, particularly in view of:
            (i) the risk profile of City's, International's and the Company's asset and liability structure;
            (ii) the requirements of the Capital Adequacy Guidelines for Bank Holding Companies: Risk-Based Measure and Tier 1 Leverage Measure, Appendices A and D of Regulation Y of the Board of Governors of the Federal Reserve System (12 C.F.R. Part 225, App. A and D);
            (iii) the adequacy of City's and International's loan loss reserves and its effects on the consolidated financial condition of Bancshares;
            (iv) the anticipated levels of earnings at City and International; and,
            (v) the requirements of Bancshares' dividend policies as delineated in paragraph 1 of this Memorandum.
     6. (a) Within ninety (90) days of the effective date of this Memorandum, the board of directors of Bancshares shall submit to the Agencies a written statement concerning the steps that the board of directors proposes to take to maintain the satisfactory condition of City and International and to restore the consolidated organization to a satisfactory condition. The statement shall, at a minimum, address, consider, or describe:
            (i) The responsibilities of Bancshares' board of directors regarding the definition, approval, implementation and monitoring of the proposed corrective steps;
            (ii) an identification of the major areas in and the means by which Bancshares will seek to strengthen the condition of City, International and the consolidated organization;
            (iii) an identification of the detailed information that will be assessed by the members of the board of directors in the review process, including data on City's and International's adversely classified assets, loan loss reserve adequacy, risk based capital and liquidity;
            (iv)  the development of realistic and comprehensive budgets;
            (v) the establishment of a periodic, internal review process to monitor compliance with the board of director's objectives; and,
            (vi) a review of the appropriateness of the current schedule of board meetings and the appropriateness of fees paid by Bancshares to board members for attending said meetings.
        (b) Bancshares shall not increase the fees paid to any director for attendance at board or committee meetings above the level in effect as of the effective date of this Memorandum or increase their compensation in any form, and shall not pay any bonuses, or increase the compensation in any form, to any executive officer without providing the Agencies with at least thirty (30) days prior written notice of such proposed increase or bonus. The Reserve Bank shall have the right to disapprove any proposed fee increase or bonus.
     7. (a) Within sixty (60) days of the effective date of this Memorandum, Bancshares' Audit Committee, which shall at all times consist entirely of outside directors, shall conduct a review of the internal audit program, policies, and procedures and shall forward to the Agencies its written findings and a written description of any managerial or operational changes that may be proposed as a result of this review. The review shall include an assessment of audit staffing, coverage, frequency, scope and reporting and shall take into consideration the comments on the audit function cited in the Report.
        (b) Within sixty (60) days of the effective date of this Memorandum, the Audit Committee shall review and revise, as needed, Bancshares' policies and procedures to ensure that each audit finding by either internal or external auditors, will be responded to, in writing, and that any unresolved or repeat findings by internal or external auditors will be reviewed and addressed by the audit committee.
     8. Within sixty (60) days of the effective date of this Memorandum, Bancshares shall develop and submit to the Agencies acceptable written procedures designed to strengthen and maintain its records, systems and internal controls. These procedures shall include, without limitation:
        (a) Corrective steps which are responsive to the criticisms of Bancshares current procedures set forth in the Report; and,
        (b) any recommendations set forth in Bancshares most recent accountant's report and management letter.
     9. Within thirty (30) days of the effective date of this Memorandum, Bancshares shall submit to the Agencies an acceptable written employee and directorate conflict of interest policy. The policy shall include, but no be limited to, guidelines on:
        (a) Reporting and permissibility of outside employment of directors and executive officers of Bancshares, City, and International; and,
        (b) the drafting of consulting contracts for senior and executive officers having board of directors-approved consulting arrangements.
    10. Within sixty (60) days of the effective date of this Memorandum, Bancshares shall submit to the Agencies acceptable written plans addressing the specific action that Bancshares has taken or intends to take regarding the development of written corporate funds management policies and procedures, which, at a minimum, require the maintenance of an adequate liquidity position at Bancshares, City, and International.
    11. Bancshares shall not, directly or indirectly, increase its borrowings or incur any debt without the prior written approval of the Reserve Bank.
    12. Bancshares shall no purchase, redeem or otherwise acquire, directly or indirectly, any of its stock without the prior written approval of the Reserve Bank.
    13. (a) Bancshares shall not engage, directly or indirectly, in any violation or in any activity resulting in any violation of sections 23A and 23B of the Federal Reserve Act, and shall not, directly or indirectly, cause, in any manner, City to violate sections 23A and 23B of the Federal Reserve Act.
        (b) Bancshares shall immediately initiate an affirmative compliance program in order to ensure compliance with the provisions of sections 23A and 23B of the Federal Reserve Act. Pursuant thereto, the management and directorate of Bancshares shall familiarize themselves with the applicable provisions of sections 23A and 23B of the Federal Reserve Act.
    14. Bancshares shall not, directly or indirectly, enter into any agreements to acquire or divest of any interest in any entities or portfolios, or engage in any new line of business, without the prior written approval of the Reserve Bank. Requests pursuant to this paragraph shall be in writing, received at least thirty (30) days prior to the consummation of the proposed transaction, and contain a full description of the proposed acquisition to assist the Reserve Bank in its review of the proposed transaction. Should the Reserve Bank disapprove, Bancshares will not proceed with the transaction.
    15. The plans, policies and procedures required by paragraphs 1, 4, 5, 9, and 10 hereof, shall be submitted to the Agencies for review and to the Reserve Bank for approval. Acceptable plans, policies and procedures shall be submitted to the Agencies within the required time periods set forth in the Memorandum. Bancshares shall adopt the approved plans, policies and procedures upon receipt of approval by the Reserve Bank and then fully comply with them. During the term of this Memorandum the approved plans, policies and procedures shall not be amended rescinded unless agreed to in writing by the Reserve Bank.
    16. Within ten (10) days of the effective date of this Memorandum, Bancshares' board of directors shall form a committee to monitor compliance with the provisions of the Memorandum. Within forty-five (45) days of the end of each calendar quarter (December 31, March 31, June 30, and September 30) following the effective date of this Memorandum, said committee shall submit to the Agencies a written progress report detailing the form and manner of all actions taken to comply with this Memorandum and the results thereof. Along with such reports, Bancshares shall submit to the Agencies:
        (a) Bancshares' parent company only cash flow statement for the period ending that quarter;
        (b)  City's Report of Condition as of the end of that quarter;
        (c)  City's Report of Income for the period ending that quarter; and,
        (d) International's quarterly financial statement as filed with the OTS.

For the purposes of the above reporting requirements, parent company only financial statements (without audit) shall be prepared in accordance with generally accepted accounting principles and shall be certified by an officer of Bancshares. Such reports may be discontinued when the corrections required by this Memorandum have been accomplished and the Reserve Bank has, in writing, released Bancshares from making further reports.

    17.  All correspondence regarding this Memorandum shall be sent to:
        (a)  Mr. Harold J. Blum
             Director, Banking Supervision
             Federal Reserve Bank of San Francisco
             P.O. Box 7702
             San Francisco, California  94120

        (b)  Mr. Darrell Dochow
             Assistant Regional Director
             Western Region, 11th District
             Office of Thrift Supervision
             101 Stewart Street
             Seattle, Washington  98101

        (c)  Ms. Lynn Wakatsuki
             Commissioner of Financial Institutions
             Department of Commerce and Consumer Affairs
             P.O. Box 2054
             Honolulu, Hawaii  96805

        (d)  Mr. James M. Morita
             Chairman of the Board
             CB Bancshares
             201 Merchant Street
             Honolulu, Hawaii  96813

        (e)  Mr. James H. Kamo
             Corporate Secretary
             CB Bancshares
             201 Merchant Street
             Honolulu, Hawaii  96813

    18. The provisions of this Memorandum shall be binding upon Bancshares and each of its institution affiliated parties in their capacities as such, and their successors and assigns.
    19. Each provision of this Memorandum shall remain effective until stayed, modified, terminated or suspended in writing by the Reserve Bank.



     IN WITNESS WHEREOF, the parties, through their authorized representatives, have caused this Memorandum to be executed as of the 16th day of October, 1996.

CB BANCSHARES, INC.                    FEDERAL RESERVE BANK OF SAN FRANCISCO

By /s/ James M. Morita                 By /s/ Harold H. Blum



     The undersigned directors each acknowledge that they have read the foregoing Memorandum and approve of the consent thereto by CB Bancshares, Inc.

/s/ Raymond Y. Arakawa                   /s/ Marcelino J. Avecilla

/s/ Frederic K.T. Chun                   /s/ Tomio Fuchu

/s/ James H. Kamo                        /s/ Norman Mizuguchi

/s/ Caryn S. Morita                      /s/ James M. Morita

/s/ Robert R. Taira                      /s/ Lionel Y. Tokioka

/s/ Kazuo E. Yamane