Form 10-K
period 1996-12-31
CB BANCSHARES INC/HI
filed 1997-03-31
CIK 316312

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1996
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1997, registrant had outstanding 3,551,228 shares of common stock. The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on January 31, 1997 was approximately $83,497,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 30, 1997 are incorporated by reference into Part III and IV.

Exhibit Index on page 92.

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

INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED

International Savings and Loan Association, Limited (the "Association" or "ISL" ) was chartered by the Territory of Hawaii in 1925. The Association is insured with funds administered by the Federal Deposit Insurance Corporation and conducts its business through ten branches on Oahu and one on Maui.

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

CITY FINANCE AND MORTGAGE, INC. and O.R.E., Inc.

City Finance and Mortgage, Inc., a state-chartered financial services company organized under the laws of the State of Hawaii in 1990, to provide first and second mortgage loans, is inactive.

O.R.E., Inc., a wholly-owned subsidiary of the Company, was organized for the primary purpose of engaging in the disposition of real and/or personal property that are encumbered by loans of the Bank. To date, no transactions have been consummated and the company is inactive.

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

The banking business is highly competitive. The Bank and ISL competes for deposits and loans with six other commercial banks and six other savings associations located in Hawaii. In addition to other banks and savings associations, the Bank and ISL compete for savings and time deposits and certain types of loans with other financial institutions, such as consumer finance companies, credit unions, merchandise retailers, and a variety of financial services and advisory companies, and they also compete for mortgage loans with insurance companies and mortgage companies.

The economy of the State of Hawaii is supported principally by tourism, governmental expenditures (primarily for military), agriculture and manufacturing (including sugar and pineapple processing). A small island economy like that of the State of Hawaii, which depends mostly on imports for consumption, is greatly influenced by the changes in external economic conditions. A key to Hawaii's economic performance is the health of the U.S. and Japanese economies, and to a lesser extent, the economies of Canada, Europe and other Asian nations. After rapid expansion in the late 1980s, the Hawaii economy began to stumble in the early 1990s with the onset of the national recession and Gulf War and its related negative impact on the tourist industry. This was exacerbated by Hurricane Iniki in 1992 and the recession of the Japanese economy. During the same period, Hawaii construction activity slowed and foreign investment in Hawaii (particularly by Japanese real estate investors) sharply declined.

Tourism has also been affected since 1991 by a weakened economy on the U.S. mainland, especially in the state of California, and the recession in the Japanese economy. Recovery of the Japanese economy has been slow, but the strengthening of the yen over the past few years has helped to improve visitor arrivals from Japan. After experiencing three years of decline, total visitor arrivals rebounded--increasing by 5.0 percent in 1994, 3.1 percent in 1995, and by 5.2 percent for the first nine months of 1996.

The relatively positive conditions in Hawaii's major visitor markets, such as California, whose economy is expected to grow 5.5 percent in 1996 and 4.0 percent in 1997, and Japan, whose economy is expected to grow by 3.0 percent in 1996 and 2.3 percent in 1997, should translate to continued economic recovery for the State of Hawaii. Based on current trends, state economists expect that the recovery in the visitor industry will continue, with the number of visitor arrivals increasing 4.0 percent in 1997.

Hawaii's Real Gross State Product, which grew by about 1.3 percent in 1996, is expected to grow at a 2.5 percent pace in 1997. The number of jobs are also expected to grow 1.5 percent in 1997, after annual declines from 1993 to 1995.

REGULATORY CONSIDERATIONS

The following discussion sets forth certain elements of the regulatory framework applicable to the Company, the Bank and ISL. Federal and state regulation of financial institutions is intended primarily for the protection of depositors rather than shareholders of those entities. To the extent that the following discussion describes statutory or regulatory provisions, it is not intended to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions, and any case law or interpretive letters concerning such provisions. In addition, there are other statutes and regulations that apply to and regulate the operation of the Company and its subsidiaries. Any change in applicable law or regulation may have a material or possibly adverse effect on the business of the Company, the Bank, ISL or other subsidiaries of the Company.

Bank Holding Company. The Company is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Company's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related or incidental to banking. In addition, the Company may not acquire directly or indirectly more than 5% of any class of the voting shares of, or substantially all of the assets of, a bank or any other company without the prior approval of the Federal Reserve Board.

The statute has been eliminated, effective September 29, 1995, which had prohibited the acquisition of more than 5% of the stock of the Company by a bank holding company whose operations are principally conducted in a state other than Hawaii, and the acquisition by the Company of more than 5% of the stock of any bank located in a state other than Hawaii unless the statutory law of the state in which such bank is located specifically authorized such acquisition. Accordingly, at the present time and subject to certain limits, the BHCA allows adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state.

Savings and Loan Holding Company. As a result of its acquisition of ISL, the Company is subject to OTS regulations as a unitary savings and loan holding company within the meaning of the Home Owners Loan Act ("HOLA"). Among other things, HOLA prohibits a savings and loan holding company, directly or indirectly, from (1) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval, (2) acquiring voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, (3) acquiring through merger, consolidation or purchase of assets, another savings institution (whether or not it is insured by the SAIF) or holding company thereof or acquiring all or substantially all of the assets of such institution (or holding company thereof) without prior OTS approval.

Proposed Merger of Subsidiaries and Informal Agreement. On October 18, 1996, the Company announced plans to merge its two subsidiaries, City Bank and International Savings, to improve operating efficiency. The merger is expected to be completed in the first half of 1997, subject to the approval of the applicable regulators. After the merger, the combined institutions will operate under the City Bank name.

On October 16, 1996, the Company entered into an informal agreement, or a Memorandum of Understanding ("MOU"), with the Federal Reserve Bank of San Francisco (FRB), with respect to issues raised in an inspection of the Company as of June 30, 1996 by the FRB, OTS and State of Hawaii Division of Financial Institutions.

Under the terms of the MOU agreement, the Company must first obtain concurrence from the FRB on matters concerning the payment of cash dividends, incurring debt, or the redemption of its stock. The MOU agreement also addresses a number of issues that require FRB concurrence including an increase in director and executive compensation, entering into agreements to acquire or divest businesses, management and organizational structure, liquidity and capital needs, interest rate risk, audit, record keeping and compliance control systems. In response to the MOU agreement, the Company is reviewing and evaluating its operations and management and organizational structure.

Dividend Restrictions. The principal source of the Company's cash flow has been dividend payments received from the Bank. Dividends paid to the Company by the Bank and ISL in 1996 totaled $10.86 million. Under the laws of the State of Hawaii, payment of dividends by the Bank, is subject to certain restrictions, and payments of dividends by the Company are likewise subject to certain restrictions. Under the Memorandum of Understanding with the Federal Reserve Bank of San Francisco, as discussed above, the Company is restricted from the payment of cash dividends without the prior approval of the FRB.

The Company reduced its quarterly dividend in the first quarter of 1997 from $0.325 per share to $0.05 per share. The reduced dividend reflects a review of the Company's current financial requirements, including earnings and the cost associated with the consolidation of its two subsidiary institutions and other expenses incurred in restructuring the Company and re-aligning its management. The Company will continue to evaluate the dividend on a quarterly basis. In addition, applicable regulatory authorities are authorized to prohibit banks, thrifts and their holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Federal Reserve Board has indicated that it would generally be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. Furthermore, an insured depository institution, such as the Bank or ISL, cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to its holding company, if thereafter the depository institution would be undercapitalized.

OTS regulations impose uniform limitations on the ability of savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. Such regulations utilize a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level. As of December 31, 1996, ISL was classified as a first-tier association under the guidelines discussed below.

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

In the second tier, a savings association with either (i) capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution),or (ii) capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution) but which has been notified by the OTS that it shall be treated as a tier 2 association because it is in need of more than normal supervision, may make (without application) capital distributions of up to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement.

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

Capital Standards. The Company and the Bank are subject to capital standards promulgated by the Federal Reserve Board, the FDIC, and the Hawaii Division of Financial Institutions. At the end of 1996, the minimum ratio of total capital to risk-weighted assets, provided for in the guidelines adopted by the Federal Reserve Board, including certain off balance sheet items such as standby letters of credit, was 8%. At least half of the total capital is to be comprised of common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of reserves for loan losses ("Tier 2 Capital"). The FDIC's risk-based capital guidelines for state non-member banks of the Federal Reserve System are generally similar to those established by the Federal Reserve Board for bank holding companies.

The Federal Reserve Board and FDIC also have adopted minimum leverage ratios for bank holding companies and banks requiring bank organizations to maintain a Leverage Ratio (defined as Tier 1 Capital divided by average total assets less goodwill) of at least 4% of total assets. The Leverage Ratio is the minimum requirement for the most highly rated banking organizations, and other banking organizations are expected to maintain an additional cushion of at least 100 to 200 basis points, taking into account the level and nature of risk, to be allocated to the specific banking organizations by the primary regulator.

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

Each savings association must currently maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common shareholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries.

Each savings association must currently maintain core capital equal to at least 3% of its adjusted total assets. Core capital includes common shareholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and qualifying supervisory goodwill (i.e., supervisory goodwill existing on April 12, 1989) amortized on a straight line basis over the shorter of 20 years or the remaining period for amortization in effect on April 12, 1989.

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

Failure to meet capital guidelines could subject a bank or savings association to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 1996, the Company, the Bank and ISL exceeded applicable capital requirements. The consolidated capital position of the Company at December 31,1996 was as follows:

                                Company ratio         Minimum required ratio
      Risk-based Capital:
          Tier 1 capital ratio      12.64%                      4%
          Total  capital ratio      13.90%                      8%
      Leverage ratio                 7.17%                      4%

Qualified Thrift Lender Test. All savings associations, including ISL, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. Under FDICIA, a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-based securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities, may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in house-related activities may also be included. Qualifying assets for the QTL test include, among other things, investments related to domestic residential real estate or manufactured housing, the book value of property used by an association or its subsidiaries for the conduct of its business, 50% of residential mortgage loans that ISL sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by FHLMC or FNMA. ISL was in compliance with the QTL test as of December 31, 1996.

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

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, Congress has passed legislation pursuant to which depositors are granted a preference over all other unsecured creditors in the event of the insolvency of a bank or thrift.

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

Safety and Soundness. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth;
(vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying
(i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulations, then such company will be required to submit a plan to its federal regulator specifying the steps it will take to correct the deficiency. The federal banking agencies have uniform rules concerning these standards.

Prompt Corrective Action. Under FDICIA, each federal banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. The extent of an agency's power to take prompt corrective action depends upon whether an institution is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

The federal banking agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances),
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Effective June 1, 1997, the IBBEA authorizes an "adequately capitalized" bank, with the approval of the appropriate federal banking agency, to merge with another adequately capitalized bank in any state that has not opted out of interstate branching. Such a bank may operate the target's offices as branches if certain conditions are satisfied. The same national and state deposit concentration limits and applicable state minimum-existence restrictions which apply to interstate acquisitions (as discussed above) also apply to interstate mergers. The applicant also must comply with any non-discriminatory host state filing and notice requirements and demonstrate a record of compliance with applicable federal and state community reinvestment laws. A state may opt out of interstate branching by enacting a new law between September 29, 1994, and June 1, 1997, expressly prohibiting interstate merger transactions. As of the date of this Form 10-K, Hawaii has not opted out of interstate banking.

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

The State of Hawaii has enacted a statute, effective June 1, 1997, which will authorize out-of-state banks to engage in "interstate merger transactions" (mergers and consolidations with and purchases of all or substantially all of the assets and branches of) with Hawaii banks, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired.
The Hawaii bank must have been in continuous operation for at least five years prior to such an acquisition, unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an "interstate merger transaction" (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) nor to open branches in Hawaii on a de novo basis.

The IBBEA also permits a bank subsidiary of a bank holding company to act as agent for other depository institutions owned by the same holding company for purposes of receiving deposits, renewing time deposits, closing or servicing loans and receiving loan payments. Under the IBBEA, a savings association may perform similar agency services for affiliated banks to the extent that the savings association was affiliated with a bank on July 1, 1994, and satisfies certain additional requirements.

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

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was signed into law to recapitalize the SAIF, which generally insures the deposits of savings associations. This legislation required the FDIC to impose a one-time special assessment on SAIF-assessable deposits. Based upon the Association's deposit base as of March 31, 1995, the Company's one-time special assessment totaled approximately $2.4 million in 1996. Other changes proposed in this area include adding approximately 1.3 cents per $100 of domestic deposits to the deposit insurance costs of BIF-insured banks, and 6.4 cents per $100 of SAIF-assessable deposits, in order to make The Financing Corporation's (FICO) bond payments which stem from bonds issued in 1987 to recapitalize the thrift insurance fund. This legislation could have significant effects on the company, the Bank and Association.

The Funds Act for the three year period beginning in 1997, subjects BIF-insured deposits (such as those of City Bank) to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth of the premium rate (approximately 1.3 cents) imposed on SAIF-insured deposits (approximately
6.5 cents). Deposits held by ISL are SAIF-insured deposits. In addition, service debt funding on FICO bonds for the first half of 1997 is expected to result in BIF-insured institutions paying 0.64 cents for each $100 of assessed deposits, and SAIF-insured institutions paying 3.2 cents on each $100 of deposits. City Bank will be required to continue to pay both BIF and SAIF assessments after the merger of ISL into City Bank, based on the amount of such BIF and SAIF deposits held by each institution respectively at the time or merger.

For at least the first half of 1997, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BID-insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 cents, have recently been adjusted by 4 cents to a range of 0 to 27 cents (as of October 1, 1996).

Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to BIF in order to avoid higher assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act.

Other Regulatory Considerations. The Bank and ISL are also subject to a wide array of other state and federal laws and regulations, including without limitation, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer requirements, the Truth-in-Lending Act, the Truth-in-Savings Act and the Real Estate Settlement Procedures Act.

NUMBER OF EMPLOYEES

As of December 31, 1996 the Company and its subsidiaries employed 499 persons; 469 on a full-time basis and 30 on a part-time basis. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreements. In January 1996, the Company announced an voluntary separation program to all employees - see further discussion in Management's Discussion and Analysis of Other Expenses.

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

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost and the distribution by category of investment securities at December 31 for the years indicated:

                                       At December 31,
  (in thousands)                   1996      1995      1994
                                 ----------------------------
Held-to-Maturity
U.S. Treasury securities         $      -  $     -   $ 97,823
 and other U.S. government
 agencies and corps.
State and political subdivisions      102       102     4,954
Mortgage-backed securities         97,729     9,142   123,970
Other                                   -        -         -
                                 ----------------------------
                                 $ 97,831 $  9,244   $226,747
                                 ============================

Available-for-sale
U.S. Treasury securities         $ 51,997  $ 95,257  $ 11,912
 and other U.S. government
 agencies and corps.
State and political subdivisions    3,219     3,470        -
Mortgage-backed securities         81,490   106,878     2,676
Other                                  -         -         -
                                 ----------------------------
                                 $136,706  $205,605  $ 14,588
                                 ============================
Restricted securities
  (See Note A2 to the Company's
   Consolidated Financial
   Statements)	                  $ 25,100  $ 23,226  $ 21,248
                                  ============================

The following table sets forth the maturities of investment securities at December 31, 1996, the weighted average yields of such securities
(calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

                                                  Maturing
                                  within         after 1           after 5          after
                                  1 year         under 5          under 10         10 years
Held-to-Maturity               Amount  Yield   Amount  Yield    Amount  Yield    Amount  Yield
                       -       ---------------------------------------------------------------
U.S. Treasury securities
 and other U.S. government
 agencies and corps.          $   -      - %  $     -     -    $      -    -    $    -     -
State subdivisions               -      -         102  6.00%          -    -         -      -
Mortgage-backed securities       -      -       9,930  6.50%     83,869  8.87%     3,930  8.37%
Other                            -      -          -     -           -    -         -      -
                                --------------------------------------------------------------
                              $   -      - %  $10,032  6.49%   $ 83,869  8.87%    3,930  8.37%
                                ==============================================================
                                                   Maturing
                                 within          after 1           after 5          after
                                 1 year          under 5          under 10         10 years
Available-for-sale            Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                              ---------------------------------------------------------------
U.S. Treasury securities
 and other U.S. government
 agencies and corps.          $3,002    5.73%  $ 41,004  6.15%  $  7,991  7.41%  $     -    - %
State subdivisions              -        -        1,225  6.44%     1,450  6.13%      544  5.78%
Mortgage-backed securities       754    8.24%     8,989  6.59%    23,939  6.83%   47,808  7.37%
Other                           -        -          -      -          -     -         -    -
                       ------------------------------------------------------------------------
                              $3,756    6.23%  $ 51,218  6.24%  $ 33,380  6.94%  $ 48,352 7.35%
                              =================================================================

A table setting forth information regarding investments in securities, including estimated fair value and carrying value of such securities is included in Note C to the Company's Consolidated Financial Statements.

LOAN PORTFOLIO

Total loans at December 31, 1996 decreased to $1,037.06 million, a $91.47 million or 8.10% decline over the previous year-end. The decrease in total loans was due primarily to a decline in real estate mortgage loans, which decreased by $97.57 million or 11.46% Substantially all of the Company's loan portfolio, including real estate mortgage loans, are located in the State of Hawaii.

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

                                                  At December 31,
(In thousands)                      1996         1995        1994         1993       1992
                           ----------------------------------------------------------------
Commercial and financial        $  170,228   $  168,497  $  167,460    $163,394    $181,063
Real estate - construction          28,699       18,408      24,448      12,983      19,691
Real estate - mortgage             753,676      851,242     797,997     294,855     254,748
Installment                         84,456       90,378      91,738      81,016      83,955
                           ----------------------------------------------------------------
                                $1,037,059   $1,128,525  $1,081,643    $552,248    $539,457
                           ================================================================

Commercial and financial. Loans outstanding in this category increased to $170.23 million, up $1.73 million or 1.03% from year-end 1995. Loans in this category are primarily loans to small and medium-sized businesses and professionals doing business in Hawaii. The average loan balance was $119,000 at year end 1996. These loans have been made primarily on a secured basis. Typically, real estate serves as collateral as well as equipment, receivables and personal assets as deemed necessary. The Bank has made a limited number of unsecured loans in this category.

Real estate - mortgage. Real estate - mortgage loans declined to $753.68 million at year-end 1996, a decrease of $97.57 million or 11.46% from year-end 1995. This decline was primarily attributable to the securitization of $81 million in residential mortgage loans by ISL. The average size of loans in this category at December 31, 1996 was approximately $142,000. In 1996, the Bank has not made any loans to finance homes in excess of $1 million.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the amount of loans (excluding categories of "real estate-mortgage" and "installment") outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, are due in the periods indicated:

                                  At December 31, 1996
                                        Maturing
                               within    after 1     after
                               1 yr.  Within 5 yrs.  5 yrs.     Total
                             ------------------------------------------
(in thousands)
Commercial and financial     $87,393     $10,017    $ 72,818   $170,228
Real estate-construction      12,586      13,834       2,279     28,699
                             ------------------------------------------
                             $99,979     $23,851    $ 75,097   $198,927
                             ==========================================

The following table sets forth the sensitivity of the above amounts due after one year:

                                               At December 31, 1996
                                           Fixed     Variable
(in thousands)                             rate        rate       Total
                                        ---------------------------------
Due after 1 but within 5 years           $14,427     $  9,424  $  23,851
Due after 5 years                         33,680       41,417     75,097
                                        ---------------------------------
                                         $48,107     $ 50,841  $  98,948
                                        =================================

RISK ELEMENTS IN LENDING ACTIVITIES

The table on the following page presents information concerning the aggregate amount of non-performing assets. Non-performing assets are comprised of (a) assets accounted for on a non-accrual basis; (b) assets contractually past due ninety days or more as to interest or principal payments (but not included in the non-accrual assets in (a) above); There are no potential problem loans not already disclosed in item in (a) or (b) above).

(In thousands)                                   December 31,
                                   1996     1995     1994     1993     1992
                                 -------------------------------------------
Loans accounted for on a
  non-accrual basis
     Commercial & Industrial     $ 4,321   $ 2,538  $1,484   $  680   $1,904
     Real Estate                  19,064   11,800    5,882    3,097    1,886
     Installment                    -        -        -        -        -
                                --------------------------------------------
                                 $23,385  $14,338   $7,366   $3,777   $3,790
Loans contractually past
  due 90 days or more as
  to principal or interest         2,379    3,113    5,946    1,965    2,061
                                 -------------------------------------------
      Total non-performing loans  25,764   17,451   13,312    5,742    5,851
Other real estate owned            1,844    1,715    2,122       -     2 000
                                 -------------------------------------------
Total non performing assets      $27,608  $19,166  $15,434   $5,742   $7,851
                                 ===========================================

Ratio of non-performing loans
  to period end total loans        2.48%    1.54%    1.23%    1.05%    1.09%

Ratio of non-performing assets
  to period end total assets       1.98%    1.27%    1.07%    0.73%    1.08%

The increase in non accrual loans in 1996 was due primarily to an increase in non-accruing mortgage loans, which increased by $9.7 million to $20.1 million at the end of 1996. The increase in non-accruing mortgage loans, which are comprised primarily of mortgage loans on one-to four family residential property, is a reflection of the continued weakness in the Hawaii economy and real estate market.

The increase in non-accrual loans in 1995 was due primarily to an increase in ISL's delinquent mortgage loans, which increased by $4.69 million to $9.87 million at the end of 1995. The increase in ISL's non-accrual loans was comprised primarily of mortgage loans on one-to-four family residential property.

The increase in non-performing loans in 1994 was due primarily to ISL's non-accrual loans and loans past due ninety-days of $5.2 million and $3.3 million, respectively, included in 1994 amounts.

As of January 1, 1995, the Company adopted the provisions of SFAS 114 as amended by SFAS 118. The adoption of this accounting policy had no material effect on the consolidated financial statements of the Company. At December 31, 1996 the recorded investment in loans that are considered to be impaired was $10.79 million. The total allowance for loan losses related to these loans was $2.1 million - see Note E of Notes to Consolidated Financial Statements.

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

SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period presented and daily averages; changes in the allowance for possible credit losses arising from loans charged-off and recoveries on loans previously charged-off according to loan categories and additions to the allowance which have been charged to expense:

                                       Years ended December 31,
(dollars in thousands)           1996    1995    1994    1993    1992
                               ---------------------------------------
Balance of allowance
  for credit losses at
  beginning of year            $14,576 $14,326  $9,816  $8,715  $7,542
Allowance of ISL at
  acquisition date                  -       -    3,128      -       -
Charge offs:
Commercial and financial           537      87     602     816   1,244
Real estate - construction          -       -       -       -       -
Real estate -  mortgage            495     563     300     443     376
Installment                        873     602     694     777   1,371
                               ---------------------------------------
     Total charge-offs           1,905   1,252   1,596   2,036   2,991
Recoveries:                    ---------------------------------------
Commercial and financial            30      92     609     528     105
Real estate - construction          -       -       -       -       -
Real estate -  mortgage             74     142      14      72      -
Installment                        246     288     391     473     334
                               ---------------------------------------
     Total recoveries              350     522   1,014   1,073     439
                               ---------------------------------------
Net loans charged-off            1,555     730     582     963   2,552
Provision for loan losses        2,410     980   1,964   2,064   3,725
                               ---------------------------------------
Balance at year-end            $15,431 $14,576 $14,326  $9,816  $8,715
                               =======================================

SUMMARY OF LOAN LOSS EXPERIENCE  (continued)

                                       Years ended December 31,
(dollars in thousands)           1996    1995    1994    1993    1992
                               ---------------------------------------
Ratio of net charge-offs to
  average net loans outstanding   0.14%   0.07%   0.07%   0.18%   0.50%

Ratio of allowance for credit
  losses to period-end loans      1.49%   1.29%   1.32%   1.79%   1.62%

Ratio of allowance for credit
  losses to non-performing loans 59.89%  83.53% 107.62% 170.95% 148.95%

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

Allowances for possible loan losses as a percentage of period-end total loans was 1.49% at December 31, 1996, compared to 1.29% and 1.32% at 1995 and 1994, respectively. On the other hand, the allowance for loan losses has decreased from 83.53% of non-performing loans in 1995 to 59.89% of such loans in 1996. The increase in non-performing loans in 1996 was primarily attributable to residential mortgage loans. Since the majority of these loans are adequately collateralized by the underlying property values, management believes that the allowance for loan losses are more than adequate to cover any potential losses.

The allowance for possible loan losses has been allocated by the Company's management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at the dates indicated:

(in thousands)                          At December 31,
                     1996              1995            1994            1993             1992
                  Amt.  %(1)      Amt.   %(1)      Amt.  %(1)       Amt.  %(1)       Amt.  %(1)
                --------------------------------------------------------------------------------
Commercial &
 financial      $4,808  16.42%  $5,039  14.91%  $ 3,649  15.47%  $ 4,280  29.82%  $4,153  33.78%

Real estate -
 Construction        -   2.77%     184   1.62%      378   2.25%      128   2.36%     127   3.67%

Real estate -
 Mortgage        7,021  72.67%   5,053  75.46%    4,097  73.79%    2,210  53.06%   1,928  46.90%

Installment      1,412   8.14%   1,510   8.01%    1,563   8.49%    1,063  14.76%   1,138  15.65%

Unallocated      2,190    n/a    2,790    n/a     4,639    n/a     2,135    n/a    1,369     n/a
             -----------------------------------------------------------------------------------
     Total     $15,431   100%  $14,576   100%   $14,326    100%  $ 9,816    100%  $8,715    100%
               =================================================================================

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

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                                         Years Ended December 31,
                                 1996             1995              1994
                                Average          Average           Average
                             Balance  rate     Balance  rate     Balance  rate
                             --------------------------------------------------
Non-interest bearing
  demand deposits           $109,878  0.00%   $120,396  0.00%   $108,996  0.00%
Interest bearing
  demand deposits            166,118  2.51%    153,168  2.28%    140,732  1.61%
Savings                      181,900  2.50%    196,795  2.45%    224,365  2.34%
Time deposits                500,491  5.28%    512,931  5.49%    355,265  4.08%
                             --------------------------------------------------
     Total                  $958,387  3.67%   $983,290  3.71%   $829,358  2.65%
                             ==================================================


The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1996 is summarized below:

(in thousands)

3 months or less                           $ 90,656
Over 3 months through 6 months               45,456
Over 6 months through 12 months              26,242
Over 12 months                               14,515
                                          ----------
     Total                                 $176,869
                                          ==========

SHORT-TERM BORROWINGS

The following table sets forth outstanding balances of short-term borrowings at year-end :

                                                    At December 31,
(in thousands)                              1996         1995         1994
                                          ----------------------------------
Federal funds purchased and
  securities sold under
  repurchase agreements                   $  9,300     $ 38,698     $ 69,006
Federal treasury tax and loan                  571        2,577        1,422
Advances from the FHLB                     198,810      194,085      195,475
Notes payable to banks                           -        4,000        9,000
                                          ----------------------------------
     Total                                $208,681     $239,360     $274,903
                                          ==================================

Average rates and average and maximum balances for short-term borrowing categories were as follows, for categories of borrowings where the average outstanding balance for the period was 30% or more of stockholders' equity at the end of the period:

                                                    At December 31,
(in thousands)                              1996         1995         1994
                                          --------------------------------
Federal funds purchased and
  securities sold under repurchase
  agreements :
Average interest rate at December 31,                      6.01%        6.11%
Maximum outstanding at any month-end                    $ 47,484     $ 83,673
Average outstanding                                       40,195       41,585
Average interest rate for the period                       6.00%        3.82%


Advances from the Federal Home Bank :
Average interest rate at December 31,        5.55%        5.82%        6.29%
Maximum outstanding at any month-end      $226,515     $238,693     $198,600
Average outstanding                        199,870      195,538      141,819
Average interest rate for the period         5.87%        6.60%        4.56%

Federal funds purchased generally mature on the day following the date of purchase. Securities sold under agreements to repurchase were treated as financings and the obligations to repurchase the securities sold were reflected as a liability with the dollar amount of securities underlying the agreement remaining in the asset accounts.

Advances from the Federal Home Loan Bank were made under a credit line agreements of $444.14 million, of which $142.39 million was undrawn at December 1996. The interest paid monthly on this line floats and is based on the overnight interbank borrowing rate. See Notes I and J to the Audited Financial Statements.

ITEM 2.  PROPERTIES

The operations of the Company are transacted through its main banking offices and twenty-four branches. The Company's facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates though the year 2010. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note Q to the Company's Consolidated Financial Statements. On March 21, 1989, a limited partnership of which Citibank Properties, Inc., the Bank's only subsidiary owned a 25% interest, sold its office building where the administrative and banking offices of the Bank are currently located to an unrelated third party in a transaction similar to a sale-leaseback transaction. See Note M to the Company's Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

On January 30, 1996, a lawsuit was filed against the Association, its subsidiaries, one of its officers as well as the Company and other entities and individuals. The lawsuit is an action by the plaintiffs, as purchasers of the International Savings Building (ISL Building) at 1111 Bishop Street in Honolulu, Hawaii, for recission, special, general and punitive damages. The plaintiffs seek recission of sale of the ISL building to them (made in May 1988 for $7,450,000), based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee-simple landowner and the alleged unreasonableness of demands by the fee-simple owner. The plaintiffs also allege failure to disclose land appraisals concerning the property and the presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building, and intentional or negligent infliction of emotional distress in connection with the vacation of the ISL Building by the Association as a substantial tenant of the building. The Company and the Association defendants have answered plaintiffs' complaint denying any liability in connection with plaintiffs' allegations. While the Company and the Association defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of the lawsuit at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the lawsuit has been made in the Company's consolidated financial statements.

The Association, which previously leased approximately 56% of the building, vacated its leased portion in March 1997. On March 11, 1997, the Company was informed by the landowner that the plaintiffs, as lessee, had failed to make timely payment of the monthly rent due March 1, 1997, and real property taxes due February 20, 1997. The consent of the landowner given in 1988 to the assignment by the Association of the underlying ground lease to plaintiffs did not release the Association from ground lease obligations upon default by the assignee, and thus the Association, may also have liability to the landowner in the underlying ground lease ($65,333 per month) to the landowner in connection with any default by plaintiffs in lease payments to the landowner, even though THE Association no longer occupies such leased space. The monthly rental payments of $65,333 required by the ground lease are substantially in excess of current rental market values, which will restrict the ability of the Association to mitigate potential losses. The ground lease rent is fixed until 2002, at which time the rent will be renegotiated. The ground lease term expires in 2021.

In another matter, a director of the Company and two former executives of the Association have threatened to file a lawsuit in the First Circuit Court of the State of Hawaii against the Company, the Bank and the Association to recover damages, penalties pursuant to Hawaii Revised Statutes Chapter 394B, attorneys' fees, and costs related to the termination of their employment. The Company is negotiating a possible settlement with the group through outside legal counsel and management is unable to determine the likelihood of the outcome of this threatened lawsuit.

The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol "CBBI". At February 28, 1997, the Company had approximately 4,000 common shareholders of record.

The following table sets forth quarterly market price and dividend information on the Company's common stock over the preceding two years:

1996                                   High      Low   Dividends
                                     ----------------------------
First quarter                          $31.00   $29.00   $0.325
Second quarter                          33.25    30.50    0.325
Third quarter                           31.50    27.50    0.325
Fourth quarter                          30.50    24.50       -

1995
First quarter                          $31.25   $29.50   $0.325
Second quarter                          31.00    29.50    0.325
Third quarter                           30.50    29.00    0.325
Fourth quarter                          30.25    28.75    0.325

Under the MOU agreement with the FRB, the Company is restricted from the payment of cash dividends without prior approval of the FRB. In March, 1997, the Company announced a reduction in the first quarter dividend to $0.05 per share. The reduced dividend reflects a review of the Company's current financial requirements, including earnings and the cost associated with the consolidation of its two subsidiary institutions and other expenses incurred in restructuring the Company and re-aligning its management. The Company will continue to evaluate the dividend on a quarterly basis.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data and selected ratios)
                                       1996        1995        1994        1993        1992
                                -----------------------------------------------
Income Statement Data:
  Interest income                   $  111,247  $  111,716  $   89,350  $   58,582  $   61,297
  Interest expense                      53,477      57,686      34,445      17,048      22,554
  Net interest income                   57,770      54,030      54,905      41,534      38,743
  Provision for credit losses            2,410         980       1,964       2,064       3,725
  Net income                             7,059       8,013      11,071       7,926       7,810
End of Period Balance Sheet Data:
  Total assets                       1,397,169   1,501,513   1,439,511     789,541     726,565
  Total loans                        1,037,059   1,128,525   1,081,643     552,248     539,547
  Total deposits                       951,910   1,011,483     923,444     622,084     594,855
  Long-term debt                        94,825     101,371     106,850      65,000      35,000
  Stockholders' equity                 119,411     116,506     111,165      78,586      56,703
Per Share Data:
  Net income                              1.99        2.26        3.32        3.12        3.66
  Cash dividends declared                 0.98        1.30        1.30        0.98        1.30
Outstanding Shares:
  Average during period                  3,551       3,551       3,335       2,538       2,131
Selected Ratios
  Return on average total assets         0.50%       0.54%       0.95%       1.06%       1.09%
  Return on average equity               5.99%       7.05%      10.92%      10.92%      14.13%
  Average total stockholders'
    equity to average assets             8.34%       7.69%       8.67%       9.67%       7.72%

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

Results of Operations.
Consolidated net income for 1996 was $7.06 million, a decrease of 11.91% from the $8.01 million in 1995, and a 36.24% decline from the $11.07 million reported in 1994. Net income on a per share basis was $1.99 in 1996, as compared to $2.26 in 1995 and $3.32 in 1994. The Company's return on average stockholders' equity was 5.99% in 1996, 7.05% in 1995, and 10.92% in 1994.
The return on average total assets for 1996 was 0.50%, as compared to 0.54% for 1995 and 0.95% for 1994. Net interest margin (on a tax equivalent basis) improved to 4.36% in 1996, compared to 3.93% and 4.96% in 1995 and 1994, respectively. Despite the improvement in net interest income, consolidated net income for 1996 was negatively impacted by a $2.21 million decline in non-interest income, a $1.67 million increase in non-interest expenses, and a $1.43 million addition to the loan loss provision. Further details are provided in the sections immediately following this discussion.

The following tables 1 and 2 set forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the tables are on a taxable equivalent basis.

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES
 Years ended December 31,       1996                     1995                     1994
                      Average         Yield/   Average         Yield/   Average         Yield/
                      Balance Interest Rate    Balance Interest Rate    Balance Interest Rate
----------------------------------------------------------------------------------------------
ASSETS                                         (dollars in thousands)
Interest-earning assets:
 Loans              $1,111,661 $96,825 8.71% $1,117,976 $94,142 8.42% $  879,184 $73,007 8.30%
 Taxable investment
  securities           208,881  13,776 6.60     254,565  17,249 6.78     222,577  15,964 7.17
 Non-taxable investment
  securities             3,526     474 13.44      4,485     388 8.65       5,369     465 8.66
 Federal funds sold
  and securities
  purchased under
  agreements to resell   6,333     437 6.90       4,801     257 5.35       6,054     239 3.95
Total interest-earning
  assets             1,330,401 111,512 8.38   1,381,827 112,036 8.11   1,113,184  89,675 8.06
Non-interest-earning assets:
 Cash and due
  from banks            35,698                   35,240                   24,118
 Premises and
  equipment-net         10,761                   11,696                    9,417
 Other assets           50,345                   64,800                   35,209
 Less allowance for
  credit losses        (15,008)                 (14,414)                 (12,729)
----------------------------------------------------------------------------------------------
     Total assets   $1,412,197               $1,479,149               $1,169,199

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES
Years ended December 31,        1996                     1995                     1994
 (continued)          Average         Yield/   Average         Yield/   Average         Yield/
                      Balance Interest Rate    Balance Interest Rate    Balance Interest Rate
---------------------------------------------------------------------------------------------
LIABILITIES AND                                (dollars in thousands)
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Savings deposits   $  348,018 $ 8,692 2.50% $  349,963 $ 8,322 2.38% $  365,097 $ 7,511 2.06%
 Time deposits         500,491  26,450 5.28     512,931  28,138 5.49     355,265  14,499 4.08
 Short-term borrowings 199,870  11,725 5.87     195,538  12,915 6.60     100,823   7,665 7.60
 Long-term debt        104,025   6,610 6.35     146,102   8,311 5.69     130,682   4,770 3.65
Total interest-bearing
 liabilities         1,152,404  53,477 4.64   1,204,534  57,686 4.79     951,867  34,445 3.62
Non-interest bearing liabilities:
 Demand deposits       109,878                  120,396                  108,996
 Other liabilities      32,072                   40,492                    6,935
 Stockholders' equity  117,843                  113,727                  101,401
----------------------------------------------------------------------------------------------
    Total           $1,412,197               $1,479,149               $1,169,199

Net interest income            $58,035                 $ 54,350               $   55,230
Net interest margin                    4.36%                    3.93%                    4.96%



TABLE 2: INTEREST DIFFERENTIAL
                                  1996 compared to 1995            1995 compared to 1994
                                   Increase (Decrease)              Increase (Decrease)
                                    due to change in: (1)            due to change in: (1)
(in thousands)                 Volume    Rate    Net Change     Volume    Rate    Net Change
----------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                         $  (534)  $ 3,217  $ 2,683       $20,094  $ 1,041   $21,135
 Taxable investment securities  (3,024)     (449)  (3,473)        2,203     (918)    1,285
 Non-taxable investment securities (96)      182       86           (76)      (1)      (77)
 Federal funds sold and
  securities purchased under
  agreements to resell              94        86       180          (56)      74        18
Total interest-earning assets  $(3,560)  $ 3,036   $  (524)     $22,165  $   196   $22,361
Interest-bearing liabilities:
 Savings deposits              $   (46)  $   416   $   370      $  (322) $ 1,133   $   811
 Time deposits                    (672)   (1,016)   (1,688)       7,682    5,957    13,639
 Short-term borrowings             281    (1,471)   (1,190)       6,372   (1,122)    5,250
 Long-term debt                 (2,593)      892    (1,701)         618    2,923     3,541
Total interest-bearing
 liabilities                   $(3,030)  $(1,179)  $(4,209)     $14,350  $ 8,891   $23,241
---------------------------------------------------------------------------------------------
Net interest income            $  (530)  $ 4,215  $  3,685      $ 7,815  $(8,695)  $  (880)

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

Net interest income is the largest single component of the Company's earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a tax equivalent basis, was $58.04 million in 1996, an increase of $3.69 million or 6.78% from 1995.

As summarized on Table 2, the $3.69 million increase in net interest income for 1996 consisted of a $4.21 million decrease in interest expense that was only partly offset by a $0.52 million decline in interest income.

The $4.21 million decline in interest paid on interest-bearing liabilities was principally due to a $42.08 million decrease in the average level of long-term debt. Also contributing to the decrease in interest expense was a 15 basis point decline in the average cost of funds from 4.79% in 1995 to 4.64% in 1996. Table 2 summarizes the dollar effect of the volume decrease in interest-bearing liabilities, which had a $3.03 million positive effect on net interest income, supplemented by the $1.18 million positive effect of the 15 basis point drop in the average cost of funds for 1996.

The $0.52 million decrease in interest income was primarily due to the $45.68 million decline in the average level of investment securities.
Partly offsetting the negative impact of this decline was the 27 basis point increase in the average yield on interest-earning assets from 8.11% in 1995 to 8.38% in 1996.

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

The Company's allowance for possible loan losses increased to $15.43 million at December 31, 1996, from $14.58 million in 1995 and $14.33 million in 1994. Allowances for possible loan losses as a percentage of period-end total loans was 1.49% at December 31, 1996, compared to 1.29% and 1.32% at 1995 and 1994.

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118. The adoption of this accounting policy had no material effect on the consolidated financial statements of the Company. At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $10.79 million and $4.43 million, respectively. The total allowance for loan losses related to these loans was $2.13 million and $1.05 million on December 31, 1996 and 1995, respectively. See Note E of Notes to Consolidated Financial Statements.

Other Income
In 1996, other income was $8.12 million as compared to $10.33 million in 1995 and $9.16 million in 1994. The decline in 1996 was primarily attributable to the $1 million gain recognized in 1995, when the Bank sold its merchant accounts portfolio due to declining volume and reduced profit margins from such activities. Along similar lines, the Bank sold its remaining credit card portfolio in 1996, to an unrelated third party for a gain of $623,000. Contributing to the decline in other income for 1996 was the loss of commissions and fees relating to the discontinued credit card operations. Other income also includes $0.45 million of gain in each year resulting from amortization of deferred gain recognized in a manner similar to a sale-leaseback transaction of the Company's headquarters in 1989. This deferred gain, which totaled $8.57 million in 1989, will be amortized into income over a 20-year period. See Note M to the Company's Consolidated Financial Statements.

The following table sets forth information by category of other operating income for the Company for the years indicated:
For the Year                                    1996      1995      1994
                                                 (dollars in thousands)
Service charges on deposits                   $ 1,716   $ 1,716   $ 1,773
Other service charges and fees                  2,660     5,515     6,917
Net trading account gains (losses)                 (5)       61      (174)
Net realized gains on sales of
  available-for-sale-securities                 1,401         4       195
Other                                           2,343     3,032       450
Total                                         $ 8,115   $10,328   $ 9,161

Other Expenses
The following table sets forth information by category of other operating expenses of the Company for the years indicated:
For the Year                                    1996      1995      1994
                                                 (dollars in thousands)
Salaries and employee benefits                $19,640   $21,340   $18,234
Net occupancy expense                           7,678     7,295     6,887
Equipment expense                               2,957     2,929     2,332
Professional fees                               4,467     2,904     2,686
Voluntary separation benefits                   3,162         -         -
Merchant interchange fees                           -     1,616     1,739
Charge card processing                            252       640       795
Stationery and supplies                           958     1,074       922
Deposit insurance premiums                      3,282     1,472     1,918
Advertising and promotion                       1,917     1,880     1,752
Commissions                                     1,007     1,082     1 123
Other                                           6,465     7,882     5,986
Total                                         $51,785   $50,114   $44,374
Total operating expenses as a percent
  of average assets                             3.67%     3.39%     3.80%

Other operating expenses increased to $51.79 million, compared to $50.11 million in 1995 and $44.37 in 1994. The Company's operating expense ratio (total operating expense as a percentage of average assets), which is a commonly used indicator of operating efficiency, increased by 28 basis points in 1996 to 3.67%, compared to 3.39% in 1995. The primary reasons for the efficiency ratio decline were the increase in deposit insurance premiums and the payment of benefits under the Company's Voluntary Separation Program
(VSP). Both factors are discussed in greater detail in the sections following.

Total compensation expense, which comprises the largest category of other operating expenses, decreased by $1.70 million in 1996 to $19.64 million. This decrease was attributable to the implementation of the Company's VSP in 1996.

On January 31, 1996, the Company announced a major initiative to further improve operating efficiency and decrease expenses by offering a voluntary work force separation program ("VSP") to all employees. The program offered all eligible employees the opportunity of electing to terminate their employment. Under the program, the Company reserved the right to deny or delay an employee's election. The voluntary separation program was to be the first phase of a cost reduction plan. If the response to this first phase was not sufficient to achieve the Company's goals, Phase II of the cost reduction plan was to be implemented which would incorporate executive pay reductions of up to 10% and involuntary staff reductions.

Ninety seven employees participated in the VSP and voluntary separation benefits of approximately $3.16 million were expensed and paid. Since the program exceeded projected results, Phase II of the cost reduction plan was not implemented.

Deposit insurance premiums, which increased by $1.81 million to $3.28 million in 1996, included a special assessment on the Association's deposit base as of March 31, 1995. The special assessment, which totaled $2.38 million in 1996, was the result of recent legislation passed by the United States Congress to strengthen the insurance fund administered by the Savings Association Insurance Fund (SAIF).

The $5.74 million increase in other operating expenses in 1995 was due primarily to an increase of $4.23 million in other operating expenses from the Association. Other operating expenses of the Association were included for all of 1995, whereas, in 1994, the Association's expenses were incurred only from the April 4, 1994 acquisition date of the Association.

Income Taxes
Total income tax expense of the Company was $4.63 million, $5.25 million and $6.66 million in 1996, 1995 and 1994, respectively. The Company's effective income tax rate for the years 1996, 1995 and 1994 was 39.6%, 39.6% and 7.6%, respectively. Note L to the Company's Consolidated Financial Statements presents a reconciliation of the Company's effective and statutory income tax rates.

During August 1996, the President signed the Small Business Job Protection Act of 1996 ("the Job Act"), which contains certain provisions that require all savings banks and thrifts to account for bad debts for income tax reporting purposes in the same manner as banks. The effect on a large thrift such as the Association is that it must change its method of accounting for determining its allowable bad debt deduction from the reserve method to the specific charge-off method. As a result, the bad debt deduction based on a percentage of taxable income or the experience method is no longer allowed for years beginning after December 31, 1995.

During 1996, legislation was passed requiring the Association to recapture as taxable income approximately $565,000 of its bad debt reserves, an amount which represents additions to the reserve after June 30, 1988. See Note L to the Company's Financial Statements for further discussion.

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

The Consolidated Statement of Cash Flows summarizes the sources and uses of cash from operating, investing and financing activities for the three years ended December 31, 1996. The following discussion is based on the aforementioned Statement of Cash Flows included in the Company's
Consolidated Financial Statements.

Cash provided by operating activities during 1996 was $16.68 million compared to $7.38 and $28.47 million for 1995 and 1994, respectively. Cash provided by operating activities consists primarily of the Company's net income from operations.

Investing activities increased cash flow by $61.47 million during 1996, compared to reductions of $35.06 million and $211.50 million in 1995 and 1994, respectively. The primary source of cash flow from investing activities in 1996 was from the sale and maturity of investment securities.

Financing activities reduced cash flow by $101.63 million during 1996, compared to increased cash flows of $42.55 million and $180.58 million in 1995 and 1994, respectively. During 1996, reduced deposit levels accounted for much of the decline in cash flows from financing activities.

As of December 31, 1996, the Bank and Association had available unused credit lines of $142.39 million from the FHLB and committed available lines of credit of $161.5 million from other sources. At any time, the Company has outstanding commitments to extend credit. See Notes I, J and O of Notes to Consolidated Financial Statements.

Parent Company Liquidity

Primarily, the parent company depends on dividends from the Bank and ISL as its cash flow source. In 1996, the Company received $10.86 million in dividends from its subsidiaries to pay its expenses, retire short term debt and to pay shareholder dividends. The 1996 dividends from subsidiaries constituted 90.86% of their current operating earnings and such heavy capital distributions were a concern of the regulatory authorities. Future dividends from each subsidiary are subject to a regulatory authority who is authorized to prohibit the subsidiary from paying dividends which would constitute an unsafe and unsound banking practice. In addition, a subsidiary is prohibited from making a capital distribution or paying management fees to its holding company, if it would cause it to be undercapitalized.

Under the MOU agreement with the FRB, the Company is restricted from the payment of cash dividends without the prior approval of the FRB. The Company will assess quarterly its core earnings, capital position, economic conditions, growth and asset quality before submitting its intent to declare dividends to the FRB. The Company intends to keep its rating as a "well-capitalized" institution.

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

The financial instruments used and their notional amounts outstanding at year-end were as follows:

                                                    December 31,
                                              1996        1995       1994
                                                (dollars in thousands)
------------------------------------------------------------------------
Interest rate swaps
  (Pay) Receive-fixed swaps
    notional amount                        $(25,000)   $(50,000)  $ 75,000
  Average receive rate                        5.50%       5.88%      6.25%
  Average pay rate                            6.52%       6.50%      6.14%

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to the agreed notional amount. The Company pays the fixed rate and receives the floating rate under the majority of its swaps outstanding at December 31, 1996, 1995 and 1994, respectively.

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

The table on the following page sets forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1996. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first. In the case of amortizing assets (such as mortgage loans, for example) maturities are reflected in terms of the expected principal repayment streams, based upon scheduled amortization and anticipated prepayments. Prepayments are estimated using current market expectations for assets with interest rates at similar levels to the Company's. It should be noted that while the Company's investment portfolio is classified according to repricing or maturity, most of the portfolio is available for sale. This will provide the Company with the flexibility to restructure the portfolio if it wishes to in the face of a changing interest rate environment. Further note should be taken of the short term classification of most of the Company's savings deposits. In fact, although technically immediately repriceable, most of these deposits are considered to be relatively insensitive to changes in market interest rates.

                        0-90      91-180    181-365   1-5      Over 5    Non-rate
                        days      days      days      years    years     sensitive   Total
-----------------------------------(in thousands)------------------------------
Assets:
Investment securities   $ 17,216  $  9,906  $ 19,132  $111,046  $ 78,714  $ 25,116  $  261,130
Commercial loans         122,735     8,667     5,895     9,511    23,420        -      170,228
Real estate loans        130,379   101,718   155,354   304,862    90,062        -      782,375
Consumer loans            47,247     3,663     6,490    26,984        72        -       84,456
Other assets                  -         -         -         -         -     98,980      98,980
  Total assets          $317,577  $123,954  $186,871  $452,403  $192,268  $124,096  $1,397,169
Liabilities and
   stockholders' equity:
Non-interest bearing
  demand deposits       $     -   $     -   $     -   $     -   $     -   $113,043  $  113,043
Savings deposits         346,831        -         -         -         -         -      346,831
Time deposits            168,649   121,399   108,215    88,831     4,942        -      492,036
Short-term borrowings    158,631    30,050    20,000        -         -         -      208,681
Long-term debt             9,939     2,469    15,361    64,986     2,070        -       94,825
Other liabilities             -         -         -         -         -     22,342      22,342
Stockholders' equity          -         -         -         -         -    119,411     119,411
  Total liabilities and
   stockholders' equity $684,050  $153,918  $143,576  $153,817  $  7,012  $254,796  $1,397,169
----------------------------------------------------------------------------------------------
Interest rate
  sensitivity gap     $(366,473) $ (29,964) $ 43,295  $298,586  $185,256 $(130,700) $      -
Cumulative interest rate
   sensitivity gap    $(366,473) $(396,437)$(353,142) $(54,556) $130,700  $     -   $      -
==============================================================================================

Capital Resources
The Company has a strong capital base with a Tier 1 capital ratio of 12.64% at December 31, 1996. This is well above the minimum regulatory guideline of 4.00% for Tier 1 capital. Bank holding companies are also required to comply with risk-based capital guidelines as established by the Federal Reserve Board. Risk-based capital ratios are calculated with reference to risk-weighted assets which include both on and off-balance sheet exposures. A company's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator). The minimum required qualifying Total Capital ratio is 8%. As of December 31, 1996, the Company's total capital to risk-adjusted assets ratio was 13.90%.

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

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was signed into law to recapitalize the SAIF, which generally insures the deposits of savings associations. This legislation required the FDIC to impose a one-time special assessment on SAIF-assessable deposits. Based upon the Association's deposit base as of March 31, 1995, the Company's one-time special assessment totaled approximately $2.4 million in 1996. Other changes proposed in this area include adding approximately 1.3 cents per $100 of domestic deposits to the deposit insurance costs of BIF-insured banks, and 6.4 cents per $100 of SAIF-assessable deposits, in order to make The Financing Corporation's (FICO) bond payments which stem from bonds issued in 1987 to recapitalize the thrift insurance fund. This legislation could have significant effects on the company, the Bank and Association.

The Funds Act for the three year period beginning in 1997, subjects BIF-insured deposits (such as those of City Bank) to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth of the premium rate (approximately 1.3 cents) imposed on SAIF-insured deposits (approximately
6.5 cents). Deposits held by ISL are SAIF-insured deposits. In addition, service debt funding on FICO bonds for the first half of 1997 is expected to result in BIF-insured institutions paying 0.64 cents for each $100 of assessed deposits, and SAIF-insured institutions paying 3.2 cents on each $100 of deposits. City Bank will be required to continue to pay both BIF and SAIF assessments after the merger of ISL into City Bank, based on the amount of such BIF and SAIF deposits held by each institution respectively at the time or merger.

For at least the first half of 1997, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BID-insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 cents, have recently been adjusted by 4 cents to a range of 0 to 27 cents (as of October 1, 1996).

Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to BIF in order to avoid higher assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act.

Proposed Merger of Subsidiaries and Informal Agreement
On October 19, 1996, the Company announced plans to merge its two subsidiaries, City Bank and International Savings, to improve operating efficiency. The merger is expected to be completed in the first half of 1997, subject to approval by the Bank's regulators. In addition, the Company has entered into an informal agreement with the Federal Reserve Bank of San Francisco (FRB). The terms of this agreement requires the concurrence from the FRB on certain matters concerning the payment of dividends, redemption of stock and the incurrence of debt. Further details are provided in Note S2 to the Financial Statements.

Effects Of Changes Issued By The Financial Accounting Standards Board
In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) and No. 123, "Accounting for Stock-Based Compensation "(SFAS 123). These standards were effective for the Company's 1996 year end and are described further in Note A of Notes to the Company's Consolidated Financial Statements. The adoption of SFAS 121, 122 and 123 did not have a significant impact on the Company's operating results or financial position.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) and Statement of Financial Accounting Standards 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127).
Provisions of SFAS 125 are generally effective for transactions occurring after December 31, 1996. However, provisions with respect to secured borrowings and transfers of financial assets that are part of repurchase agreements, dollar rolls, securities lending, and similar transactions are effective for transactions occurring after December 31, 1997. SFAS 127 defers the effective date of certain provisions of SFAS 125 until January 1, 1998. The Company has made no assessment of the potential impact of adopting SFAS 125 and SFAS 127 at this time.

QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

Earnings for the fourth quarter of 1996 were $3.13 million ($0.88 per share), an increase of $1.87 million over the $1.27 million ($0.36 per share) during the same quarter in 1995. The increase in earnings was primarily attributable to the decease in non-interest expenses, which declined by $3.95 million when compared to the same quarter in 1995. See further discussion in Management's Discussion and Analysis of Other Expenses.

The following table summarizes the Company's quarterly results for the years 1996 and 1995:

1996                                           Quarter
                                     March     June    September   December
--------------------------------(in thousands, except per share data)------
Total Interest Income              $27,769    $27,797    $28,244    $27,437
Total Interest Expense              13,991     13,248     13,165     13,073
Net Interest Income                 13,778     14,549     15,079     14,364
Provision for Possible Loan Losses     310      1,280        360        460
Other Non-Interest Income            2,960      2,443      1,840        872
Other Non-Interest Expense          15,477     13,483     13,228      9,597
Income Before Income Taxes             951      2,229      3,331      5,179
Provision for Income Taxes             377        883      1,326      2,045
---------------------------------------------------------------------------
Net Income                         $   574    $ 1,346    $ 2,005    $ 3,134
===========================================================================
Per common share:
Net Income                       $    0.16   $   0.38   $   0.57   $   0.88
===========================================================================

1995                                           Quarter
                                     March     June    September   December
--------------------------------(in thousands, except per share data)------
Total Interest Income              $27,603    $28,156    $28,590    $27,367
Total Interest Expense              13,662     14,863     14,620     14,541
Net Interest Income                 13,941     13,293     13,970     12,826
Provision for Possible Loan Losses     120        120        420        320
Other Non-Interest Income            2,184      2,222      2,432      3,490
Other Non-Interest Expense          12,269     12,137     12,166     13,542
Income Before Income Taxes           3,736      3,258      3,816      2,454
Provision for Income Taxes           1,400      1,230      1,434      1,187
---------------------------------------------------------------------------
Net Income                          $2,336     $2,028     $2,382     $1,267
===========================================================================
Per common share:
Net Income                       $    0.66   $   0.57   $   0.67   $   0.36
===========================================================================

Report of Independent Certified Public Accountants
--------------------------------------------------







Board of Directors and Stockholders
CB Bancshares, Inc.
Honolulu, Hawaii


We have audited the accompanying consolidated balance sheets of CB Bancshares, Inc. (a Hawaii corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CB Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Honolulu, Hawaii
February 14, 1997 (EXCEPT FOR NOTE P AS TO WHICH THE DATE IS MARCH 11, 1997)

                 CB Bancshares, Inc. and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS
        (in thousands of dollars, except shares and per share data)
                                                           December 31,
                                                        1996        1995
                                                     ----------  ----------
ASSETS
Cash and due from banks (including amounts
  restricted for the Federal Reserve
    requirement of $3,187 in 1996 and
    $4,276 in 1995)                                  $   40,132   $  63,619
Interest-bearing deposits in other banks                 16,500      11,500
Investment securities (notes C, I and J)
  Held-to-maturity - market values of $102,388 in
    1996 and $9,521 in 1995                              97,831       9,244
  Available-for-sale                                    138,199     208,269
  Trading - net of unrealized holding gains
    of $5 in 1995                                            -           96
  Restricted investment securities                       25,100      23,226
Loans held for sale                                       5,629      14,350
Loans, net (notes D, E, J and O)                      1,016,123   1,106,610
Premises and equipment (note G)                          18,227      16,960
Goodwill (net of accumulated amortization of
  $2,348 in 1996 and $1,497 in 1995) (note B)            10,426      11,277
Other assets (note 4)                                    29,002      36,362
                                                      ---------   ---------
          TOTAL ASSETS                               $1,397,169  $1,501,513
                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (notes F and H)
  Non-interest bearing                               $  113,043  $  137,287
  Interest bearing                                      838,867     874,196
                                                      ---------   ---------
          Total deposits                                951,910   1,011,483
Short-term borrowings (note I)                          208,681     239,360
Other liabilities (notes L and M)                        22,342      32,793
Long-term debt (note J)                                  94,825     101,371
                                                      ---------   ---------
          Total liabilities                           1,277,758   1,385,007
Commitments and contingencies
  (notes F, P and Q)                                         -           -
Stockholders' equity (notes R5 and S)
  Preferred stock - authorized but unissued,
    25,000,000 shares, $1 par value                          -           -
  Common stock - authorized 50,000,000 shares
    of $1 par value; issued and outstanding,
    3,551,228 shares                                      3,551       3,551
  Additional paid-in capital                             65,080      65,080
  Net unrealized gain on
    available-for-sale securities, net of tax               902       1,596
  Retained earnings                                      49,878      46,279
                                                      ---------   ---------
          Total stockholders' equity                    119,411     116,506
                                                      ---------   ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $1,397,169  $1,501,513
                                                      =========   =========
The accompanying notes are an integral part of these statements.

                       CB Bancshares, Inc. and Subsidiaries

                         CONSOLIDATED STATEMENTS OF INCOME

                             Year ended December 31,
                  (in thousands of dollars, except per share data)


                                               1996      1995     1994
                                             --------  --------  -------
Interest and dividend income
  Interest and fees on loans                 $ 96,825  $ 93,958  $72,840
  Interest and dividends on investment
    securities
      Taxable interest income                  10,501    15,563   14,652
      Nontaxable interest income                  209       252      307
      Dividends                                 1,874     1,467    1,231
  Trading account interest                         -         47       81
  Other interest income                         1,838       429      239
                                              -------   -------   ------
          Total interest income               111,247   111,716   89,350
Interest expense
  Deposits (note H)                            35,142    36,460   22,010
  Short-term borrowings                        11,725    12,915    7,665
  Long-term debt                                6,610     8,311    4,770
                                              -------   -------   ------
          Total interest expense               53,477    57,686   34,445
                                              -------   -------   ------
          Net interest income                  57,770    54,030   54,905
Provision for credit losses (note E)            2,410       980    1,964
                                              -------   -------   ------
          Net interest income after
            provision for credit losses        55,360    53,050   52,941
Other income
  Service charges on deposit accounts           1,716     1,716    1,773
  Other service charges and fees                2,660     5,515    6,917
  Net trading account (losses) gains               (5)       61     (174)
  Net realized gains on sales of available-
    for-sale securities (note C)                1,401         4      195
  Other (notes M and O)                         2,343     3,032      450
                                              -------   -------   ------
          Total other income                    8,115    10,328    9,161
Other expenses
  Salaries and employee benefits (note R)      19,640    21,340   18,234
  Net occupancy expense of premises (note Q)    7,678     7,295    6,887
  Equipment expense                             2,957     2,929    2,332
  Other (note K)                               21,510    18,550   16,921
                                              -------   -------   ------
          Total other expenses                 51,785    50,114   44,374
                                              -------   -------  -------
          Income before income taxes         $ 11,690  $ 13,264  $17,728

                       CB Bancshares, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                             Year ended December 31,
                   (in thousands of dollars, except per share data)


                                               1996      1995      1994
                                             --------  --------  -------

          Income before income taxes         $ 11,690  $ 13,264  $17,728

Income tax expense (note L)                     4,631     5,251    6,657
                                              -------   -------  -------

          NET INCOME                         $  7,059  $  8,013  $11,071
                                              =======   =======   ======

Per share data
  Net income                                    $1.99     $2.26    $3.32
                                                 ====      ====     ====

































The accompanying notes are an integral part of these statements.

                             CB Bancshares, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             Three years ended December 31, 1996
                        (in thousands of dollars, except per share data)

                                                     Net
                                                 unrealized
                                                gain (loss)
                                     Additional on available-
                              Common  paid-in     for-sale    Retained
                               stock  capital    securities   earnings   Total
                              ------ ---------- ------------- -------- --------
Balance at January 1, 1994    $2,706  $39,723     $   -       $36,157 $ 78,586
Issuance of common stock to
  purchase International
  Holding Capital Corp.
  (note B)                       845   25,357         -            -    26,202
Net income for the year
  ended December 31, 1994         -        -          -        11,071   11,071
Net unrealized loss on
  available-for-sale
  securities, net of tax          -        -        (352)          -      (352)
Cash dividends - $1.30
  per share                       -       -          -        (4,342)   (4,342)
                               -----   ------      -----       ------   -------
Balance at December 31, 1994   3,551   65,080       (352)      42,886  111,165
Net income for the year
  ended December 31, 1995         -        -          -         8,013    8,013
Net unrealized gain on
  available-for-sale
  securities, net of tax          -        -       1,948           -     1,948
Cash dividends - $1.30
  per share                       -        -          -        (4,620)  (4,620)
                               -----   ------      -----       ------   -------
Balance at December 31, 1995   3,551   65,080      1,596       46,279  116,506
Net income for the year
  ended December 31, 1996         -        -          -         7,059    7,059
Net unrealized loss on
  available-for-sale
  securities, net of tax          -        -        (694)          -      (694)
Cash dividends - $0.975
  per share                       -        -          -        (3,460)  (3,460)
                               -----   ------      -----       ------   -------
Balance at December 31, 1996  $3,551  $65,080     $  902      $49,878 $119,411
                               =====   ======      =====       ======   =======










The accompanying notes are an integral part of this statement.

                             CB Bancshares, Inc. and Subsidiaries

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Year ended December 31,
                                    (in thousands of dollars)

Increase (decrease) in cash                               1996      1995      1994
                                                        ---------  --------  ---------
Cash flows from operating activities:
  Net income                                            $   7,059  $  8,013  $  11,071
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                           2,410       980      1,964
      Loss on disposition of premises and equipment           280       386         -
      Depreciation and amortization                         2,273     2,102      1,510
      Net decrease (increase) in loans held for sale        8,721   (13,806)    17,156
      Deferred income taxes                                 1,799    (1,878)     2,762
      Net decrease (increase) in trading securities            96     4,901     (2,112)
      Increase in restricted investment securities         (1,874)   (2,035)    (1,893)
      Decrease (increase) in interest receivable              804    (1,600)    (1,979)
      (Decrease) increase in interest payable              (1,405)      649      1,409
      Decrease (increase) in other assets                   6,470    (5,391)    (9,780)
      (Decrease) increase in income taxes payable          (4,008)    5,985       (943)
      (Decrease) increase in other liabilities             (5,513)    6,713      8,402
      Other                                                  (437)    2,364        900
                                                         --------   -------   --------
          Net cash provided by operating activities        16,675     7,383     28,467
Cash flows from investing activities:
  Net increase in interest-bearing deposits in
    other banks                                            (5,000)  (11,500)        -
  Net decrease in federal funds sold and securities
    purchased under agreements to resell                      -          -      25,000
  Proceeds from maturities of held-to-maturity
    investment securities                                   2,704    43,096    43,189
  Purchases of held-to-maturity investment
    securities                                             (9,962)   (4,946)  (112,019)
  Proceeds from sales of available-for-sale
    securities                                             87,049    1,511    98,304
  Proceeds from maturities of available-for-sale
    securities                                             78,009     5,695      2,320
  Purchase of available-for-sale securities               (94,733)  (18,445)   (65,615)
  Purchase of International Holding Capital Corp.,
    net of cash acquired of $4,515                             -         -     (21,720)
  Net increase in loans                                   (20,344)  (49,150)  (173,417)
  Capital expenditures                                     (3,852)   (2,382)    (7,540)
  Proceeds from sale of premises and equipment                 32       221         -
  Proceeds from sale of foreclosed assets                   2,191       843         -
  Proceeds from sale of loans                              25,373        -          -
                                                         --------   -------   --------
          Net cash provided by (used in)
            investing activities                           61,467   (35,057)  (211,498)
                                                         --------   -------   --------
          Subtotal carried forward                      $  78,142  $(27,674) $(183,031)

                              CB Bancshares, Inc. and Subsidiaries

                                     Year ended December 31,
                            (in thousands of dollars, except share data)

                                                          1996      1995      1994
                                                        ---------  --------  ---------

          Subtotal brought forward                      $  78,142  $(27,674) $(183,031)

Cash flows from financing activities:
  Net decrease in other deposits                          (30,802)   (2,883)   (70,677)
  Net (decrease) increase in time deposits                (28,771)   90,922     73,988
  Net (decrease) increase in short-term borrowings        (30,679)  (35,543)   230,647
  Proceeds from long-term debt                             45,335    27,500     10,350
  Principal payments on long-term debt                    (52,098)  (32,831)   (59,660)
  Cash dividends paid                                      (4,614)   (4,620)    (4,068)
                                                         --------   -------   --------

           Net cash (used in) provided by
            financing activities                         (101,629)   42,545    180,580
                                                         --------   -------   --------

          (DECREASE) INCREASE IN CASH                     (23,487)   14,871     (2,451)

Cash and due from banks at beginning of year               63,619    48,748     51,199
                                                         --------   -------   --------

Cash and due from banks at end of year                  $  40,132  $ 63,619  $  48,748
                                                         ========   =======   ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and other borrowings            $ 54,881  $ 57,037  $  33,036
    Income taxes                                            6,538     3,874      4,838

Supplemental schedule of non-cash investing activity:

During 1996, the Company securitized $81,329,000 mortgage loans into mortgage-backed securities classified as held-to-maturity.

During 1994, the Company issued 845,228 shares of common stock having a value of $26,202 as part of the consideration to purchase International Holding Capital Corp.






The accompanying notes are an integral part of these statements.

                     CB Bancshares, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES

CB Bancshares, Inc. and Subsidiaries (the "Company") provide banking and savings services to domestic markets and grant commercial, financial, real estate, installment and consumer loans to customers throughout the State of Hawaii. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is primarily dependent upon the economy and the real estate market in the State of Hawaii.

The Company's accounting and reporting policies are based on generally accepted accounting principles and conform to practices within the banking and savings industry. A summary of the significant accounting and reporting policies applied in the preparation of the accompanying financial statements follows:

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

                        CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

 2.  Investment Securities (continued)
     ---------------------------------

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

Institutions that are members of the Federal Home Loan Bank (FHLB) system are required to maintain a minimum investment in FHLB stock. The company accounts for its investment in FHLB as a restricted investment security carried at cost and evaluated for impairment. The stock is issued at $100 per share par value and can only be sold back at par value to the FHLB or other member institutions.

 3.  Loans Held for Sale
     -------------------

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

 4.  Loans
     -----

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

Loans are impaired when it is probable that principal or interest will not be received at scheduled maturity or collection will be unreasonably delayed. Management considers loans which become 90 days past due to be impaired. Impaired loans are measured at either the present value of expected future cash flows, discounted at the loan's effective interest rate or the fair value of the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Smaller balance homogeneous loans include credit card, residential mortgage, and consumer installment loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral, for collateral dependent loans.

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

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

 6.  Foreclosed Real Estate
     ----------------------

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at its lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes to the valuation allowance are included in operations.

 7.  Goodwill
     --------

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121). The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations.

On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment. When conditions and events are identified that lead the Company to believe impairment exists, the Company estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiary. If the sum of the estimated undiscounted future net income is less than the amortized cost, the Company recognizes an impairment loss by revising its amortization period or the amortized cost is reduced to reflect the fair value of the goodwill. Goodwill is currently being amortized on the straight-line method over 15 years.

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

 9.  Stock-Based Compensation
     ------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually based on the quoted market price of the Company's stock at the end of the period.

10.  Risk Management Instruments
     ---------------------------

Amounts receivable or payable under interest rate swap agreements are recognized as interest income or expense unless the instrument qualifies for hedge accounting. Gains and losses on other interest rate derivative financial instruments that do not qualify as hedges are recognized as other income or expense.

Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on early terminations of contracts that modify the characteristics of designated assets or

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

10.  Risk Management Instruments (continued)
     ---------------------------------------

liabilities are deferred and amortized as an adjustment to the yield of the related assets or liabilities over their remaining lives.

11.  Commitments
     -----------

Fees received in connection with loan commitments are deferred in other liabilities until the loan is advanced and are then recognized over the term of the loan as an adjustment of the yield. Fees on commitments that expire unused are recognized in fees and commission revenue at expiration. Fees received for guarantees are recognized as fee revenue over the term of the guarantees.

12.  Net Income Per Share
     --------------------

Net income per share is based on the weighted average number of shares outstanding of 3,551,228 for 1996 and 1995, and 3,335,869 for 1994.

13.  Cash and Cash Equivalents
     -------------------------

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

14.  Loan Servicing
     --------------

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards 122, "Accounting for Mortgage Servicing Rights" (SFAS
122), which amended Statement of Financial Accounting Standards No. 65, "Accounting for Certain

Mortgage Banking Activities." SFAS 122 requires that mortgage servicing rights be capitalized when acquired through the purchase or origination of mortgage loans that are subsequently sold or securitized with the servicing rights retained and when the relative fair values of the loans and the related mortgage servicing rights can be estimated. The adoption of SFAS 122 did not have a material effect on the Company's financial position or results of operations.

                      CB Bancshares, Inc. and Subsidiaries

                         December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

14.  Loan Servicing (continued)
     --------------------------

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: loan type, interest rate, date of origination and geographic location. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

15.  Fair Values of Financial Instruments
     ------------------------------------

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

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

15.  Fair Values of Financial Instruments (continued)
     ------------------------------------------------

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

                    CB Bancshares, Inc. and Subsidiaries

                      December 31, 1996, 1995, and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

15.  Fair Values of Financial Instruments (continued)
     ------------------------------------------------

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

16.  Use of Estimates
     ----------------

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

17.  Reclassifications
    ------------------

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

                      CB Bancshares, Inc. and Subsidiaries

                         December 31, 1996, 1995, and 1994



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

The following unaudited pro forma information shows the consolidated results of operations as though the above acquisition, including related purchase accounting adjustments had been made at the beginning of 1994:

                                          1994
                                        -------
                               (in thousands of dollars,
                                 except per share data)

Interest income                         $99,102
Interest expense                         38,863
Other income                             10,661
Other expenses                           59,617
                                         ------

          NET INCOME                    $11,283
                                         ======

Income per share                          $3.18
                                           ====

                      CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE C - INVESTMENT SECURITIES

In November 1995, the Financial Accounting Standards Board issued a special report which allowed institutions to reclassify investment securities under SFAS 115 without tainting the investment portfolio. During December 1995, securities with an amortized cost of $200,955,000 were transferred from Held-to-Maturity to Available-for-Sale and a net unrealized gain of $2,152,000 was recorded as a separate component of equity.

The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's available-for-sale and held-to-maturity securities held at December 31 are summarized as follows:

                                                      1996
                                  ---------------------------------------------
                                                Gross       Gross     Estimated
                                  Amortized   unrealized  unrealized    fair
                                     cost       gains       losses      value
                                  ----------  ----------  ----------  ---------
                                          (in thousands of dollars)

Held-to-Maturity Securities:
  States and political
    subdivisions                   $    102     $    2       $ -      $    104
  Mortgage-backed securities         97,729      4,759        204      102,284
                                    -------      -----        ---      -------

          TOTAL                    $ 97,831     $4,761       $204     $102,388
                                    =======      =====        ===      =======

Available-for-Sale Securities:
  U.S. Treasury and other
    U.S. Government agencies
    and corporations               $ 51,997     $  562      $  95     $ 52,464
  States and political
    subdivisions                      3,219        188         -         3,407
  Mortgage-backed securities         81,490      1,060        222       82,328
                                    -------      -----        ---       ------

          TOTAL                    $136,706     $1,810       $317     $138,199
                                    =======      =====        ===      =======

                     CB Bancshares, Inc. and Subsidiaries

                       December 31, 1996, 1995, and 1994



NOTE C - INVESTMENT SECURITIES (continued)

                                                      1995
                                  ---------------------------------------------
                                                Gross       Gross     Estimated
                                  Amortized   unrealized  unrealized    fair
                                     cost       gains       losses      value
                                  ----------  ----------  ----------  ---------
                                          (in thousands of dollars)

Held-to-Maturity Securities:
  States and political
    subdivisions                   $    102     $    6       $  -     $    108
  Mortgage-backed securities          9,142        272          1        9,413
                                    -------      -----        ---      -------

          TOTAL                    $  9,244     $  278       $  1     $  9,521
                                    =======      =====        ===      =======
Available-for-Sale Securities:
  U.S. Treasury and other
    U.S. Government agencies
    and corporations               $ 95,257     $1,274       $348     $ 96,183
  States and political
    subdivisions                      3,470        242          2        3,710
  Mortgage-backed securities        106,878      1,846        348      108,376
                                    -------      -----        ---      -------

          TOTAL                    $205,605     $3,362       $698     $208,269
                                    =======      =====        ===      =======

At December 31, 1996 and 1995, securities with an aggregate carrying value of $71,850,000 and $133,015,000, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law (notes I and J).

                      CB Bancshares, Inc. and Subsidiaries

                         December 31, 1996, 1995, and 1994



NOTE C - INVESTMENT SECURITIES (continued)

The scheduled maturities of securities classified as held-to-maturity and available-for-sale at December 31, 1996 are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Held-to-Maturity       Available-for-Sale
                                ---------------------   ----------------------
                                            Estimated               Estimated
                                Amortized     fair      Amortized     fair
                                   cost       value        cost       value
                                ---------   ---------   ---------   ---------
                                          (in thousands of dollars)

Due in one year or less          $    -     $     -     $  3,002    $  3,008
Due after one year
  through five years                 102         104      42,229      42,698
Due after five years
  through ten years                   -           -        9,441       9,589
Due after ten years                   -           -          544         576
                                  ------     -------     -------     -------

          Subtotal                   102         104      55,216      55,871

Mortgage-backed securities        97,729     102,284      81,490      82,328
                                  ------     -------     -------     -------

          TOTAL                  $97,831    $102,388    $136,706    $138,199
                                  ======     =======     =======     =======

Proceeds on sale of securities classified as available-for-sale during 1996, 1995, and 1994 were $87,049,000, $1,511,000, and $98,304,000, respectively.
Gross realized gains on sales of securities classified as available-for-sale were $1,664,000, $4,000, and $671,000 during 1996, 1995, and 1994, respectively. Gross realized losses on sales of securities classified as available-for-sale were ($263,000), $-0-, and ($476,000) during 1996, 1995, and 1994, respectively. The Company provided for income tax expenses of approximately $560,000 on net securities gains during 1996.

CB Bancshares, Inc. and Subsidiaries

                         December 31, 1996, 1995, and 1994



NOTE D - LOANS

The carrying amounts and estimated fair value of the loan portfolio at December 31, are as follows:

                                              1996                     1995
                                      ---------------------   ---------------------
                                                  Estimated                 Estimated
                                       Carrying     fair       Carrying       fair
                                        amounts     value       amounts       value
                                      ----------  ----------   ----------  --------
                                               (in thousands of dollars)

Commercial and financial              $  170,228  $  169,518  $  168,497   $166,140
Real estate
  Construction                            28,699      28,634      18,408     18,259
  Commercial                             144,466     135,407     132,624    125,604
  Residential                            609,210     625,976     718,618    726,839
Installment and consumer                  84,456      84,504      90,378     86,452
                                       ---------   ---------   ---------    -------

     Total loans                       1,037,059   1,044,039   1,128,525 $1,123,294

Less
  Unearned discount                            7          -           12          -
  Net deferred loan fees and costs         5,498          -        7,327          -
  Allowance for credit losses             15,431          -       14,576          -
                                       ---------   ---------   ---------   --------

     LOANS, NET                       $1,016,123  $1,044,039  $1,106,610 $1,123,294
                                       =========   =========    ========= =========

In the normal course of business, the Company makes loans to its executive officers and directors, and to companies and individuals affiliated with its executive officers and directors. Such loans were made at the Company's normal credit terms, including interest rate and collateralization, and did not represent more than a normal risk of collectibility.

                     CB Bancshares, Inc. and Subsidiaries

                       December 31, 1996, 1995, and 1994



NOTE D - LOANS (continued)

During 1996, loans to such parties are summarized as follows:

                                            (in thousands
                                             of dollars)

Balance at January 1, 1996                     $14,260
New loans                                        1,239
Repayments                                      (9,670)
Other changes                                     (531)
                                                ------

Balance at December 31, 1996                   $ 5,298
                                                ======

Other changes include loans outstanding at January 1, 1996 to companies and individuals not previously affiliated with officers and directors of the Company less loans to former officers and directors.

NOTE E - ALLOWANCE FOR CREDIT LOSSES

Changes in the consolidated allowance for credit losses are as follows:

                                      1996      1995      1994
                                    -------   -------   -------
                                      (in thousands of dollars)

Balance at January 1,               $14,576   $14,326   $ 9,816
Provisions charged to expense         2,410       980     1,964
Recoveries                              350       522     1,014
Loans charged-off                    (1,905)   (1,252)   (1,596)
Allowance applicable to loans
  of purchased company at
  April 4, 1994                          -         -      3,128
                                     ------    ------    ------

Balance at December 31,             $15,431   $14,576   $14,326
                                     ======    ======    ======

                      CB Bancshares, Inc. and Subsidiaries

                         December 31, 1996, 1995, and 1994



NOTE E - ALLOWANCE FOR CREDIT LOSSES (continued)

As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) as amended by Statement of Financial Accounting Standards 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" (SFAS 118). The adoption of this accounting policy had no material effect on the consolidated financial statements of the Company. At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $10,787,000 and $4,431,000, respectively. The total allowance for loan losses related to these loans was $2,129,000 and $1,054,000 on December 31, 1996 and 1995,
respectively. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was $5,574,000 and $3,554,000,
respectively. For the years ended December 31, 1996 and 1995, the Company recognized $109,000 and $1,000, respectively, of interest income on impaired loans using the cash basis of income recognition.

NOTE F - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans underlying mortgage-backed securities were $417,753,000 and $360,402,000 at December 31, 1996 and 1995, respectively.
The unpaid principal balances of mortgage loans serviced for others were $431,743,000 and $377,935,000 at December 31, 1996 and 1995, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,843,000 and $4,644,000 at December 31, 1996 and 1995, respectively.

                      CB Bancshares, Inc. and Subsidiaries

                         December 31, 1996, 1995, and 1994



NOTE G - PREMISES AND EQUIPMENT

The consolidated premises and equipment at December 31, are as follows:

                                             1996      1995
                                           -------   -------
                                             (in thousands
                                              of dollars)

Premises                                   $18,819   $17,624
Equipment                                   18,350    16,601
                                            ------    ------

          Total cost                        37,169    34,225

Less accumulated depreciation
  and amortization                          18,942    17,265
                                            ------    ------

          NET CARRYING VALUE               $18,227   $16,960
                                            ======    ======

Depreciation and amortization charged to operations for the years ended December 31, are as follows:

                                     1996     1995     1994
                                    ------   ------   ------
                                    (in thousands of dollars)

Net occupancy expenses              $  389   $  380   $  347
Equipment expenses                   1,884    1,722    1,163
                                    ------   ------    -----
          TOTAL DEPRECIATION
            AND AMORTIZATION        $2,273   $2,102   $1,510
                                     =====    =====    =====

                      CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE H - DEPOSITS

The carrying amounts and estimated fair value of deposits at December 31, consist of the following:

                                               1996                     1995
                                        -------------------   ---------------------
                                                  Estimated               Estimated
                                        Carrying    fair       Carrying      fair
                                         amounts    value       amounts      value
                                        --------  ---------   ----------  ---------
                                                (in thousands of dollars)

Non-interest bearing                   $113,043  $113,043    $  137,287  $  137,287
Interest bearing
  Savings, money market and
    NOW deposits                        346,831   346,831       353,389     353,389
  Time deposits of $100,000 or more     176,869   176,801       207,759     208,845
  Time deposits of less than $100,000   315,167   314,411       313,048     312,189
                                        --------  -------     ---------   ---------
  Total interest bearing                838,867   838,043       874,196     874,423
                                        -------   -------     ---------   ---------
       TOTAL DEPOSITS                  $951,910  $951,086    $1,011,483  $1,011,710
                                        =======   =======     =========   =========

Interest expense on deposits for the years ended December 31, are as follows:

                                         1996     1995     1994
                                       -------  -------  -------
                                       (in thousands of dollars)

Savings, money market and
  NOW deposits                         $ 8,692  $ 8,322  $ 7,511
Time deposits of $100,000 or more        9,578   12,675    6,335
Time deposits of less than $100,000     16,872   15,463    8,164
                                        ------   ------   ------

     TOTAL INTEREST EXPENSE            $35,142  $36,460  $22,010
                                        ======   ======   ======

                      CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE H - DEPOSITS (continued)

At December 31, 1996, the scheduled maturities of time deposits are as follows:

                      1997           $401,764
                      1998             61,401
                      1999             12,499
                      2000              9,831
                      2001              6,541
                                      -------
                                     $492,036
                                      =======

NOTE I - SHORT-TERM BORROWINGS

The carrying amounts of short-term borrowings at December 31, consist of the following:

                                               1996      1995
                                             --------  --------
                                                (in thousands
                                                 of dollars)
Federal funds purchased and securities
  sold under agreements to repurchase        $  9,300  $ 38,698
Advances from the Federal Home Loan Bank      198,810   194,085
Notes payable to banks                             -      4,000
Federal treasury tax and loan note                571     2,577
                                              -------   -------
     TOTAL SHORT-TERM BORROWINGS             $208,681  $239,360
                                              =======   =======

Securities sold under agreements to repurchase of $31,198,000 in 1995 are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts.

At December 31, 1995, the Company had notes payable of $4,000,000 with banks with a weighted average interest rate of 7.92%.

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE I - SHORT-TERM BORROWINGS (continued)

Information concerning the securities sold under the reverse repurchase agreements at December 31, is summarized as follows:

                                                1996      1995
                                              --------  --------
                                                  (dollars in
                                                   thousands)
Average balance during the period             $14,635   $40,195
Average interest rate during the period          5.75%     6.00%
Maximum month-end balance during the period    30,606   47,484
U.S. Treasury notes underlying the
  agreements at period end:
    Carrying value, including
      accrued interest                             -     31,510
    Estimated market value                         -     30,672

The U.S. Treasury notes sold under the reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions. The agreements at December 31, 1995 were renewed on a daily basis.

NOTE J - LONG-TERM DEBT

The carrying amounts and estimated fair values of long-term borrowings consist of the following at December 31:

                                           1996                   1995
                                   --------------------   --------------------
                                              Estimated               Estimated
                                   Carrying     fair       Carrying     fair
                                    amounts     value       amounts     value
                                   --------   ---------    --------   ---------
                                           (in thousands of dollars)
Advances from the Federal Home
  Loan Bank                        $93,067     $97,822     $ 97,448   $ 98,212
Collateralized mortgage
  obligations                        1,758       1,758        3,923      3,923
                                    ------      ------      -------    -------

     TOTAL LONG-TERM DEBT          $94,825     $99,580     $101,371   $102,135
                                    ======      ======      =======    =======

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE J - LONG-TERM DEBT (continued)

The advances from the FHLB bear interest at rates ranging from 4.65% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of $168,655,000 and $77,091,000, and loans of $580,663,000 and
$716,324,000, in 1996 and 1995, respectively, and all stock in the FHLB. FHLB advances are under credit line agreements of $444,144,000, in 1996.

The collateralized mortgage obligations, including a premium of $247,000, with a weighted average interest rate of 9.10%, are subject to redemption on or after August 20, 1999 and are collateralized by mortgage-backed securities with an approximate book value of $4,964,000.

Aggregate maturities of long-term advances from the FHLB for the five years following December 31, 1996 are as follows:

                          (in thousands
                           of dollars)

1997                         $43,000
1998                          35,000
1999                           3,000
2000                          10,000
2001                           2,000

NOTE K - OTHER EXPENSES

Other expenses for the year ended December 31, are as follows:

                                     1996     1995     1994
                                   -------  -------  -------
                                   (in thousands of dollars)

Legal and professional fees        $ 4,467  $ 2,904  $ 2,686
Voluntary separation benefits        3,162       -        -
Merchant interchange fees               -     1,616    1,739
Advertising and promotion            1,917    2,083    1,752
Commissions                          1,007    1,082    1,123
Deposit insurance premium            3,282    1,472    1,918
Other                                7,675    9,393    7,703
                                    ------   ------   ------

          TOTAL                    $21,510  $18,550  $16,921
                                    ======   ======   ======

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994


NOTE L - INCOME TAXES

The consolidated provision for income taxes for the years ended December 31, consist of the following:

                                 1996    1995     1994
                                ------  -------  ------
                               (in thousands of dollars)

Currently payable
  Federal                       $2,434  $ 5,048  $3,195
  Hawaii                           398    2,081     700
                                 -----   ------   -----

     Total currently payable     2,832    7,129   3,895

Deferred
  Federal                        1,459   (1,554)  2,242
  Hawaii                           340     (324)    520
                                 -----   ------   -----

     Total deferred              1,799   (1,878)  2,762
                                 -----   ------   -----

     TOTAL INCOME TAXES         $4,631  $ 5,251  $6,657
                                 =====   ======   =====

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE L - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, are as follows:

                                                 1996    1995
                                               -------  ------
                                                 (in thousands
                                                  of dollars)

Deferred tax assets
  Allowance for credit losses                  $ 4,570  $4,253
  Hawaii state franchise taxes                     184     516
  Gain on sale of building                       2,039   2,207
  Deferred compensation                          1,445   1,782
  Other                                          1,539     889
                                                ------   -----

     Total deferred tax assets                   9,777   9,647

Deferred tax liabilities
  FHLB stock dividends                           5,076   4,331
  Deferred loan fees                             3,407   2,480
  Purchase accounting - net premiums               747   1,323
  Net unrealized gain on available-for-sale
    securities                                     591   1,058
  Unrealized losses on loans                       382      64
  Other                                          1,141     734
                                                ------   -----

     Total deferred tax liabilities             11,344   9,990
                                                ------   -----

     NET DEFERRED TAX LIABILITIES              $ 1,567  $  343
                                                ======   =====

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE L - INCOME TAXES (continued)

The Company's effective income tax rate differed from the federal statutory rate as follows:

                                            1996   1995   1994
                                            -----  -----  -----

Federal statutory rate                      35.0%  35.0%  35.0%
Tax exempt interest                         (3.2)  (2.8)  (2.3)
Hawaii State franchise taxes, net of
  federal tax benefit                        4.6    5.6    6.0
Amortization of goodwill                     2.6    2.1    1.3
Other                                        0.6   (0.3)  (2.4)
                                            ----   ----   ----

Effective income tax rate                   39.6%  39.6%  37.6%
                                            ====   ====   ====

During August 1996, the President signed the Small Business Job Protection Act of 1996 ("the Job Act") which contains certain provisions that require all savings banks and thrifts to account for bad debts for income tax reporting purposes in the same manner as banks. The effect on a large thrift such as the Association is that it must change its tax method of accounting for determining its allowable bad debt deduction from the reserve method to the specific charge-off method. Consequently, the bad debt deduction based on a percentage of taxable income or the experience method is no longer allowed for years beginning after December 31, 1995.

During 1996, legislation was passed requiring the Association to recapture as taxable income approximately $565,000 of its bad debt reserves, which amount represents additions to the reserve after June 30, 1988. The Association has provided deferred taxes for the amount, and will be permitted to amortize the recapture of its bad debt reserve over six years. Income taxes have been provided for the temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the June 30, 1988 base year. Consequently, the Association has notCB Bancshares, Inc. and Subsidiaries provided deferred taxes on the balance of its tax bad debt reserves as of the June 30, 1988 base year. The Association may defer the recapture up to an additional two years if it meets certain residential lending requirements during tax years beginning before January 1, 1998.

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE L - INCOME TAXES (continued)

Included in the retained earnings of the Association at December 31, 1996 is an amount of approximately $10,001,000, which represents the accumulation of bad debt deductions for which no provision for federal income taxes has been made. These amounts may be restored to income if the Association or successor institution liquidates, redeems shares or pays a dividend in excess of tax basis earnings and profits. If the Association is required to restore any of these amounts to income, a tax liability will be imposed for these amounts at the then current income tax rates.

NOTE M - DEFERRED GAIN

In previous years, Citibank Properties, Inc. (a wholly-owned subsidiary of the Bank) entered into a limited partnership agreement as a limited partner. The partnership acquired the ground leases of certain real property, constructed a commercial building on the property and sold the leasehold estate and commercial building to an unrelated third party (the Purchaser). The Bank had previously entered into a 20 year office lease agreement with the partnership for the ground floor, mezzanine and first four floors of the building. The lease was assigned to the Purchaser and has not been affected by the sale of the building.

The Company recognized a deferred gain of $8,567,000 in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in gains of $447,000 recognized in 1996, 1995 and 1994.

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

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE N - RISK MANAGEMENT ACTIVITIES (continued)

To achieve its risk management objective, the Company uses a combination of derivative financial instruments, particularly interest rate swaps, options and forward contracts.

The notional principal amounts of interest-rate swaps outstanding were $25,000,000; $50,000,000; and $75,000,000 at December 31, 1996, 1995 and
1994, respectively. The estimated fair values of those interest-rate swaps were $(127,000), $(940,000), and $(1,891,000) at December 31, 1996, 1995 and
1994, respectively.

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

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the fixed rate and receives the floating rate under the majority of its swaps outstanding at December 31, 1996, 1995 and 1994, respectively.

Interest rate contracts are primarily used to convert certain deposits or to convert certain groups of customer loans to fixed or floating rates.
Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE N - RISK MANAGEMENT ACTIVITIES (continued)

The following table indicates the types of swaps used, as of December 31, their aggregate notional amounts, and their weighted-average interest rates, and includes the matched swaps. Average variable rates are based on rates implied in the yield curve at the reporting date. Those rates may change significantly, affecting future cash flows. The swap contracts have terms maturing within two years.

                                                   1996      1995      1994
                                                 --------  --------  --------
                                                    (dollars in thousands)

(Pay)receive-fixed swaps - notional amount       $(25,000) $(50,000)  $75,000
  Average receive rate                               5.50%     5.88%     6.25%
  Average pay rate                                   6.52%     6.50%     6.14%

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

Interest rate options written and purchased and forward exchange contracts are used in hedging the risks associated with commitments to sell securities in connection with mortgage banking activities. The hedging gains and losses are explicitly deferred on a net basis in the statement of financial position as either other assets or other liabilities. The deferred gains and losses are included in the carrying amounts of the securities until they are sold, which normally occurs within one year of entering into the commitment.

Interest rate options written and purchased - Interest rate options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or "writer" of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE N - RISK MANAGEMENT ACTIVITIES (continued)

unfavorable change in the price of the financial instrument underlying the option. As a purchaser of options, the Company pays a premium and may then exercise the option if the price movement of the underlying financial instrument is favorable to the Company. As of December 31, 1996, the Company had no outstanding options.

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

NOTE O - CREDIT-RELATED INSTRUMENTS

The contractual amounts of these credit-related instruments are set out in the following table by category of instrument. Because many of those instruments expire without being advanced in whole or in part, the amounts do not represent future cash flow requirements.

                               1996               1995               1994
                        ------------------ ------------------ ------------------
                                 Estimated          Estimated          Estimated
                        Notional   fair    Notional   fair    Notional   fair
                         amount    value    amount    value    amount    value
                        -------- --------- -------- --------- -------- ---------
                                       (in thousands of dollars)

Loan commitments        $155,928   $620    $157,158   $408    $146,100   $122
Credit card
  commitments                 -      -       20,784     81      16,812    114
Guarantees and
  letters of credit        9,336    107       7,863     92      12,207     90

These credit-related financial instruments have off-balance-sheet risk because only origination fees and accruals for probable losses are recognized in the statement of financial position until the CB Bancshares, Inc. and Subsidiaries

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE O - CREDIT-RELATED INSTRUMENTS (continued)

commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value.

The Company's policy is to require suitable collateral to be provided by certain customers prior to the disbursement of approved loans. For retail loans, the Company usually retains a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. Guarantees and letters of credit also are subject to strict credit assessments before being provided. Those agreements specify monetary limits to the Company's obligations. Collateral for commercial loans, guarantees, and letters of credit is usually in the form of cash, inventory, marketable securities, or other property. In 1996, the Company sold its credit card portfolio to an unrelated third party resulting in a gain of $623,000.

NOTE P - COMMITMENTS AND CONTINGENCIES

On January 30, 1996, a lawsuit was filed against the Association, its subsidiaries, one of its officers as well as the Company and other entities and individuals. The lawsuit is an action by the plaintiffs, as purchasers of the International Savings Building (ISL Building) at 1111 Bishop Street in Honolulu, Hawaii, for recission, special, general and punitive damages. The plaintiffs seek recission of sale of the ISL building to them (made in May 1988 for $7,450,000), based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee-simple landowner and the alleged unreasonableness of demands by the fee-simple owner. The plaintiffs also allege failure to disclose land appraisals concerning the property and the presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building, and intentional or negligent infliction of emotional distress in connection with the vacation of the ISL Building by the Association as a substantial tenant of the building. The Company and the Association defendants have answered plaintiffs' complaint denying any liability in connection with plaintiffs' allegations. While the Company and the Association defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of the lawsuit at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the lawsuit has been made in the Company's consolidated financial statements.

The Association, which previously leased approximately 56% of the building,

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994

NOTE P - COMMITMENTS AND CONTINGENCIES (continued)

vacated its leased portion in March 1997. On March 11, 1997, the Company was informed by the landowner that the plaintiffs, as lessee, had failed to make timely payment of the monthly rent due March 1, 1997, and real property taxes due February 20, 1997. The consent of the landowner given in 1988 to the assignment by the Association of the underlying ground lease to plaintiffs did not release the Association from ground lease obligations upon default by the assignee, and thus the Association, may also have liability to the landowner in the underlying ground lease ($65,333 per month) to the landowner in connection with any default by plaintiffs in lease payments to the landowner, even though THE Association no longer occupies such leased space. The monthly rental payments of $65,333 required by the ground lease are substantially in excess of current rental market values, which will restrict the ability of the Association to mitigate potential losses. The ground lease rent is fixed until 2002, at which time the rent will be renegotiated. The ground lease term expires in 2021.

In another matter, a director of the Company and two former executives of the Association have threatened to file a lawsuit in the First Circuit Court of the State of Hawaii against the Company, the Bank and the Association to recover damages, penalties pursuant to Hawaii Revised Statutes Chapter 394B, attorneys' fees, and costs related to the termination of their employment. The Company is negotiating a possible settlement with the group through outside legal counsel and management is unable to determine the likelihood of the outcome of this threatened lawsuit.

The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's financial position or results of operations.

NOTE Q - LEASE COMMITMENTS

The Company conducts its operations on a number of properties under leases which expire on various dates through 2010. Certain leases provide for renegotiation of rental at fixed intervals. Rent charged against operations, including equipment rental, are as follows:

                           1996    1995    1994
                          ------  ------  ------
                        (in thousands of dollars)

Rental expense            $7,236  $7,392  $6,164
Sublease income              853     789     646
                          ------  ------  ------

     TOTAL RENT           $6,383  $6,603  $5,518
                           =====   =====   =====

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE Q - LEASE COMMITMENTS (continued)

The future minimum rental commitments for all long-term non-cancelable operating leases and commitments for data processing services as of December 31, are as follows:

                              (in thousands
                               of dollars)

1997                             $ 4,426
1998                               4,133
1999                               4,353
2000                               3,958
2001                               3,035
Later years                       18,996
                                  ------

     TOTAL                       $38,901
                                  ======

Future rentals which are subject to renegotiation are computed on the latest annual rents. In addition to the minimum rent, certain real estate leases provide for payments of real estate taxes, maintenance, insurance and certain other operating expenses.

NOTE R - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM

1.  Employee Stock Ownership Plan
    -----------------------------

The Company has an Employee Stock Ownership Plan ("ESOP") for all employees of the Company who satisfy length of service requirements. The shares of the Company purchased by the ESOP were held in an ESOP suspense account. During 1994, all remaining shares held in the ESOP suspense account were allocated to the participants. Trust assets under the plan are invested primarily in the shares of stock of the Company. Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors; provided, however, contributions may not be made in amounts which cannot be allocated to any participant's account by reason of statutory limitations. No participant shall be required or permitted to make contributions to the plan or trust. No contributions were made to the plan in 1996, 1995, and 1994.

                       CB Bancshares, Inc. and Subsidiaries

                          December 31, 1996, 1995, and 1994



NOTE R - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM (continued)

2.  Profit Sharing Retirement Savings Plan
    --------------------------------------

The Company has an Employee Profit Sharing Retirement Savings Plan for all employees who satisfy length of service requirements. Eligible employees may contribute up to 10% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% of the amount contributed will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participants' compensation. In addition, the Company will contribute an amount equal to 2% of the compensation of all participants, and amounts determined by the Board of Directors at their discretion. Contributions to the plan for 1996, 1995 and 1994 were $408,000, $486,000 and $492,000, respectively.

3.  Voluntary Separation Program
    ----------------------------

During 1996, the Company offered a Voluntary Separation Program (VSP) to all employees to reduce the work force. Ninety-seven employees participated in the VSP and voluntary separation benefits of approximately $3,162,000 were expensed and paid.

4.  Deferred Compensation
    ---------------------

The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 1996, 1995 and 1994 amounted to $444,000, $1,421,000 and
$444,000, respectively. The Company is the beneficiary of life insurance policies with a cash surrender value of $18,318,000 that have been purchased as a method of partially financing benefits under this plan.

During 1996, the Company terminated the majority of the deferred compensation agreements. The employees with deferred compensation agreements who participated in the Voluntary Separation Program were credited with five years of additional service and all employees with terminated agreements received a lump-sum payment equal to the present value of the future benefit.

                      CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE R - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM
         (continued)

5.  Stock Compensation Plan
    -----------------------

On September 16, 1994, the Board of Directors adopted a Stock Compensation Plan (SCP). On January 26, 1995, the stockholders approved the SCP which authorized the granting of up to 250,000 shares of common stock to employees, including officers and other key employees, of the Company. The purpose of the SCP is to enhance the ability of the Company to attract, retain and reward key employees and to encourage a sense of proprietorship and to stimulate the interests of those employees in the financial success of the Company. The SCP is administered by the Compensation Committee (Committee) of the Board of Directors. The SCP provides for the award of incentive stock options, performance stock options, non-qualified stock options, stock grants and stock appreciation rights (SARs).

During 1995 and 1994, one-half of the option grants were performance options and the other one-half of the option grants were index options. The options have a term of ten years. The performance options are exercisable in five years from date of grant and may be exercisable sooner depending upon the financial results of the Company. The index options are exercisable in one year from date of grant. The exercise price of an index option increases from year-to-year according to increases in the cost of living.

The original exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's 1996 pro forma net income and pro forma earnings per share would have been $6,969,000 and $1.96, respectively.

During the initial phase-in period in 1996, the effects of applying SFAS 123 are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards may be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995: expected dividend yield of 3.3%; expected volatility of 13.4%; risk-free interest rate of 5.35%; and expected life of 5 years.

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE R - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM
         (continued)

5.  Stock Compensation Plan (continued)
    -----------------------------------

Transactions involving stock options are summarized as follows:

                             Stock options Weighted-average
         Description          outstanding   exercise price
         -----------         ------------- ----------------

Balance, January 1, 1994             -             -
  Granted                        51,450         $33.50
  Exercised                          -             -
  Canceled                           -             -
                                -------

Balance, December 31, 1994       51,450         $33.50
  Granted                        54,200         $29.00
  Exercised                          -             -
  Canceled                       (4,400)        $34.94
                                -------

Balance, December 31, 1995      101,250         $31.43
  Granted                            -             -
  Exercised                          -             -
  Canceled                      (12,300)        $31.75
                                -------

Balance, December 31, 1996       88,950         $32.05
                                =======

As of December 31, 1996, stock options outstanding had exercise prices between $29.00 and $36.25 and a weighted-average remaining contractual life of 8.4 years and 41,975 stock options were exercisable with a weighted-average exercise price of $33.15.

Under the SCP, the Committee may also grant a specified number of shares to an employee subject to terms and conditions prescribed by the Committee and has the authority to grant any participant SARs, the right to receive a payment, in cash or common stock, equal to the excess of the fair market value of a specified number of shares of common stock on the date such right is exercised over the fair market value on the date of grant of such right. A SAR may not be exercised prior to the first anniversary of the date of grant or more than ten years after the date of grant. No shares of stocks or SARs were granted during 1996, 1995, and 1994.

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE R - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM
         (continued)

5.  Stock Compensation Plan (continued)
    -----------------------------------

Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may in its discretion provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any or all outstanding options.

NOTE S - STOCKHOLDERS' EQUITY

1.  Regulatory Matters
    ------------------

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

The Bank and Association are subject to various regulatory capital requirements administered by federal banking agencies. These capital requirements represent quantitative measures of the Bank's and the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank's and Association's capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of December 31, 1996, the Bank and the Association met all capital requirements to which it was subject. As of December 31, 1996, the most recent notification from the regulatory agencies categorized the Company as well capitalized under the regulatory framework

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994


NOTE S - STOCKHOLDERS' EQUITY

1.  Regulatory Matters (continued)
    ------------------

for prompt corrective action. To be categorized as well or adequately capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios are also presented in the table on the following page. No amounts were deducted from the Association's capital for interest rate risk in 1996.

                                                                To be well
                                                               capitalized
                                                                  under
                                                                  prompt
                                               For capital      corrective
                                                adequacy         action
                                 Actual         purposes       provisions
                           ----------------  --------------  --------------
                            Amount    Ratio   Amount  Ratio   Amount  Ratio
                           --------  ------  -------  -----  -------  -----
                                        (in thousands of dollars)
As of December 31, 1996
  Total capital (to risk
    weighted assets)
      Consolidated         $117,810  13.90%  $67,827  8.00%    N/A
      Bank                   68,074  11.14%   46,896  8.00%  $58,620   10.00%
      Association            49,921  16.49%   24,220  8.00%   30,275   10.00%

  Tier I capital (to risk
    weighted assets)
      Consolidated          107,152  12.64%   33,914  4.00%    N/A
      Bank                   57,926   9.88%   23,448  4.00%   35,172    6.00%
      Association            46,944  15.51%    9,083  3.00%   18,165    6.00%

  Tier I capital (to
    average assets)
      Consolidated          107,152   7.17%   59,769  4.00%    N/A
      Bank                   57,926   7.76%   29,853  4.00%   37,316    5.00%
      Association            46,944   7.47%   25,149  4.00%   31,436    5.00%

  Tangible capital (to
    adjusted total assets)
      Association            46,944   7.47%    9,431  1.50%    N/A

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE S - STOCKHOLDERS' EQUITY

1.  Regulatory Matters (continued)
    ------------------

The United States Congress passed legislation to strengthen the insurance fund administered by the Savings Association Insurance Fund (SAIF) through a special assessment on the Association's deposit base as of March 31, 1995. The special assessment totaled approximately $2,383,000 during the year ended December 31, 1996.

2.  Proposed Merger of Subsidiaries and Informal Agreement
    ------------------------------------------------------

On October 18, 1996, the Company announced plans to merge its two subsidiaries, the Bank and the Association, to improve operating efficiency. The merger is expected to be completed in the first half of 1997, subject to the approval of the Bank's regulators. After the merger, the combined institutions will operate under the City Bank name.

The announcement of the merger plan follows a review and analysis of the Company's operations and strategic assessment of the future growth opportunities. As part of this process, the Company has had a series of discussions with the regulatory authorities on the management, operations and structure of the Company. As a result, the Company entered into an informal agreement with the Federal Reserve Bank of San Francisco (FRB).

Under the terms of the agreement, the Company must first obtain concurrence from the FRB on matters concerning payment of cash dividends, incurring debt, or the redemption of its stock. The agreement also addresses a number of issues that require FRB concurrence including an increase in director and executive compensation, entering into agreements to acquire or divest businesses, management and organizational structure, liquidity and capital needs, interest rate risk, audit, record keeping and compliance control systems.

                      CB Bancshares, Inc. and Subsidiaries

                         December 31, 1996, 1995, and 1994



NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC. (PARENT COMPANY)

The balance sheets of CB Bancshares, Inc. as of December 31, 1996 and 1995, and the related statements of income, and cash flows for each of the three years in the period ended December 31, 1996 are as follows:

                            BALANCE SHEETS
                 ASSETS                           1996      1995
                                                --------  --------
                                                  (in thousands
                                                   of dollars, except share
                                                    and per share)
Cash on deposit with the Bank
  and Association                               $  3,637  $  2,124
Investment in Subsidiaries
  The Bank                                        58,778    57,854
  The Association                                 57,413    57,920
  Other                                              425       443
Dividend receivable from the Bank                  1,500       700
Premises and equipment                               899        -
Other assets                                         512     2,740
                                                 -------   -------
          TOTAL ASSETS                          $123,164  $121,781
                                                 =======   =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                           $     -   $  3,000
Advances from the Bank, net                            7       238
Dividends payable                                     -      1,154
Other liabilities                                  3,746       883
                                                 -------   -------
          Total liabilities                        3,753     5,275
Stockholders' equity
  Preferred stock - authorized but unissued,
    25,000,000 shares, $1 par value                   -         -
  Common stock - authorized 50,000,000 shares
    of $1 par value; issued and outstanding,
    3,551,228 shares                               3,551     3,551
  Additional paid-in capital                      65,080    65,080
  Net unrealized gain of available-for-sale
    securities, net of tax                           902     1,596
  Retained earnings                               49,878    46,279
                                                 -------   -------
          Total stockholders' equity             119,411   116,506
                                                 -------   -------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $123,164  $121,781
                                                 =======   =======

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)

                        STATEMENTS OF INCOME
                                              1996     1995     1994
                                            -------  -------  -------
                                            (in thousands of dollars)
  Income
    Dividends from Subsidiaries
      The Bank                              $ 6,262  $12,780  $ 5,169
      The Association                         4,600    2,200       -
      Other                                      -        -     2,519
    Other                                       462      932      795
                                             ------   ------   ------
            Total income                     11,324   15,912    8,483
  Expenses
    Professional services                     2,357    1,067    1,074
    Salaries and employee benefits            4,083    3,778    1,594
    Travel                                       89       90       80
    Directors' fees                             134      126      263
    Interest                                    293      174      388
    Advertising and promotion                   148      166       84
    Net occupancy expenses                      343      406      254
    Equipment expenses                           10       53       13
    Other                                       845      786      581
                                             ------   ------   ------
            Total expenses                    8,302    6,646    4,331
                                             ------   ------   ------
            Operating profit                  3,022    9,266    4,152
  Equity in undistributed (dividends from
    subsidiaries in excess of) income
      of Subsidiaries
        The Bank                              1,010   (4,830)   4,788
        The Association                         100    1,170    3,203
        Other                                   (19)    (161)  (2,447)
                                             ------   ------   ------
                                              1,091   (3,821)   5,544
                                             ------   ------   ------
            Income before income tax benefit  4,113    5,445    9,696
  Income tax benefit                          2,946    2,568    1,375
                                             ------   ------   ------
            NET INCOME                      $ 7,059  $ 8,013  $11,071
                                             ======   ======   ======

                     CB Bancshares, Inc. and Subsidiaries

                       December 31, 1996, 1995, and 1994



NOTE T - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)

                          STATEMENTS OF CASH FLOWS
                                                   1996     1995     1994
                                                 --------  -------  --------
Increase (decrease) in cash                         (in thousands of dollars)
Cash flows from operating activities:
  Net income                                      $7,059    $8,013   $11,071
  Adjustments to reconcile net income
    to net cash provided by operations:
      Dividend from Subsidiaries in excess of
        (equity in undistributed) income
        of Subsidiaries                           (1,091)    3,821    (5,544)
      (Increase) decrease in dividend
        receivable from the Bank                    (800)      462      (280)
      Decrease (increase) in other assets          2,227       (86)    1,026
      Increase (decrease) in other liabilities     2,862    (1,037)    1,405
                                                   ------   ------   -------
          Net cash provided by operating
            activities                            10,257    11,173     7,678
Cash flows from investing activities:
  Purchase of International Holding Capital
    Corp., net of cash acquired of $163               -        -     (26,072)
  Proceeds from sale of investment securities         -        -       6,005
  Capital expenditures                              (899)      -         -
                                                   ------   ------   -------
          Net cash used in investing activities     (899)      -     (20,067)
Cash flows from financing activities:
  Net (decrease) increase in short-term
    borrowings                                    (3,000)   (5,000)    8,000
  Cash dividends                                   4,614)   (4,620)   (4,068)
  Decrease in advances from the Bank, net           (231)      -         -
                                                   ------   ------   -------
          Net cash (used in) provided by
            financing activities                  (7,845)   (9,620)    3,932
                                                   ------   ------   -------
          INCREASE (DECREASE) IN CASH               1,513    1,553    (8,457)
Cash at beginning of year                           2,124      571     9,028
                                                   ------   ------   -------
Cash at end of year                               $ 3,637  $ 2,124  $    571
                                                   ======   ======   =======

                        CB Bancshares, Inc. and Subsidiaries

                           December 31, 1996, 1995, and 1994



NOTE U - ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125) and Statement of Financial Accounting Standards 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS 127). SFAS 125 particularly affects the accounting for transfers of financial assets in which the seller has some type of continuing involvement with the transferred assets. The carrying amount of the financial assets transferred are allocated to the various components of the transaction based on their relative fair values. The components are then accounted for separately, with parties to the transaction recognizing only assets they control and liabilities incurred, and removing from the balance sheet assets if control is surrendered and liabilities if extinguished. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. SFAS 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor. Provisions of SFAS 125 are generally effective for transactions occurring after December 31, 1996. However, SFAS defers certain provisions of SFAS 125 with respect to secured borrowings and transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending, and similar transactions occurring after December 31, 1997. The Company has made no assessment of the potential impact of adopting SFAS 125 and SFAS 127 at this time.

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE V - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides summary information on the estimated fair value of financial instruments and also cross references to the location in the financial statements where more detailed information can be obtained.

                                    1996                      1995
                       --------------------------- ---------------------------
                          Carrying                   Carrying
                             or                         or
                          notional     Estimated     notional      Estimated
                           amount      fair value     amount      fair value
                        of assets or  of assets or  of assets or  of assets or
                       (liabilities) (liabilities) (liabilities) (liabilities)
                       ------------- ------------- ------------- -------------
                                     (in thousands of dollars)

Cash and due from
  banks                 $   40,132    $   40,132    $   63,619    $   63,619
Interest-bearing
  deposits in
  other banks               16,500        16,500        11,500        11,500
Investment secu-
  rities (note C)          236,030       240,587       217,513       217,790
Restricted investment
  securities                25,100        25,100        23,226        23,226
Loans receivable
  (note D)               1,016,123     1,044,039    1,106,610      1,123,294
Deposits (note H)         (951,910)     (951,086)  (1,011,483)    (1,011,710)
Long-term debt (note J)    (94,825)      (99,580)    (101,371)      (102,135)
Commitments and letters
  of credit (note C)       165,264           727      185,805            581
Derivative financial
  instruments (note N)
    In a net payable
      position             (25,000)         (127)     (50,000)          (940)

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

 (a) FINANCIAL STATEMENTS AND SCHEDULES
  The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

  Report of Independent Certified Public Accountants

  Consolidated Balance Sheets - December 31, 1996 and 1995

  Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

  Consolidated Statement of Changes in Stockholders' Equity for the three years
    December 31, 1996

  Consolidated Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994

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

(c)REPORTS OF FORM 8-K

  The company has filed no reports on form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the Requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 1997             CB BANCSHARES, INC.

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

Date:  March 27, 1997



/s/  Raymond Y. Arakawa                 /s/  Marcelino J. Avecilla
-----------------------------           -------------------------------
Raymond Y. Arakawa, Director             Marcelino J. Avecilla, Director

/s/  James H. Kamo                      /s/  Kazuo E. Yamane
-----------------------------           -------------------------------
James H. Kamo, Secretary and Director    Kazuo E. Yamane, Director

/s/  Robert R. Taira                     /s/  Lionel Y. Tokioka
------------------------------           -------------------------------
Robert R. Taira, Vice Chairman           Lionel Y. Tokioka, Director
& Director

/s/  Frederic K. T. Chun                 /s/  Tomio Fuchu
------------------------------           -------------------------------
Frederic K. T. Chun, Vice President      Tomio Fuchu, Director
& Director

/s/  Caryn S. Morita                     /s/  Norman K. Mizuguchi
------------------------------           -------------------------------
Caryn S. Morita, Senior Vice President, Norman K. Mizuguchi, Director Assistant Secretary & Director

/s/  James M. Morita                     /s/ Daniel Motohiro
-----------------------------            -------------------------------
James M. Morita, Chairman of the Board   Daniel Motohiro, Senior Vice
President, Chief Executive Officer       President, Treasurer & Chief
(Principal Executive Officer), Director  Financial Officer (Principal
                                         Financial Officer)

EXHIBIT INDEX

Exhibit                           Description                   Page Number


21                        Subsidiaries of the Registrant              93

CB BANCSHARES, INC. AND SUBSIDIARIES

The following exhibit is submitted:

  Exhibit 21 - Subsidiaries of the Registrant

  The Company or one of its wholly-owned subsidiaries beneficially owns 100% of the outstanding capital stock and voting securities of the following corporations:

                                        State of
Name                                  Incorporation

  City Bank                          1959, Hawaii

  Citibank Properties, Inc.          1964, Hawaii

  City Finance and Mortgage, Inc.    1962, Hawaii

  O.R.E., Inc.                       1984, Hawaii

  International Savings and
     Loan Association, Limited       1925, Hawaii

  ISL Services, Inc.                 1972, Hawaii

  ISL Capital Corporation            1985, California

  ISL Financial Corp.                1987, Virginia

  DRI Assurance, Inc.                1985, Hawaii

All subsidiaries are included in the consolidated financial statements of the Registrant.