Form 10-K/A
period 1996-12-31
CB BANCSHARES INC/HI
filed 1997-05-07
CIK 316312

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

Income Taxes
Total income tax expense of the Company was $4.63 million, $5.25 million and $6.66 million in 1996, 1995 and 1994, respectively. The Company's effective income tax rate for the years 1996, 1995 and 1994 was 39.6%, 39.6% and 37.6%, respectively. Note L to the Company's Consolidated Financial Statements presents a reconciliation of the Company's effective and statutory income tax rates.

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




GRANT THORNTON
Honolulu, Hawaii
February 14, 1997 (EXCEPT FOR NOTE P AS TO WHICH THE DATE IS MARCH 11, 1997)

                 CB Bancshares, Inc. and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS
        (in thousands of dollars, except shares and per share data)
                                                           December 31,
                                                        1996        1995
                                                     ----------  ----------
ASSETS
Cash and due from banks (including amounts
  restricted for the Federal Reserve
    requirement of $3,187 in 1996 and
    $4,276 in 1995)                                  $   40,132   $  63,619
Interest-bearing deposits in other banks                 16,500      11,500
Investment securities (notes C, I and J)
  Held-to-maturity - market values of $102,388 in
    1996 and $9,521 in 1995                              97,831       9,244
  Available-for-sale                                    138,199     208,269
  Trading - net of unrealized holding gains
    of $5 in 1995                                            -           96
  Restricted investment securities                       25,100      23,226
Loans held for sale                                       5,629      14,350
Loans, net (notes D, E, J and O)                      1,016,123   1,106,610
Premises and equipment (note G)                          18,227      16,960
Goodwill (net of accumulated amortization of
  $2,348 in 1996 and $1,497 in 1995) (note B)            10,426      11,277
Other assets (note R4)                                   29,002      36,362
                                                      ---------   ---------
          TOTAL ASSETS                               $1,397,169  $1,501,513
                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (notes F and H)
  Non-interest bearing                               $  113,043  $  137,287
  Interest bearing                                      838,867     874,196
                                                      ---------   ---------
          Total deposits                                951,910   1,011,483
Short-term borrowings (note I)                          208,681     239,360
Other liabilities (notes L and M)                        22,342      32,793
Long-term debt (note J)                                  94,825     101,371
                                                      ---------   ---------
          Total liabilities                           1,277,758   1,385,007
Commitments and contingencies
  (notes F, P and Q)                                         -           -
Stockholders' equity (notes R5 and S)
  Preferred stock - authorized but unissued,
    25,000,000 shares, $1 par value                          -           -
  Common stock - authorized 50,000,000 shares
    of $1 par value; issued and outstanding,
    3,551,228 shares                                      3,551       3,551
  Additional paid-in capital                             65,080      65,080
  Net unrealized gain on
    available-for-sale securities, net of tax               902       1,596
  Retained earnings                                      49,878      46,279
                                                      ---------   ---------
          Total stockholders' equity                    119,411     116,506
                                                      ---------   ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $1,397,169  $1,501,513
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

During 1996, legislation was passed requiring the Association to recapture as taxable income approximately $565,000 of its bad debt reserves, which amount represents additions to the reserve after June 30, 1988. The Association has provided deferred taxes for the amount, and will be permitted to amortize the recapture of its bad debt reserve over six years. Income taxes have been provided for the temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the June 30, 1988 base year. Consequently, the Association has not provided deferred taxes on the balance of its tax bad debt reserves as of the June 30, 1988 base year. The Association may defer the recapture up to an additional two years if it meets certain residential lending requirements during tax years beginning before January 1, 1998.

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

                                                                To be well
                                                               capitalized
                                                                  under
                                                                  prompt
                                               For capital      corrective
                                                adequacy         action
                                 Actual         purposes       provisions
                           ----------------  --------------  --------------
                            Amount    Ratio   Amount  Ratio   Amount  Ratio
                           --------  ------  -------  -----  -------  -----
                                        (dollars in thousands)
As of December 31, 1996
  Total capital (to risk
    weighted assets)
      Consolidated         $117,810  13.90%  $67,827  8.00%    N/A
      Bank                   68,074  11.14%   46,896  8.00%  $58,620   10.00%
      Association            49,921  16.49%   24,220  8.00%   30,275   10.00%

  Tier I capital (to risk
    weighted assets)
      Consolidated          107,152  12.64%   33,914  4.00%    N/A
      Bank                   57,926   9.88%   23,448  4.00%   35,172    6.00%
      Association            46,944  15.51%    9,083  3.00%   18,165    6.00%

  Tier I capital (to
    average assets)
      Consolidated          107,152   7.17%   59,769  4.00%    N/A
      Bank                   57,926   7.76%   29,853  4.00%   37,316    5.00%
      Association            46,944   7.47%   25,149  4.00%   31,436    5.00%

  Tangible capital (to
    adjusted total assets)
      Association            46,944   7.47%    9,431  1.50%    N/A

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
                                                   ======   ======   =======

                        CB Bancshares, Inc. and Subsidiaries

                           December 31, 1996, 1995, and 1994



NOTE U - ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125) and Statement of Financial Accounting Standards 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS 127). SFAS 125 particularly affects the accounting for transfers of financial assets in which the seller has some type of continuing involvement with the transferred assets. The carrying amount of the financial assets transferred are allocated to the various components of the transaction based on their relative fair values. The components are then accounted for separately, with parties to the transaction recognizing only assets they control and liabilities incurred, and removing from the balance sheet assets if control is surrendered and liabilities if extinguished. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. SFAS 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor. Provisions of SFAS 125 are generally effective for transactions occurring after December 31, 1996. However, SFAS 127 defers certain provisions of SFAS 125 with respect to secured borrowings and transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending, and similar transactions occurring after December 31, 1997. The Company has made no assessment of the potential impact of adopting SFAS 125 and SFAS 127 at this time.

                     CB Bancshares, Inc. and Subsidiaries

                        December 31, 1996, 1995, and 1994



NOTE V - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides summary information on the estimated fair value of financial instruments and also cross references to the location in the financial statements where more detailed information can be obtained.

                                    1996                      1995
                       --------------------------- ---------------------------
                          Carrying                   Carrying
                             or                         or
                          notional     Estimated     notional      Estimated
                           amount      fair value     amount      fair value
                        of assets or  of assets or  of assets or  of assets or
                       (liabilities) (liabilities) (liabilities) (liabilities)
                       ------------- ------------- ------------- -------------
                                     (in thousands of dollars)

Cash and due from
  banks                 $   40,132    $   40,132    $   63,619    $   63,619
Interest-bearing
  deposits in
  other banks               16,500        16,500        11,500        11,500
Investment secu-
  rities (note C)          236,030       240,587       217,513       217,790
Restricted investment
  securities                25,100        25,100        23,226        23,226
Loans receivable
  (note D)               1,016,123     1,044,039    1,106,610      1,123,294
Deposits (note H)         (951,910)     (951,086)  (1,011,483)    (1,011,710)
Long-term debt (note J)    (94,825)      (99,580)    (101,371)      (102,135)
Commitments and letters
  of credit (note O)       165,264           727      185,805            581
Derivative financial
  instruments (note N)
    In a net payable
      position             (25,000)         (127)     (50,000)          (940)

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

(c)REPORTS OF FORM 8-K

  The company has filed the following reports on form 8-K for the quarter ended December 31, 1996.

1.  October 18, 1996

    Announcing the planned merger of the Association into the Bank.

2.  November 27, 1996

    Announcing the termination of Ronald K. Migita as President of the Company.

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

  O.R.E., Inc.                       1984, Hawaii

  International Savings and
     Loan Association, Limited       1925, Hawaii

  ISL Services, Inc.                 1972, Hawaii

  ISL Capital Corporation            1985, California

  ISL Financial Corp.                1987, Virginia

  DRI Assurance, Inc.                1985, Hawaii

All subsidiaries are included in the consolidated financial statements of the Registrant.
		36

	40



		60

64







93