Form 10-Q
period 1997-03-31
CB BANCSHARES INC/HI
filed 1997-05-15
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997


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


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at April 30, 1997 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
------------------------------------------------------------------------------
                                        March 31,    December 31,    March 31,
                                          1997          1996           1996
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   55,960    $   56,632     $   77,806
Federal Funds Sold and securities
     purchased                                -             -              605
Investment securities:
     Held-to-maturity                      95,446        97,831          8,626
     Available for sale                   125,274       138,199        156,665
     Trading                                  -             -               82
     Restricted investment securities	   25,543		  25,100		  23,647
Loans held for sale                         9,488         5,629          2,309
Gross loans                             1,040,487     1,031,554      1,110,275
     Less allowance for loan losses       (16,094)      (15,431)       (14,528)
Net Loans                               1,024,393     1,016,123      1,095,747
Premises and equipment                     18,333        18,227         16,660
Other assets                               35,687        29,002         32,644
Goodwill                                   10,213        10,426         11,064
------------------------------------------------------------------------------
Total assets                           $1,400,337    $1,397,169     $1,425,855
==============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Non-interest bearing                 $  114,784    $  113,043     $  117,727
  Interest bearing                        831,269       838,867        855,114
------------------------------------------------------------------------------
     Total deposits                       946,053       951,910        972,841
Short-term borrowings                     219,356       208,681        197,984
Contingencies (Note B)                        446          -              -
Other liabilities                          24,211        22,342         24,238
Long-term debt                             91,102        94,825        115,975
------------------------------------------------------------------------------
     Total liabilities                  1,281,168     1,277,758      1,311,038
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          50,252        49,878         45,699
Unrealized valuation adjustment               286           902            487
Total stockholders' equity                119,169       119,411        114,817
------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,400,337    $1,397,169     $1,425,855
==============================================================================




                                 CB BANCSHARES, INC. AND SUBSIDIARIES
(unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                      Quarter ended
------------------------------------------------------------------------------
                                                      March 31,      March 31,
                                                        1997           1996
------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $22,565        $23,816
  Interest and dividends on investment securities
    Taxable                                             4,148          2,971
    Non taxable                                            51             54
    Dividends                                             444            421
  Other interest income                                   448            507
----------------------------------------------------------------------------
         Total interest income                         27,656         27,769

Interest Expense
  Deposits                                              8,510          9,038
  Short-term borrowings                                 3,072          3,116
  Long-term debt                                        1,341          1,837
----------------------------------------------------------------------------
         Total interest expense                        12,923         13,991
----------------------------------------------------------------------------
         Net interest income                           14,733         13,778
Provision for loan losses                               1,050            310
----------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,683         13,468
Other income
  Service charges and fees                              1,044          1,695
  Other                                                 1,368          1,265
----------------------------------------------------------------------------
         Total other income                             2,412          2,960
Other expenses
  Salaries and employee benefits                        4,506          8,690
  Net occupancy and equipment expense                   2,671          2,378
  Provision for loss on lease assignment (Note B)         446             -
  Other                                                 5,404          4,409
----------------------------------------------------------------------------
         Total other expenses                          13,027         15,477
----------------------------------------------------------------------------
         Income before income taxes                     3,068            951
  Provision for income taxes                            1,218            377
----------------------------------------------------------------------------
Net income                                             $1,850         $  574
============================================================================
Per common share:
         Net income                                    $ 0.52         $ 0.16
============================================================================

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                  Quarter ended March 31,
------------------------------------------------------------------------------
                                                         1997          1996
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 1,850      $    574
     Net adjustments to reconcile net income to
       cash (used in) provided by operating activities   (8,242)       (5,233)
------------------------------------------------------------------------------
     Net cash (used in) provided by operating
        activities                                       (6,392)       (4,659)

Cash flows from investing activities:
     Net increase in federal funds sold and
       securities under resale agreements                     -          (605)
     Purchase of available-for-sale securities           (7,215)      (43,697)
     Proceeds from maturities of
       available-for-sale securities                     20,140        95,512
     Proceeds from maturities of
       held-to-maturity investment securities             2,385            -
     Net decrease (increase) in loans                    (8,933)       22,952
     Capital expenditures                                  (420)         (248)
------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                               5,957        73,914

Cash flows from financing activities:
     Net (decrease) increase in deposits                 (5,857)      (38,642)
     Net increase (decrease) in short-term borrowings    10,675       (41,376)
     Decrease in long-term debt                          (3,723)       14,604
     Cash dividends paid                                 (1,332)       (1,154)
------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                                (237)      (66,568)

     DECREASE IN CASH                                      (672)        2,687
------------------------------------------------------------------------------

Cash and due from banks at beginning of period           56,632        75,119
------------------------------------------------------------------------------

Cash and due from banks at end of period                $55,960       $77,806
==============================================================================

                      CB BANCSHARES, INC. AND SUBSIDIARIES
                    Note to consolidated Financial Statements
                                March 31, 1997


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

NOTE B - CONTINGENCIES

On January 30, 1996, a lawsuit was filed against the Association, its subsidiaries, one of its officers as well as the Company and other entities and individuals. The lawsuit is an action by the plaintiffs, as purchasers of the International Savings Building at 1111 Bishop Street in Honolulu, Hawaii, for recission, special, general and punitive damages. The plaintiffs seek recission of sale of the ISL building to them (made in May 1998 for $7,450,000), based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee-simple landowner and the alleged unreasonableness of demands by the fee-simple owner. The plaintiffs also allege failure to disclose land appraisals concerning the property and the presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building and intentional or negligent infliction of emotional distress in connection with the vacation of the ISL Building by the Association as a substantial tenant of the building. The Company and the Association defendants have answered plaintiffs' complaint denying any liability in connection with plaintiffs' allegations. While the Company and the Association defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of the lawsuit at this time.

International Savings and Loan Association, Ltd. (Association) vacated its leased portion of the 1111 Bishop Street building at the end of March 1997.
The Company was them informed by the landowner in March that the lessee had failed to make timely payment of the monthly rent and real property taxes. The consent of the landowner given in 1988 to the assignment by the Association of the underlying ground lease did not release the Association from ground lease obligations upon default by the assignee, and thus the Associaiton has a liability for the ground lease even though it no longer occupies the leased space. The current monthly ground lease payments of $65,333 are fixed until July 20, 2001, at which time the monthly ground lease payments will be renegotiated to July 20, 2011. In 2011, the monthly ground lease payments will be renegotiated for a final ten year period through July 20, 2021. In no event would the negotiated lease rent for any period be less than $30,000 per month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Association intends to resume its position as master tenant under the ground lease with the Steiner Estate, the ground lease landlord. The Steiner Estate has indicated to the Association its desire to have the Association resume its position as master tenant and the Association currently expects to be able to take such action within six months. Based on the foregoing, the Company has accrued a liability of $446,000 for the ground lease and property tax for the first quarter of 1997.

In another matter, a director of the Company and two former executives of the Association have threatened to file a lawsuit in the First Circuit Court of the State of Hawaii against the Company, the Bank and the Association to recover damages, penalties pursuant to Hawaii Revised Statutes Chapter 394B, attorneys' fees, and the costs related to the termination of their employment. The Company is negotiating a possible settlement with the group through outside legal counsel and management is unable to determine the likelihood of the outcome of this threatened lawsuit.

The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's financial position or results of operations.

NET INCOME

Consolidated net income for the quarter ended March 31, 1997, totaled $1.85 million, or $0.52 per share, as compared to $0.57 million, or $0.16 per share for the same quarter last year. The increase in earnings was due primarily to the accrual of salaries and benefit expenses related to the Voluntary Separation Program (VSP) in the first quarter of 1996. These expenses amounted to $3.3 million, or $2.0 million on an after-tax basis. Excluding the $2.0 million after tax effect for the VSP, the Company's net earnings for the first quarter of 1996 would have been approximately $2.6 million. See further discussion of the VSP in the section titled, "Other Expenses".

Somewhat offsetting the increase in earnings due to 1996's VSP accrual, was a $740,000 increase in the provision for loan losses, and a $350,000 accrual for a special recognition award granted to Mr. Morita, Chairman and Chief Executive Officer under the Retirement Agreement dated March 6, 1997. See further discussion in the section titled, "Other Operating Expenses".

The Company's annualized return on average assets (ROA) for the quarter ended March 31, 1997 was 0.54%, as compared to 0.16% for the same quarter in 1996. The Company's annualized return on average stockholder's equity (ROE) was 6.30% for the quarter ended March 31, 1997, as compared to 1.98% for the same quarter last year. Excluding the aforementioned $2.0 million effect of the VSP discussed above, ROA and ROE would have been 0.71% and 8.99%, respectively, for the first quarter of 1996.

NET INTEREST INCOME
A comparison of net interest income for the three months ended March 31, 1997 and 1996 is set forth below on a taxable basis:

                                                      Quarter ended March 31,
                                                          1997        1996
                                                        (dollars in thousands)
Interest income                                          $27,758    $27,805
Interest Expense                                          12,923     13,991
                                                         -------     -------
     Net interest income                                 $14,835    $13,814
                                                         =======     =======
Net interest margin                                        4.59%       4.08%
                                                         =======     =======

Interest income for the three months ended March 31, 1997 remained relatively unchanged at $27.76 million, a slight decrease of $47,000 from the same period in 1996. Interest expense also decreased by $1.02 million to $12.92 million for the quarter ended March 31, 1997.

The weighted average yield on interest-earning assets increased to 8.59% for the three months ended March 31, 1997, as compared to 8.09% for the respective 1996 period. The weighted average cost of interest-bearing liabilities decreased to 4.61% for the quarter ended March 31, 1997, in comparison to 4.70% for the respective 1996 period. As a result of the foregoing, the Company's net interest margin increased by 51 basis points to 4.59% for the three months ended March 31, 1997.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1997 was $16.09 million, and represented 1.55% of total loans. The ratio at December 31, 1996 and March 31, 1996, was 1.49% and 1.31%, respectively. Although there was a slight improvement in the level of non-performing loans from December 31, 1996, the continued weakness in the Hawaiian real estate market and continued concerns of the State's economic health led to an increase in the provision for loan losses to $1.05 million for the quarter ended March 31, 1997 - see further discussion below.

Changes in the allowances for loan losses were as follows:

                                     Quarter ended
                                        March 31,
                                    1997        1996
                                 (dollars in thousands)
Balance at beginning of period     $15,431      $14,576

Provision charged to expense         1,050          310

Net recoveries(charge-offs)           (387)        (358)
                                   --------     --------
Balance at end of period          $ 16,094      $14,528

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                             3/31/97     12/31/96    3/31/96
                                             ---------------------------------
                                                    (dollars in thousands)
Loan accounted for on a
     non-accrual basis                     $21,660       $23,385     $15,295
Loan contractually past due
     ninety days or more as to
     interest or principal payments          2,852         2,379       4,495
                                            ----------------------------------

     Total non-performing loans             24,512        25,764      19,790

Other Real Estate Owned                      1,894         1,844         985
                                            ----------------------------------

     Total non-performing assets           $26,406       $27,608     $20,775
                                           ===================================

Non-performing assets at March 31, 1997 totaled $26.4 million, a decrease of $1.2 million from December 31, 1996, and an increase of $5.6 million from March 31, 1996. The increase from March 31, 1996 was mainly due to a $6.2 million increase in non-accruing real estate loans. These loans consist primarily of mortgages made by ISL on 1-4 family residential property. In consideration of the above, a $1.05 million provision for loan losses was made in the first quarter of 1997.

OTHER OPERATING INCOME

Other operating income totaled $2.41 million for the three month period ended March 31, 1997, which compares to $2.96 million for the comparable period in 1996. This decline was primarily attributable to the loss of commissions and fees relating to the Bank's credit card portfolio, which was sold to an unrelated third party in October 1996.

OTHER OPERATING EXPENSES

Other operating expenses totaled $13.03 million for the three months ended March 31, 1997, a decrease of $2.45 million over the same period in 1996. The decline in other operating expenses was due primarily to the accrual of $3.29 million in salary and benefit expenses related to the Voluntary Separation Program(VSP)in the first quarter of 1996. Excluding the effects of the VSP accrual in 1996, other operating expenses increased by $840 thousand from the first quarter of 1996. Contributing to this increase was a $446,000 loss recognized on the assignment of the lease on the Association's headquarters-- See Note B--Contingencies for further discussion. In addition, $350,000 in salary expense was recognized in the first quarter of 1997 for the Chairman's special recognition award, as specified under the Retirement Agreement dated March 6, 1997. This agreement is filed in its entirety in Exhibit 10.1.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

		   (10.1)  Retirement Agreement between CB Bancshares, Inc. and
			      James M. Morita, dated March 6, 1997

             (10.2) Amendment to Executive Salary Continuation Agreement between City Bank and James M. Morita, dated March 27, 1997

             (10.3) Settlement Agreement and Release of All Claims between CB Bancshares, Inc. and Ronald K. Migita, dated March
				 27, 1997


         (b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 1997

         ITEM REPORTED                                DATE FILED
        -------------------------------              --------------
        CB Bancshares Chairman James M. Morita
	   Announces Retirement Plans                   2/15/97

	   Election of Ronald K. Migita as President and Chief Executive Officer, and
        Recommendation to Reduce Quarterly Dividend  3/6/97


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



May 14, 1997                                   By /s/ Daniel Motohiro
                                               Daniel Motohiro, Treasurer
                                               and Principal Financial Officer

                         EXHIBIT 10.1
                    RETIREMENT AGREEMENT

This Retirement Agreement is entered into this 6th day of March, 1997, by and between CB Bancshares, Inc., a Hawaii corporation ("Company"), and James M. Morita, Chairman and Chief Executive Officer of CB Bancshares, Inc. and its subsidiaries, City Bank ("Bank") and International Savings and Loan Association, Limited ("ISL").

WHEREAS, Mr. James M. Morita, ("Morita") has been associated with the Bank since its formation in 1959, and has acted as Chairman of the Bank since 1961, and has been an executive officer of the Company since its formation in 1979, and has acted as Chairman and Chief Executive Officer of ISL since its acquisition by the Company in 1994, and has had a long and distinguished career of dedicated service to these institutions, and has substantial good will with institutional customers, employees, suppliers, shareholders and related constituencies, which is of considerable value to the institutions; and

WHEREAS, Morita has indicated his desire to retire as Chief Executive Officer of the Company; and

WHEREAS, Morita has resigned effective February 20, 1997 as Chief Executive Officer and Chairman of ISL, and

WHEREAS, Morita has indicated his intent to retire as Chairman and Chief Executive Officer of the Bank no later than the 1997 Annual Meeting of Shareholders of the Company; and

WHEREAS, Morita has indicated his willingness to voluntarily relinquish certain rights and benefits which he is currently entitled to, in accordance with the terms and conditions of this Agreement; and

WHEREAS, it is the desire of Morita and the Company that Morita's retirement and succession be done in an orderly fashion and in a manner designed to keep the good will of the institutions' customers and the banking enterprise; and

WHEREAS, it is in the best interest of the institutions to reach an agreement with Morita concerning the terms and conditions of his retirement, and to encourage Morita to maintain the good will of the institutions, customers' employees' suppliers' shareholders and other institutional constituencies.

NOW, THEREFORE, in consideration of the premises, the mutual promises contained herein, and further other valuable consideration, receipt of which is hereby acknowledged, the undersigned parties hereby agree as follows:

I. Agreement Subject to Regulatory Approval.
   -----------------------------------------
The Company and Morita hereby agree and acknowledge that this Agreement is subject in all respects to approval of the Federal Reserve Bank of San Francisco ("FRB") in accordance with Section 3(c) of the Memorandum of Understanding between the Company and Federal Reserve Bank of San Francisco ("Regulatory Approval"). The Company shall promptly submit this Agreement for Regulatory Approval after approval by Morita and the Company Board of Directors and execution thereof by both parties. In the event all or any portion of this Agreement is not approved by the FRB, then this Agreement in its entirety shall be null and void. Any amendment to this Agreement shall be in writing and effective solely upon approval and execution by Morita, an authorized officer of the Company after Board of Director approval, and upon Regulatory Approval of such amendment.

2. Retirement from CB Bancshares.
   ------------------------------
Morita shall retire as Chief Executive Of ricer of the Company immediately upon Regulatory Approval of this Agreement. Morita shall remain Chairman of the Board of Directors, subject to provisions of the Company's Bylaws, through the 1997 Annual Meeting, but if reelected by the Company shareholders to the Board of Directors for an additional three-year term, shall not submit his name for consideration as Chairman or Vice Chairman of the Board of Directors after the 1997 Annual Meeting of Shareholders.

3. Stock Options.
   --------------
Upon Regulatory Approval of this Agreement, as defined in Section 1 above, Morita shall cancel and relinquish his Non-Qualified Stock Option Agreement, dated October 19, 1994, granting him 5,000 Performance Options and 5,000 Index Options and his Non-Qualified Stock Option Agreement, dated March 29, 1996, granting him 5,000 Performance Options and 5,000 Index Options (collectively, the "Stock Option Agreements"). Upon Regulatory Approval of this Agreement, Morita shall have no further rights, and the Company shall have no further obligations, under the Stock Option Agreements.

4. Change of Control Agreement.
   ----------------------------
Upon Regulatory Approval of this Agreement, as defined in Section 1 above, Morita shall cancel and relinquish his Change of Control Agreement, dated March 28, 1996 ("Change of Control Agreement"). Upon Regulatory Approval of this Agreement, the Change of Control Agreement shall be null and void, and of no further effect.

5. Split-Dollar Life Insurance Policies.
   -------------------------------------
Morita hereby agrees that no further payments shall be made by the Company on the following split-dollar life insurance policies: (i) Policy No. 77-691-638, issued by Prudential Insurance Company, insuring James M. and Aiko N. Morita,
(ii) Policy No. 9304146L, issued by Sun Life of Canada, insuring James M. and Aiko N. Morita, and (iii) Policy No. 01000332D issued by Sun Life of Canada, insuring James M. and Aiko N. Morita (the "Life Insurance Policies"). The Company and Morita agree that the current cash surrender value of the Life Insurance Policies life policies is $257,728, and that upon Regulatory Approval of this Agreement such amount shall be used to convert the Life Insurance Policies into new single-premium policies ("New Insurance Policies") in accordance with Life Insurance Agreement in the form of Attachment I hereto and incorporated herein by reference. The Company agrees that advances of $389,112 made by the Company with respect to the Life Insurance Policies shall be paid to the Company upon payment of the proceeds under the New Insurance Policies and such obligation shall be secured by a collateral assignment of the New Insurance Policies as provided in the Life Insurance Agreement, Attachment I.

6. Reimbursement of Fees.
   ----------------------
The Company shall reimburse Morita his reasonable legal and accounting fees and costs relating to this Agreement and related retirement matters.

7. Indemnification.
   ----------------
The Company shall indemnify Morita in accordance with the indemnification standards currently provided by Article XVIII, Section 2 of the Company's Bylaws, a copy of which is attached hereto as Attachment II and incorporated herein by reference; provided, however, that no indemnification will be provided to Morita by the Company to the extent such indemnification is prohibited under Hawaii Business Corporation Act, or state or federal banking laws and regulations, including without limitation, 12 CFR Section 359.3. In the event Mr. Morita is involved in any legal proceeding, whether or not as a party, he shall have the right to obtain independent counsel of his own choosing and to have said counsel's fees and costs reimbursed, to the extent permissible under the indemnification standards described above.

8. Special Recognition Award.
   --------------------------
The Company hereby agrees to pay to Morita upon Regulatory Approval of this Agreement, a special recognition award of $350,000, payable in quarterly installments commencing as of the end of the first full calendar quarter following Regulatory Approval.

9. Entire Agreement.
   -----------------
This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof, and this Agreement supersedes all other agreements and undertakings, oral or written, between the parties hereto with respect to the subject matter hereof; provided however, that nothing in this Agreement shall in any manner affect Morita's Executive Salary Continuation Agreement, as amended, with the Bank.

10. Applicable Law.
    ---------------
Except to the extent that the laws of the United States may apply to the terms hereof, the substantive laws of the State of Hawaii shall govern the validity, construction, enforcement and interpretation of this Agreement.

11. Waiver of Breach.
    -----------------
Any waiver of any breach of this Agreement shall not be construed to be a continuing waiver or consent to any subsequent breach on the part either of the Company or of Morita.

12. Assignment.
    -----------
Neither party hereto may assign his or its rights or delegate his or its duties under this Agreement without the prior written consent of the other party; provided, however, this Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Company, all as though such successors and assigns of the Company there the Company.

13. Notices.
    --------
Any and all notices, demands, requests or other communications required or permitted hereunder to be served on, given to or delivered to any party to this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person or when dispatched by electronic facsimile transfer (confirmed in writing by regular mail simultaneously dispatched) or sent by certified mail, return receipt requested, to the parties at their respective addresses set forth below:

If to the Company:

CB Bancshares, ins.
Attn: Corporate Secretary
201 Merchant Street
Honolulu, Hawaii 96813

If to Morita:

James M. Morita
4219 Alae Street
Honolulu, Hawaii 96816-4901

or to such other address as may be designated by such addresses by a notice given in conformity herewith.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

CB BANCSHARES, INC.

By:  /s/James H. Kamo
     ----------------
     Its Secretary

/s/James M. Morita
------------------

STATE OF HAWAII              )
                             )    ss.
CITY AND COUNTY OF HONOLULU  )

On this 6th day of March, 1997, before me personally appeared
James M. Morita, to me known to be the person described in and who executed the foregoing instrument and acknowledged that he executed the same as his free act and deed.

                               /s/Raynette R. Fong
                               -------------------
                               Notary Public, State of Hawaii

                               My commission expires:  03-24-99


STATE OF HAWAII              )
                             )    ss.
CITY AND COUNTY OF HONOLULU  )

On this 6th day of March, 1997, before me personally appeared JAMES H. KAMO to me known, who, being by me duly sworn, did say that he is the Secretary, of CB BANCSHARES, INC., a Hawaii corporation, and that the seal affixed to the foregoing instrument is the corporate seal of said corporation and that said instrument was signed in behalf of said corporation by authority of its Board of Directors and said officer acknowledged said instrument to be the free act and deed of said corporation.

                               /s/Raynette R. Fong
                               -------------------
                               Notary Public, State of Hawaii

                               My commission expires:  03-24-99

ATTACHMENT I

                      LIFE INSURANCE AGREEMENT

THIS AGREEMENT made this 27th day of March 1997, between CB BANCSHARES INC., (hereinafter called the Employer), of 201 Merchant Street, Honolulu, Hawaii 96813, and CARYN .S.M. SAHARA, the Trustee of the JAMES M. and AIKO N MORITA IRREVOCABLE TRUST dated May 18, 1994 of 4300 Waialae Avenue, #B-102, Honolulu, Hawaii 96816 ("Trustee").

WHEREAS, JAMES M. MORITA has been employed by the Employer since the formation of Employer in 1979 and has discharged his duties in a capable manner to the benefit of the Employer; and

WHEREAS, the Employer has previously provided JAMES M. MORITA a life insurance program for the benefit and protection of his family by the establishment of a split dollar life insurance plan through three separate life insurance policies;

WHEREAS, the three life insurance policies acquired by the trustee were not "modified endowment contracts within the meaning of Section 7702A of the Internal Revenue Code of 1986, as amended; and

WHEREAS, the Employer and James M. Morita have agreed to use the cash surrender value of the such life insurance policies to convert such policies into paid-up single premium policies on the terms and conditions provided for herein; and

WHEREAS, the Trustee agrees to participate in such plan as hereinafter provided.

NOW' THEREFORE' it is agreed that:

1 Existing Policies
  -----------------
Employer and Trustee hereby acknowledge and agree that Schedule A accurately sets forth information concerning the existing life insurance policies under the split dollar life insurance plan for James M. Morita (the three life insurance policies described on Schedule A are referred to herein as the Existing Policies"). Upon execution of this Agreement Employer shall have no further obligation to make any additional premium payments on the Existing Policies.

2. Conversion of Existing Policies: Regulatory Approval
   ----------------------------------------------------
The Trustee and Employer hereby acknowledge and agree that the current cash surrender values under the Existing Policies is as set forth on Schedule A (the "Cash Surrender Value"). The Trustee hereby agrees to apply the Prudential Insurance Company of America ("Prudential") and Sun Life of Canada ("Sun Life") for a conversion of the Existing Policies into survivorship whole life (second to die) single-premium policies on the lives of James M. Morita and Aiko N. Morita in the reduced face amount (aggregate of $444,550), which policies as converted shall be owned by the Trustee (and are referred to herein as the "Converted Policies"). For purposes of this Agreement, Prudential and Sun Life are referred to herein as collectively the "Insurance Companies," and individually as the "Insurance Company." The Trustee and Employer agree that the current cash surrender value of the Existing Policies may be used to make the respective single premium payment amounts to effect the conversion of the Existing Policies into the Converted Policies as provided for herein. The effectiveness of this Agreement and the conversion of the Existing Policies into the Converted Policies shall be subject in all respects to the approval of the Retirement Agreement between Employer and James M. Morita by the Federal Reserve Bank of San Francisco ("FRB") pursuant to the terms of the Memorandum of Understanding between CB Bancshares, Inc. and FRB.

3. Collateral Assignment
   ---------------------
Employer and Trustee hereby acknowledge arid agree that the total amount of all premium advances (the "Premium Advances") applied to the Existing Policies by the Employer is $389,112, less the amount of premiums directly or indirectly paid by James M. Morita. The Trustee hereby agrees to pay Employer the Premium Advances as provided in Sections 5 and 6 below.

4. Satisfaction of Employers Interest During Employees Life
   --------------------------------------------------------
The Employer shall release its interests ire the Converted Policies, cancel the collateral assignments of said policies, and transfer physical possession of the Converted Policies to the Trustee Upon payment of the total Premium Advance indebtedness owed by the Trustee to the Employer. Such release, cancellation and transfer shall terminate all obligations of the Employer and Trustee under this Agreement.

5. Satisfaction of Employer's Interest from Death Proceeds
   -------------------------------------------------------
The Trustee further agrees that in the event of the death of the last to die of JAMES M. MORITA or AIKO N. MORITA, the Employer shall receive, as collateral assignee, directly from the Converted Policies an amount equal to the total amount of the Trustee's indebtedness to the Employer under this Agreement, existing as of the date of the death of the last to die of JAMES M. MOR1TA or AIKO N. MORITA, and that no beneficiary under said policies shall have any right to the said indebtedness repayment from the policies proceeds or avails. The Employer agrees that upon the death of the last to die of JAMES M. MORITA or AIKO N. MORITA it will satisfy the indebtedness to it out of the proceeds of said policies, and will release all other interests in such proceeds in favor of the beneficiary or beneficiaries designated in the Converted Policies.

6. Beneficiary Designation
   -----------------------
It is intended that Trustee or the Successor Trustee of said irrevocable trust agreement be the owner of the Converted Policies and the beneficiary under the Converted Policies at all times. The Employer as holder of the Converted Policies as collateral assignee, will make the policies available to the Insurance Companies in order to effectuate any change in the office of Trustee of said irrevocable trust agreement, subject to the rights of the Employer as defined In this Agreement. The Trustee or the Successor Trustee may assign the Converted Policies upon the teens of said irrevocable trust agreement subject to and subordinate to the rights of the Employer as defined in this Agreement and that any such assignment shall so provide. The Employer may assign its interest in the Converted Policies only to the Trustee upon the terms of this Agreement.

7. Agreement Binding
   -----------------
This Agreement shall be binding upon the parties hereto, their heirs, legal representatives, successors and assigns.

8. Amendment
   ---------
This Agreement shall not be modified or amended except by a written Agreement signed by the parties. This Agreement replaces and supersedes in all respects any and all prior agreements between the parties hereto with respect to the subject matter hereof.

9. State Law
   ---------
This Agreement shall be subject to and governed by the laws of the State of Hawaii.

10. Insurance Companies Not Party to Agreement
    ------------------------------------------
Notwithstanding the provisions of this Agreement, the Insurance Companies are hereby authorized to act in accordance with the terms of any policy issued by it as if this Agreement did not exist and payment or other performance of its contract obligation by [the Insurance Companies in accordance with the terms of any such policy shall completely discharge the Insurance Companies from all claims, suits and demands of all persons whatsoever.

11. Named Fiduciary and Plan Administrator
    --------------------------------------
Employer is hereby designated the "named fiduciary."

Employer shall be responsible for the management, control and administration of the split dollar insurance policy plan as established herein.

Employer may allocate to others certain aspects of the management and operational responsibilities of the plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.

12. Claims Procedure
    ----------------
    A. Filing of Benefit Claims

(1) When an Employee, beneficiary, or his or her duly authorized representative (hereinafter referred to as the "Claimant") has a claim which may be covered under the provisions of the Converted Policies, the claimant should contact the Secretary of the Employer or as the Employer otherwise designates in writing.

(2) Claim forms and claim information can be obtained from the above Employer.

(3) The claim must be in writing on an Insurance Company Claim Form as the case may be and delivered, along with a certified copy of the death certificate, to the Secretary of the Employer or such other designee of the Employer either in person or by mail, postage paid. The Secretary or such other designee of the Employer will forward the claim to the authorized representative of the Insurance Company.

B. Initial Disposition of Benefit Claims
   -------------------------------------
(1) Within ninety (90) days after a receipt of a claim through the Employer, the Insurance Company shall send to the Claimant, by mail, postage prepaid, a notice granting or denying, in whole or in part, a claim for benefits.

(2) If a claim for benefits is denied, the Insurance Company shall provide to the Claimant written notice setting forth in a manner calculated to be understood by the Claimant:

a. The specific reason or reasons for the denial;

b. Specific reference to pertinent policy provisions on which the denial is based;

c. A description of any additional material or information necessary for the Claimant to perfect the claim and an explanation of why such material or information is necessary; and

d. Appropriate information as to the steps to be taken if the Claimant wishes to submit his or her claim for review.

(3) If the claim is payable, a benefit check will be issued to the Claimant.

(4) The ninety (90) day period may be extended if special circumstances require extension of time to process the claim for benefits.

(5) Written notice of the extension shall be furnished to the Claimant prior to the termination of the initial 90-day period by the Insurance Company.

(6) The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Insurance Company to render the final decision.

(7) In no event shall such extension exceed a period of 90 days from the end of the initial 90-day period.

(8) If a notice of denial is not received within 90 days of the claim being filed the clarion shall be deemed denied and the Claimant shall be permitted to proceed to the review stage

C. Review Procedure
   ----------------
(1) Within sixty (60) days of:

a. The receipt by the Claimant of written notification denying, in whole or in part, his or her claim; or

b. A deemed denial resulting from the Insurance Company's failure to provide the Claimant with written notice of denial within 90 days of a claim being filed, the Claimant upon written application to the Insurance Company, delivered in person or by certified mail, postage prepaid, may request an opportunity to appeal a denied claim to the Insurance Company or a person designated by the Insurance Company.

(2) The Claimant may:

a. Request a review upon written application to the Insurance Company;

b. Review pertinent documents; and

c. Submit issues and comments in writing.

(3) The decision on review shall be made within sixty (60) days of the Insurance Company's receipt of a request for review.

(4) The sixty (60) day period may be extended if special circumstances require an extension of time to process the review.

(5) If an extension is required:

a. Written notice of the extension shall be furnished to the Claimant prior to the commencement of the extension, and

b. A decision shall be rendered as soon as possible but no later than 120 days after the Insurance Company received the request for review.

(6) The decision on review shall be in writing and shall include specific reasons for the decisions, written in a manner calculated to be understood by the Claimant, as well as specific references to the policy provision on which the decision is based.

(7) If the decision on review is not rendered within sixty (60) days or within 120 days if an extension is granted, then the claim shall be deemed denied on review.

D. Other Remedies
   --------------
(1) After exhaustion of the claims procedures, nothing shall prevent any person from pursuing any other legal or equitable remedy otherwise available.

IN WITNESS WHEREOF the parties hereto have duly executed this agreement as of the date first above written.

                              CB BANCSHARES, INC.

                              By /s/Robert R. Taira
                                 ------------------
                              Its Vice Chairman of the Board

                              By /s/James H. Kamo
                                 ----------------
                              Its Secretary

                              /s/Caryn S.M. Sahara
                              --------------------
                              Caryn S.M. Sahara, Trustee of the
                              James M. and Aiko N. Morita
                              Irrevocable Trust dated
                              May 18, 1994
                                                    TRUSTEE

           CONSENT OF EMPLOYEE AND SPOUSE TO BE INSURED
           --------------------------------------------

We consent to the insuring of our lives.

                Employee's Signature:  /s/James M. Morita
                                       ------------------


                Spouse's Signature:    /s/Aiko N. Morita
                                       -----------------

                              Schedule A
                              ----------



                      James M. and Aiko N. Morita

                          Irrevocable Trust





 Company   Policy No. Premiums Paid Cash Surrender   Reduced
                                        Value        Paid Up

Sun Life   9304146L   $145,878.75   $132,440.38      $224,338
Sun Life   010003320    97,327.50     88,287.24       149,578
Prudential 77 691 638  145,906.00     37,705.21        70,634
                      -----------   -----------      --------
TOTAL                 $389,112.25   $258,432.83      $444,550
                      ==========    ===========      ========

ATTACHMENT II

           ARTICLE XVIII OF CB BANCSHARES, INC. BYLAWS

              Liability of Officers and Directors
              -----------------------------------

SECTION 2. Indemnification. Every director and officer shall be indemnified by the corporation against all reasonable costs, expenses and liabilities (including counsel fees) actually and necessarily incurred by or imposed upon him in connection with or resulting from any claim, action, suit, proceeding, investigation or inquiry of whatever nature in which he may be involved as a party or otherwise by reason of his being or having been a director or officer, whether or not he continues to be such director or officer at the time of the incurring or imposition of such costs, expenses or liabilities, except in relation to matters as to which he shall be finally adjudged in such action, suit, proceeding, investigation or inquiry to be liable for willful misconduct or willful neglect toward the corporation in the performance of his duties as such director or officer. As to whether or not a director or officer was liable by reason of willful misconduct or willful neglect toward the corporation in the performance of his duties as such director or officer, in the absence of such final adjudication of the existence of such liability, the Board of Directors and each director and officer may conclusively rely upon an opinion of legal counsel selected by or in the manner designated by the Board of Directors. The foregoing right to indemnification shall be in addition to and not in limitation of all other rights to which such person may be entitled as a matter of law, and shall inure to the benefit of the legal representatives of such person.

                               EXHIBIT 10.2
                              AMENDMENT NO. 2
                                     TO
                 EXECUTIVE SALARY CONTINUATION AGREEMENT

     This Amendment (the "Amendment") to the Executive Salary Continuation Agreement, dated June 20, 1991, as amended on March 24, 1993 (the "Continuation Agreement") between City Bank, a Hawaii state banking corporation (the "Bank") and James M. Morita (the "Executive"), is entered into as of March 27, 1997.

     WHEREAS, the Bank and Executive desire to amend the Continuation Agreement as provided below.
NOW, THEREFORE, in consideration of the mutual promises set forth below, the Bank and Executive agree to amend the Continuation Agreement as follows:

     1. Bank and Executive agree that upon Executive's retirement as Chief Executive Officer of Bank as of April 15, 1997, the payments required under the Continuation Agreement shall commence even though Executive continues to serve as Chairman of the Board through the 1997 annual meeting of the shareholder of the Bank, which meeting shall be held no later than May 16, 1997. Bank and Executive also acknowledge and agree that if Executive continues to serve as a director of Bank, such position will not affect the Bank's obligations under the Continuation Agreement.

     2. Bank and Executive acknowledge and confirm that Bank will pay Executive an annual amount equal to $250,000 in accordance with the terms and conditions of the Continuation Agreement.

     3. The Bank and Executive agree that Executive's rights and the Bank's obligations with respect to the benefits described on Schedule A to the Continuation Agreement shall be modified as follows:

Bank will reimburse Executive for reasonable out-of-pocket expenses incurred by Executive in connection with the activities and expenses designated as Schedule A benefits under the Continuation Agreement, but only to the extent such expenses can reasonably be deducted by Bank as a business expense and only to the extent the aggregate amount of such reimbursable expenses does not exceed $60,000 per calendar year. This cap will apply to Executive's out-of-pocket business related expenses for clubs, travel, entertainment, insurance and automobile expenses but not benefits such as use of an office. Executive will submit expense reports to obtain reimbursement in accordance with and subject to the Bank's policies for approval and reimbursement of employees' and directors' for business expenses. In accordance with the above requirements, Executive shall be entitled to the following Schedule A benefits:

(a) Medical: Bank will reimburse Executive for reasonable health insurance costs. Uninsured medical costs or medical-related travel costs will be reimbursed only to the extent such expenses constitute a deductible business expense for the Bank.

(b) Club Memberships: The Bark will pay Executive's dues for membership at the Waialae Country Club and the Plaza Club and will reimburse Executive for any Bank business-related charges incurred at such clubs. The Bank will not pay Executive's membership expenses at the Honolulu Country Club or the Pacific Club.

(c)  Attendance at Banking Conferences: The Bank will reimburse

     Executive for reasonable out-of-pocket expenses related to his attendance at ABA and WIB conferences, which attendance is approved in advance by Bank management.

(d) Travel to Japan: The Bank will reimburse Executive for reasonable out-of-pocket expenses related to travel to Japan for business purposes of the Bank. Any such travel must be approved in advance by Bank management.

(e) Automobile Expense: The Bank will continue to pay Executive's automobile expense and parking, and all such amounts will be included in calculating the annual $60,000 cap on reimbursement. If Executive desires to purchase or lease a new automobile, such request shall be submitted to the Bank's Board of Directors for approval at its discretion.

(f) Office Expense: The Bank will provide Executive an office and reasonable secretarial assistance as needed for up to ten years from the date of Executive's retirement.

The Schedule A benefits are personal to Executive, and the Bank's obligations with respect thereto will terminate upon Executive's death.

4. To the extent the provisions of this Amendment are inconsistent with or contrary to provisions of the Continuation Agreement and Schedule A thereto, this Amendment shall have priority and govern. In all other respects the Continuation Agreement is hereby ratified and affirmed.


IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

CITY BANK

                                   /s/ James H. Kamo, Secretary

                                   /s/ James M. Morita

                              EXHIBIT 10.3
                  SETTLEMENT AGREEMENT AND RELEASE OF ALL CLAIMS

     THIS SETTLEMENT AGREEMENT AND RELEASE OF ALL CLAIMS ("Agreement") is made and entered into this 27th day of March, 1997, by and on behalf of RONALD K. MIGITA (hereafter referred to as "Migita") and CB BANCSHARES, INC., and its respective owners and subsidiaries, and the officers, directors, employees, agents, and representatives of CB Bancshares, Inc. and its subsidiaries (hereafter referred to as "the Company").

     DEFINITIONS

     For purposes of this Agreement, the following definitions shall apply:

     1. "Releasee" shall mean and include a) the Company and its owners, officers, directors, employees, agents, representatives, successors, and management; and b) all subsidiaries, parent companies, and affiliated entities of the Company, as well as all owners, officers, directors, employees, agents, representatives, and successors of any subsidiary, parent company, or affiliated entity, including but not limited to City Bank.

     2. "Releasor" shall mean and refer to Migita, his agents, advisors, personal representatives, executors, administrators, successors/ survivors, heirs and assigns.

     3. "Parties" shall mean and refer to Releasor and Releasee as defined above.

     4. The "Agreement" shall mean and refer to this Settlement Agreement and Release of All Claims.

                                  RECITALS

     1. On December 31, 1996, Migita asserted various claims ("Claims") against Releasee arising from his termination of employment by Releasee; and

     2. Releasee has denied any liability or responsibility for the Claims;
and

     3. Releasor and Releasee, in order to avoid the expense, delay, and loss of time resulting from potential litigation on the Claims, have agreed to settle and compromise fully and finally the differences between them. Releasee upon appropriate regulatory approval of certain conditions and this Agreement agrees to undertake certain actions and obligations to Releasor in exchange for a full release of claims from Releasor, as set forth in this Agreement.

     NOW, THEREFORE, in consideration of the premises and mutual promises herein contained, it is agreed as follows:

     FIRST:  REGULATORY APPROVAL

     It is understood and agreed by the parties that this Agreement is conditioned upon the Company obtaining the applicable and appropriate regulatory approval of Mr. James Morita's retirement from the Company

(including but not limited to his resignation and retirement from his capacity as both Chairman of the Board and Chief Executive Officer), and approval of the terms and conditions of this Agreement, specifically including approval of the Federal Reserve Bank of San Francisco ("FRB") in accordance with Section 3(c) of the Memorandum of Understanding between CB Bancshares, Inc.
and the FRB. The Parties agree to use their best efforts in obtaining the appropriate regulatory approval. It is further understood and agreed by the parties that this Agreement is conditioned upon submission by Mr. James Morita of his resignation and retirement from the Company, (including but not limited to his resignation and retirement from his capacity as both Chairman of the Board and Chief Executive Officer) on or before May 16,
1997 and upon the Company thereafter obtaining the applicable and appropriate regulatory approval of Mr. James Morita's resignation and retirement from the Company and of the terms and conditions of this Agreement, specifically including approval of the FRB in accordance with
Section 3(c) of the Memorandum of Understanding between CB Bancshares, Inc. and the FRB not later than May 30, 1997. The Company agrees that it will submit all necessary documentation to the regulatory authorities to obtain the applicable and appropriate regulatory approval within two (2) business days after Mr. Morita submits the resignation and retirement required above.

     In the event that Mr. Morita does not submit his resignation and retirement from the Company, (including but not limited to his resignation and retirement from his capacity as both Chairman of the Board and Chief Executive Officer) on or before May 16, 1997, the Company does not submit such resignation and retirement for regulatory approval within two (2) business days after its submission to the Company, or the Company does not obtain the applicable and appropriate regulatory approval of Mr. Morita's resignation and retirement from the Company on or before May 30, 1997, then Releasor, may at his option and in his sole discretion, declare this Agreement and all releases herein to be null and void, and will thereafter be restored to all legal and equitable rights to the same extent as if he had never executed this Agreement. Releasor may, at his option and in his sole discretion, agree to extend the deadlines in this Recital for good cause shown by the Company but is under no obligation to do so and may insist upon the performance and deadlines required by this Recital.

     SECOND:  OBLIGATIONS OF RELEASEE

     1. Upon the applicable and appropriate regulatory approval described above, Releasee agrees to the following:

        a. Releasee's management agreed to and so designated Migita for the Company's Board of Directors as part of management's slate of Class II nominees for the 1997 annual meeting.

        b. Releasee agrees to appoint Migita as President and Chief Executive Officer of the Company.

        c. Releasee shall reaffirm Migita's original Employment Contract dated May 31, 1995, for the remaining term of the original Employment Contract, i.e., June 4, 2000, and, if needed, modify said Employment Contract to reflect the terms of this Agreement.

        d. Releasee agrees that Migita shall keep all compensation payments made to him since his termination on November 15, 1996.

        e. Releasee agrees that all employment benefits as provided for in Migita's original Employment Contract, including but not limited to, bonus rights, noncash compensation and other employee benefits as identified in Exhibit A, attached hereto, shall be restored and Migita shall be made whole retroactive to November 15, 1996. Migita shall work with Human Resources to resolve any issue related to the restoration of the employment benefits.

        f . Releasee agrees that Ms. Hope Chang shall continue her employment as Migita's secretary, subject to the employment policies of the Company.

        g. Releasee agrees to reimburse Migita for reasonable legal expenses and costs incurred as of the date of this Agreement, not to exceed $8,000.00.

        h. Releasee's management shall recommend and support Migita's appointment as Chief Executive Officer of City Bank.

     2. Releasee's agreement to perform the above stated obligations, conditioned upon the stated appropriate regulatory approval, is made in full, final and complete settlement of any and all of Releasor's claims against Releasee, whether known or unknown, including, but not limited to, any actual damages, compensatory damages, special damages, punitive damages and liquidated damages which Releasor may have incurred. This Agreement is intended to be a complete compromise of all claims, causes of action, and disputed issues of law or fact, and the Parties fully assume the risk that the facts or law may be other than as they believe.

     THIRD:  RELEASE AND COVENANT NOT TO SUE

     In consideration of the promises contained herein, subject to the conditions stated in the First Recital above, and upon appropriate regulatory approval as described herein, Releasor, on behalf of himself and his personal representatives, executors, administrators, successors, heirs, and assigns, forever releases Releasee, as well as any persons or entities acting by, through, under, or in concert with it, from any and all causes of action, suits, debts, charges, claims, liabilities, obligations, promises, agreements, damages, and expenses of any nature whatsoever, in law or in equity, which Releasor, or his heirs, assigns, executors and administrators hereafter may have now or heretofore have had, whether known or unknown, or discovered or undiscovered relating to his termination of employment by Releasee.

     Releasor does not release Releasee from any cause of action or claim that he may have against Releasee based upon acts or omissions which occur after the execution of this Agreement.

     Releasor's release of claims and covenant not to sue shall include, but not be limited to, wrongful termination; breach of contract; or any other claim or cause of action under state or federal law.

     FOURTH:  NO ADMISSION OF WRONGDOING

     This Agreement is not and shall not in any way be construed as an admission by Releasee of any liability to, or any wrongdoing or unlawful act whatsoever against Releasor, that Releasee violated any federal, state or local law, rule or regulation, or that Releasee's employment actions were unwarranted, unjustified, discriminatory, tortious, or otherwise unlawful. Releasee specifically disclaim any liability to or discrimination against Releasor or any other person. Instead it is understood and agreed by the parties that this Agreement constitutes the good faith settlement of contested and disputed claims.

     FIFTH:  DISCLOSURE OF SETTLEMENT

     The Parties covenant and agree that the terms of this Agreement may be disclosed by the Company as may be required by the Securities and Exchange Commission ("SEC") laws and regulations, including disclosure in the Company's proxy statement to shareholders. The Company agrees to provide Migita prior review and approval of any press release it may issue concerning the settlement of claims described hereunder.

     SIXTH:  AUTHORITY TO EXECUTIVE AGREEMENT

     The Parties signing this Agreement each warrant that he or it has the authority to sign on behalf of himself or the entity represented, and that this Agreement has been authorized and constitutes a legally binding and enforceable obligation of each Party.

     SEVENTH:  NO ASSIGNMENT OF CLAIMS

     Releasor warrants and represents that he has not assigned any of his claims or causes of action against Releasee to any other individual or entity, and that he is authorized to enter into this release with respect to all of his claims against Releasee. Releasor further covenants and agrees that if he is found to have assigned any legal claim(s) against Releasee to a person or entity which is not a party to this Agreement, he shall indemnify Releasee for any expenses, including attorneys' fees, which Releasee incurs in defending against said claim(s).

     EIGHTH:  CONSULTATION WITH ATTORNEY

     The Parties agree that they have had the opportunity to consult with legal counsel prior to executing this Agreement. The Parties have carefully read and fully understand all of the provisions and effects of this Agreement. Releasor agrees that he has voluntarily entered into this Agreement and that neither Releasee nor any of its agents, representatives, or attorneys, have made any representations concerning the terms or effects of this Agreement other than those contained herein.

     NINTH:  INTERPRETATION UNDER HAWAII LAW

     This Agreement is made and entered into in the State of Hawaii, and shall in all respects be interpreted, enforced and governed under the laws of said State.

     TENTH:  NO INTERPRETATION AGAINST DRAFTER

     It is the intent of the Parties that this Agreement be construed according to the rules of construction generally applicable to contracts negotiated at arm's length by parties who are each represented by legal counsel. The language of all parts of this Agreement shall in all cases be construed as a whole, according to the fair meaning of such language, and shall not be construed strictly for or against any of the parties.

     ELEVENTH:  SEVERABILITY OF UNLAWFUL PROVISION

     Should any provision of this Agreement be declared or be determined by any court to be illegal, void, or invalid, such illegal, void, or invalid provision shall be considered severed, and the validity of the remaining parts, terms or provisions of this Agreement shall not be affected thereby, and the remainder of the Agreement is to be construed so as to effectuate the intent of the Parties.

     TWELFTH: NO REPRESENTATIONS OTHER THAN THOSE HEREIN

     The Parties acknowledge that no promise, agreement, fact, or opinion which is not expressed herein has been made by or to them to induce this Agreement, and that this settlement and release is made with full knowledge of the facts and circumstances of the subject matter of this Agreement.

     THIRTEENTH: EXECUTION IN COUNTERPARTS

     This Agreement may be executed in multiple counterparts, and each of them when executed, regardless of the date of its execution and delivery, shall be deemed to be an original, and the counterparts taken together shall constitute one and the same instrument.

     FOURTEEN H: NO WAIVER

     Waiver of any breach of this Agreement by the Parties shall not be deemed a waiver by the Parties of any subsequent breach of this Agreement.

     FIFTEENTH: AMENDMENT OR MODIFICATION IN WRITING

     This Agreement may not be altered, amended, modified, or otherwise changed except by a written instrument which specifies the date on which such amendment or modification shall be effective, and which is executed by the Party or Parties against whom enforcement of any alteration, amendment, modification, or change is sought.

     SIXTEENTH: ARBITRATION OF DISPUTES

     The Parties agree that all disputes or claims arising under this Agreement shall be settled by arbitration in Honolulu, Hawaii, in accordance with the rules of the American Arbitration Association for settlement of commercial disputes.

     SEVENTEENTH: ENTIRE AGREEMENT

     This Agreement sets forth the entire agreement between the Parties hereto, and fully supersedes any and all prior agreements or understandings between them. This Agreement is binding upon the Parties, and is enforceable by the Parties hereto, as well as their attorneys, successors, assigns, affiliated entities, and administrators, representatives, and estates.

PLEASE READ THIS DOCUMENT CAREFULLY. THIS SETTLEMENT AGREEMENT AND RELEASE OF ALL CLAIMS INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS .

     IN WITNESS WHEREOF, and intending to be legally bound hereby, Releasor has executed the foregoing Settlement Agreement and Release of Claims consisting of ten (10) pages, including the signature pages on the day and year set forth above.

March 27, 1997                            /s/ RONALD K. MIGITA
DATE


March 27, 1997                            /s/JAMES M. MORITA
DATE                                      CB BANCSHARES, INC.
                                          BY:  JAMES M. MORITA
                                          Its Chairman of the Board and
                                            Chief Executive Officer



APPROVED AS TO FORM:

/s/RONALD H.W. LUM
   DAVID J. DEZZANI
   Attorneys for Ronald K. Migita

/s/WESLEY M. FUJIMOTO
   Attorney for CB Bancshares, Inc.