Form 10-Q
period 1997-06-30
CB BANCSHARES INC/HI
filed 1997-08-14
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997


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


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at July 31, 1997 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
------------------------------------------------------------------------------
                                        June 30,    December 31,    June 30,
                                          1997          1996           1996
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   42,490    $   56,632     $   68,300
Federal Funds Sold and securities
     purchased                              4,405           -            7,005
     Held-to-maturity                      93,156        97,831          8,060
     Available for sale                   122,337       138,199        118,060
     Trading                                  -             -               78
     Restricted investment securities      26,259        25,100         26,041
Loans held for sale                        16,684         5,629          5,141
Gross loans                             1,052,868     1,031,554      1,106,949
     Less allowance for loan losses       (16,967)      (15,431)       (15,498)
Net Loans                               1,035,901     1,016,123      1,091,451
Premises and equipment                     19,471        18,227         16,009
Other assets                               40,727        29,002         47,923
Goodwill                                   10,001        10,426         10,852
------------------------------------------------------------------------------
Total assets                           $1,411,431    $1,397,169     $1,398,920
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                 $  105,408    $  113,043     $  119,139
  Interest bearing                        850,431       838,867        833,250
------------------------------------------------------------------------------
     Total deposits                       955,839       951,910        952,389
Short-term borrowings                     181,227       208,681        211,589
Other liabilities                          21,111        22,342         25,306
Long-term debt                            131,653        94,825         95,481
------------------------------------------------------------------------------
     Total liabilities                  1,289,830     1,277,758      1,284,765
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          52,131        49,878         45,891
Unrealized valuation adjustment               839           902           (367)
Total stockholders' equity                121,601       119,411        114,155
------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,411,431    $1,397,169     $1,398,920
==============================================================================

                                        2

CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                      Quarter ended                Six months ended
------------------------------------------------------------------------------------------------------------
                                                      June 30,       June 30,       June 30,        June 30,
                                                        1997          1996            1997            1996
------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $23,273        $24,515        $45,838         $48,331
  Interest and dividends on investment securities
    Taxable                                             4,023          2,373          8,171           5,344
    Non-taxable                                            52             31            103              85
    Dividends                                             467            450            911             871
  Other interest income                                   254            428            702             935
-------------------------------------------------------------------------------------------------------------
         Total interest income                         28,069         27,797         55,725          55,566

Interest Expense
  Deposits                                              8,729          8,602         17,239          17,640
  Short-term borrowings                                 3,470          2,961          6,542           6,077
  Long-term debt                                        1,231          1,685          2,572           3,522
-------------------------------------------------------------------------------------------------------------
         Total interest expense                        13,430         13,248         26,353          27,239
-------------------------------------------------------------------------------------------------------------
         Net interest income                           14,639         14,549         29,372           28,327
Provision for loan losses                               1,500          1,280          2,550            1,590
-------------------------------------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,139         13,269         26,822          26,737
Other income
  Service charges and fees                              1,047          1,052          2,091           2,747
  Other                                                 1,521          1,391          2,889           2,656
-------------------------------------------------------------------------------------------------------------
         Total other income                             2,568          2,443          4,980           5,403

Other expenses
  Salaries and employee benefits                        4,327          5,297          8,833          13,987
  Net occupancy and equipment expense                   2,860          2,234          5,531           4,612
  Other                                                 5,105          5,952         10,955          10,361
-------------------------------------------------------------------------------------------------------------
         Total other expenses                          12,292         13,483         25,319          28,960
-------------------------------------------------------------------------------------------------------------
         Income before income taxes                     3,415          2,229          6,483           3,180
  Provision for income taxes                            1,465            883          2,683           1,260
-------------------------------------------------------------------------------------------------------------
Net income                                            $ 1,950        $ 1,346        $ 3,800         $ 1,920
=============================================================================================================
Per common share:
         Net income                                   $  0.55        $  0.38        $  1.07         $  0.54
=============================================================================================================

                                        3

CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)                                       Six Months ended June 30,
------------------------------------------------------------------------------
                                                         1997          1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 3,800      $  1,920
     Net adjustments to reconcile net income to
       cash used in operating activities                (22,286)      (18,533)
------------------------------------------------------------------------------
     Net cash used in operating activities              (18,486)      (16,613)

Cash flows from investing activities:
     Net decrease in federal funds sold and
       securities under agreements to resell             (4,405)       (7,005)
     Proceeds from maturities of held-to-maturity
       securities                                         4,675           -
     Purchases of available-for-sale securities          (7,332)      (61,267)
     Proceeds from sales of available-for-sale
       securities                                        12,864           -
     Proceeds from maturities of
       available-for-sale securities                     10,508       149,845
     Net (increase) decrease in loans                   (21,314)       23,446
     Purchases of premises and equipment                 (3,202         (162)
     Proceeds from sale of premises and equipment           756           -
------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                              (7,450)      104,857

Cash flows from financing activities:
     Net increase (decrease) in deposits                  3,929       (59,094)
     Net (decrease) in short-term borrowings            (27,454)      (27,771)
     Proceeds from long-term debt                       119,650           -
     Principal payments on long-term debt               (82,822)       (5,890)
     Cash dividends paid                                 (1,509)       (2,308)
------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                              11,794       (95,063)

     DECREASE IN CASH                                   (14,142)       (6,819)
------------------------------------------------------------------------------

Cash and due from banks at beginning of period           56,632        75,119
------------------------------------------------------------------------------

Cash and due from banks at end of period                $42,490       $68,300
==============================================================================

                      CB BANCSHARES, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                June 30, 1997

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

NOTE B - CONTINGENCIES

On January 30, 1996, a lawsuit was filed in the First Circuit Court of the State of Hawaii by Hamamoto Corporation ("HC") and its president, Shinsuke Hamamoto, against the Association, its subsidiaries, one of its officers as well as the Company and other entities and individuals. The lawsuit is an action by the plaintiffs, as purchasers of the International Savings Building at 1111 Bishop Street in Honolulu, Hawaii, for recission, special, general and punitive damages. The plaintiffs seek recission of sale of the ISL building to them (made in May 1988 for $7,450,000), based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee-simple landowner and the alleged unreasonableness of demands by the fee-simple owner. The plaintiffs also allege failure to disclose land appraisals concerning the property and the presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building and intentional or negligent infliction of emotional distress in connection with the vacation of the ISL Building by the Association as a substantial tenant of the building. The Company and the Association defendants have answered plaintiffs' complaint denying any liability in connection with plaintiffs' allegations. While the Company and the Association defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of the lawsuit at this time.

The Association vacated its leased portion of the 1111 Bishop Street building at the end of March 1997. In March, the Company was informed by the landowner, the Estate of James Steiner ("Steiner Trust"), that HC failed to make timely payment of monthly rent and real property taxes. The Steiner Trust subsequently sued the Association and HC. The landowner's 1988 consent to the Association's assignment of the underlying ground lease did not release the Association from ground lease obligations upon default by the assignee, and thus the Association remains liable for the ground lease. The current monthly ground lease payments of $65,333 are fixed until July 20, 2001, at which time the monthly ground lease payments will be renegotiated to July 20, 2011. In 2011, the monthly ground lease payments will be renegotiated for a final ten year period through July 20, 2021. In no event would the negotiated lease rent for any period be less than $30,000 per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


In May 1997, HC reassigned the lease to the Association pursuant to an agreement among the Steiner Trust, the Association, HC and its president, and Steiner Trust's lawsuit was dismissed. As a result, the Association currently controls the operation of the 1111 Bishop Street building. However, the agreement did not release the Association form obligations under the lease, or terminate the litigation between the Association and HC. The agreement also established a $5 million cap on the amount of damages the Association can recover from HC with respect to the assignment.

The Company reached an agreement with the director of the Company and two former executives who had threatened to file a lawsuit against the Company in the First Circuit Court of the State of Hawaii. The agreement provided for the settlement of claims totaling $256,000, a reinstatement of employment of one executive, and a consulting contract for the director.

The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's financial position or results of operations.

NET INCOME

Consolidated net income for the quarter ended June 30, 1997, totaled $1.95 million, or $0.55 per share, as compared to $1.35 million, or $0.38 per share for the same quarter last year. Consolidated net income for the six months ended June 30, 1997 totaled $3.8 million, or $1.07 per share, as compared to $1.92 million, or $0.54 per share for the same period last year.

The increase in net earnings for the six months ended June 30, 1997 was due primarily to the accrual of salaries and benefit expenses related to the Voluntary Separation Program (VSP) in the first quarter of 1996. These expenses amounted to $3.3 million, or $2.0 million on an after-tax basis. Excluding the $2.0 million after tax effect for the VSP, the Company's net earnings for the first half of 1996 would have been approximately $3.9 million. See further discussion of the VSP in the section titled, "Other Expenses." Somewhat offsetting the increase in earnings due to 1996's VSP accrual was a $1 million increase in the provision for loan losses, and a $350,000 accrual for a special recognition award granted to Mr. Morita, Chairman and Chief Executive Officer under the Retirement Agreement dated March 6, 1997.

The Company's annualized return on average assets (ROA) for the second quarter and six months ended June 30, 1997 was 0.56% and 0.55%, respectively, as compared to 0.38% and 0.27% for the respective 1996 periods. The Company's annualized return on average stockholder's equity (ROE) for the second quarter and six months ended June 30, 1997 was 6.50% and 6.40%, respectively, as compared to 4.70% and 3.33% for the respective 1996 periods. Excluding the aforementioned $2.0 million effect of the VSP discussed above, ROA and ROE would have been 0.54% and 6.73%, respectively, for the first half of 1996.

NET INTEREST INCOME
A comparison of net interest income for the six months ended June 30, 1997 and 1996 is set forth below on a taxable basis:

                                                     Six months ended June 30,
                                                          1997        1996
                                                        (dollars in thousands)
Interest income                                          $55,833    $55,623
Interest Expense                                          26,353     27,239
                                                         -------     -------
     Net interest income                                 $29,480    $28,384
                                                         =======     =======
Net interest margin                                        4.52%       4.23%
                                                         =======     =======

Interest income for the six months ended June 30, 1997 remained relatively flat at $55.83 million, an increase of $210,000 from the $55.62 million for the same period in 1996. Interest expense decreased by $886,000 from $27.24 million to $26.35 million. Net interest income increased $1.1 million for the six months ended June 30, 1997 versus the same period in 1996.

The weighted average yield on interest-earning assets increased to 8.56% for the six months ended June 30, 1997, as compared to 8.29% for the respective 1996 period. The weighted average cost of interest-bearing liabilities decreased to 4.69% for the six months ended June 30, 1997, in comparison to 4.70% for the respective 1996 period. As a result of the foregoing, the Company's net interest margin increased by 29 basis points to 4.52% for the six months ended June 30, 1997.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 1997 was $16.97 million, and represented 1.61% of total loans. The ratio at December 31, 1996 and June 30, 1996, was 1.49% and 1.43%, respectively. Although there was a slight improvement in the level of non-performing loans from December 31, 1996, the continued weakness in the Hawaiian real estate market and continued concerns of the State's economic health led to an increase in the provision for loan losses to $2.55 million for the six months ended June 30, 1997 - see further discussion below.

Changes in the allowances for loan losses were as follows:

                                     Quarter ended             Six Months ended
                                        June 30,                    June 30,
                                    1997        1996            1997       1996
                                               (dollars in thousands)
Balance at beginning of period     $16,094      $14,528     $15,431    $14,576

Provision charged to expense         1,500        1,280       2,550      1,590

Net recoveries(charge-offs)           (627)        (310)     (1,014)      (668)
                                   --------     --------    -------    -------
Balance at end of period          $ 16,967      $15,498     $16,967    $15,498

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                           6/30/97      12/31/96     6/30/96
                                           ---------------------------------
                                                    (dollars in thousands)
Loan accounted for on a
     non-accrual basis                     $21,557       $23,385     $15,397
Loan contractually past due
     ninety days or more as to
     interest or principal payments          2,510         2,379       6,676
                                           ----------------------------------

     Total non-performing loans             24,067        25,764      22,073

Other Real Estate Owned                      2,230         1,844         745
                                           ----------------------------------

     Total non-performing assets           $26,297       $27,608     $22,818
                                          ===================================

Non-performing assets at June 30, 1997 totaled $26.30 million, a decrease of $1.31 million from December 31, 1996, and an increase of $3.48 million from June 30, 1996. The increase from June 30, 1996 was mainly due to increases in non-accruing real estate (1-4 family type) loans. In consideration of this, the provision for loan losses for 1997 reflects an increase of $960,000 over the comparable six month period in 1996.

OTHER OPERATING INCOME

Other operating income totaled $4.98 million for the six month period ended June 30, 1997, which compares to $5.40 million for the comparable period in 1996. This decline was primarily attributable to the loss of commissions and fees relating to the Bank's credit card portfolio, which was sold to an unrelated third party in October 1996.

OTHER OPERATING EXPENSES

Other operating expenses totaled $25.32 million for the six months ended
June 30, 1997, a decrease of $3.64 million over the same period in 1996. The decline in other operating expenses was due primarily to the accrual of $3.29 million in salary and benefit expenses related to the Voluntary Separation Program(VSP)in the first quarter of 1996. Excluding the effects of the VSP accrual in 1996, other operating expenses decreased by $351 thousand from the first half of 1996.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note B to the consolidated Financial Statements included herein.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 30, 1997, the following members were elected to the Board of Directors to serve as Class II directors until the 2000 annual meeting of shareholders and until their successors are elected:

                             Shares Voted For   Shares Withheld
                             ----------------   ----------------
     Donald J. Andres           2,367,559           18,630
     Ronald K. Migita           2,367,870           18,319
     James M. Morita            2,315,749           70,440
     H. Clifton Whiteman        2,369,255           16,934

Also elected was Grant Thornton LLP as independent auditor for the ensuing year:
     For:       2,343,251
     Against:      14,998
     Abstain:      27,490

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (10.1)  Settlement Agreement
             (10.2)  Supplemental Agreement
             (10.3) Settlement, Release and Indemnification Agreement (10.4) Consulting Agreement
             (10.5) License and Service Agreement between Fiserv Solutions, Inc. and City Bank, dated March 27, 1997

         (b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended June 30, 1997

         ITEM REPORTED                                DATE FILED
        -------------------------------              --------------
         Election of four directors at Company's      April 30, 1997
           Annual Meeting; Election of James H.
           Kamo to Chairman of the Board and Corporate
           Secretary; Appointment of Ronald K. Migita to President and Chief Executive Officer of the Company; Delay of the merger of principal subsidiaries, International Savings and Loan and City Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



July 31, 1997                                  By /s/ Daniel Motohiro
                                               Daniel Motohiro, Treasurer
                                               and Principal Financial Officer

                                  EXHIBIT 10.1
                              Settlement Agreement


PARTIES
-------

Hawaiian Trust Company, Limited, a Hawaii Corporation, Ernest Steiner and Keith J. Steiner, Co-Trustees Under the Will and of the Estate of James Steiner, Deceased, Acting in Their Fiduciary Capacities and Not Their Individual Capacities With Liability Limited to the Assets of the Trust. (The "Steiner Trust"); and

     Hamamoto Corporation, a Hawaii Corporation. ("HC"); and
     Shinsuke Hamamoto. ("Hamamoto"), individually and as president of HC;
and
     International Savings and Loan Association, Limited, a Hawaii Corporation and ISL Services, Inc. a Hawaii Corporation (collectively, "ISL").

RECITALS
--------

The Steiner Trust is the owner/lessor of the property located at 1111 Bishop Street, Honolulu (the "property");

HC is the current lessess of the property. Hamamoto is the owner and president of HC;

ISL is the former lessess of the property who, by assignement of lease, conveyed the leasehold interest to HC;

A dispute has arisen between and among the Steiner Trust, HC and ISL regarding the performance of the lease obligations. This dispute gave rise to the litigation known as Hawaiian Trust Co., Ltd. et al. v. Hamamoto Corporation, et al., Civil No. 97-1442-04, First Circuit Court (the "Steiner Trust Litigation");

A dispute has arisen between HC and ISL and others regarding the sale and assignment of the leasehold interest. This dispute gave rise to litigation known as Hamamoto Corporation et al. v. International Savings and Loan Assocation, et al., Civil No. 96-0403-01, First Circuit Court, (the "HC Litigation");

The parties have resolved some of their differences and the matters raised in the Steiner Trust Litigation (Civ. No. 97-1442-04) and desire to memorialize their agreement;

AGREEMENT
---------

In consideration of the mutual promises herein set forth, the sufficiency of which is expressly acknowledged, the parties agree as follows:

1.  The Steiner Trust Litigation will be dismissed udner HRCP Rule 41
(a)(1)(a).

2. The Steiner Trust, for itself and its current and former trustees and current and former beneficiaries and its and their officers, directors, agents, attorneys and employees, heirs, executors, personal representatives and assigns, and HC and Hamamoto, for themselves and their respective officers, directors, employees, agents, attorneys, heirs, executors, personal representatives and assigns hereby mutually release one another of and from all claims, damages, suits and demands (including attorneys' fees) they may have, whether known or unknown, and of any nature whatsoever, which arise from the purchase, possession or use of the property; the lease rent and the renegotiaiton of lease rent; any express or implied promises or representations made at any time by any of them which are not expressly set forth herein; the Steiner Trust lease, as amended; HC's purchase of the leasehold interest; and any alleged defects in the proerty and any improvements thereon; provided, however, that this release is subject to the following:

a. In the event that ISL, by itself or with others, files involuntary bankruptcy proceedings against HC and/or Hamamoto (as the case may be) may assert all claims agaisnt the Steiner Trust and related parties in the Bankruptcy proceeding or a related adversary proceeding. If such claims are brought, the Steiner Trust and related parties will be free to assert any claim or defense against HC and/or Hamamoto and related parties.

b. In the event a third party brings a claim against HC or Hamamoto for injuries related to asbestos contamination in the building located on the property, then HC and Hamamoto are free to assert such claims against the Steiner Trust and related parties as relate solely to such injury and the Steiner Trust will be free to assert any and all claims and defences against HC or Hamamoto and related parties.

c. This Release and Agreement of Lease called for in paragraph 3, below, shall not operate to relieve ISL and other former holders of the leashold interest(except HC and Hamamoto) from their obligations to observe and perform the lessee's past, present and future obligations under the lease, whether by them or by an assignee.

3. HC will assign, in the form attached hereto, all of its rights, title and interest in and to the property and the lease with the Steiner Trust, as amended, to International Savings and Loan Association. The Assignment shall be free and clear of all liens and encumbrances except for those of record at the time ISL conveyed to HC and for such other matters as ISL shall, in its sole discretion, accept. HC shall warrant its title and the existence of the tenant leases.

4. Notwithstanding any release given herein, HC and ISL expressly retain all rights, claims and defenses as against each other; except that ISL agrees to a cap of $5 million for any judgment for monetary damages in favor of ISL against HC related to ISL's liability for all of the Lessee obligations under the Steiner Estate Lease dated July 21, 1961 and/or the Lessor's Consent to Assignment of Lease dated April 29, 1988 concerning the assignment by ISL to HC. This capitation agreement does not release ISL of its burden of proof as to the actual amount of such damage claims. It is further understood and agreed that such capitation does not limit ISL's claims for offset of HC's rescission damages, if any, related to payment of rent by ISL to HC. As to HC's claim for rescission, ISL is entitled to offsets that are proven without limitation, except that ISL may not claim rescission offsets arising after June 1, 1997.

5. On or before midnight on May 31, 1997, HC shall turn over to ISL the building and all furniture and fixtures (except for HC's computer), all books, records, receivable and payable accounts, curently existing funds, files, subleases, vendor and maintenance agreements, security deposits, material concerning ADA, non-privileged material concerning asbestos claims, and any other material that is necessary for the orderly functioning of the buidling. HC and Hamamoto promises to fully cooperate with ISL in providing such further information and documentation as is reasonable under the circumstances. ISL shall apply all funds in the "1111 Bishop Street" account at City Bank to building operating costs. HC and Hamamoto will cooperatein closing that account.

6. The parties further agree that they shall cooperate with each other in performing this agreement, including the preparation, execution and recordation of any and all such documents as may be reasonably necessary or appropriate.

7. The releases herein contained are not an admission of any negligence, willful misconduct, breach of contract, liability or fault of any kind by any of the parties hereto or any person or entity, but is a compromise in complete settlement of existing or potential future claims.

8. The undersigned admit that no promise or agreement not herein expressed has been made to the undersigned to induce this compromise, that this compromise is made with full knowledge of the facts, and with the advice of counsel, and that the terms herein are contractual and not mere recitals.

9. This agreement shall be governed by and interpreted under the laws of the State of Hawaii.

10. This agreeement shall be binding upon and shall inure to the benefit of the parties hereto, their respective heirs, representatives, successors, predecessors and successors in trust, employees, stockholders, agents, attorneys, beneficiaries, officers, directors, and assigns.

11. Each party hereto hereby warrants and represents that each is the owner of all claims, demands and causes of action against the other which are herein released and that each person signing this agreement has the authority to execute this agreement and to bind the party, on whose behalf he or she signs, to the terms of this agreement.

12. This agreement contains the parties' entire agreement and may be amended or modified only upon mutual written agreement by the parties.

13. Each of the parties will bear their own attorneys' fees, court costs and expenses incurred in the Litigation.

14. In the vent of future lawsuit to enforce the provisions of this agreement, the prevailing party shall be entitled to recover his costs and reasonable attorneys' fees.

15. Except as specifically set forth above, this agreement shall not prejudice any claims or defenses by, between or among ISL, HC, Hamamoto and related parties.

IN WITNESS WHEREOF, the parties hereto executed this agreeement on this 28th day of May, 1997.

APPROVED AS TO FORM:

/s/Wayne Nasser
Attorney for HAWAIIAN TRUST COMPANY, LIMITED; ERNEST STEINER AND KEITH J. STEINER, Co-Trustees Under the Will and of the Estate of James Steiner, Deceased, Acting in Their Fiduciary Capacities and Not Their Individual Capacities With Liability Limited to the Assets of the Trust

/s/Ronald Au
Attorney for HAMAMOTO CORPORATION and SHINSUKE HAMAMOTO

/s/J. Stephen Street
Attorney for INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED and ISL SERVICES, INC.

/S/HAWAIIAN TRUST COMPANY, LIMITED
   Its Vice President

/s/HAWAIIAN TRUST COMPANY, LIMITED
   Its Assistant Vice President

/s/Ernest Steiner
/s/Keith J. Steiner
Co-Trustees Under the Will and of the Estate of James Steiner, Deceased, Acting in Their Fiduciary Capacities and Not Their Individual Capacities With Liability Limited to the Assets of the Trust.

/s/HAMAMOTO CORPORATION
   Its President, Secretary and Treasurer

/s/Shinsuke Hamamoto

/s/INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED
   Its President

/s/INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED
   Its Vice President

/s/ISL SERVICES, INC.
   Its President

/s/Its Vice President

                                   EXHIBIT 10.2
                              Supplemental Agreement


Hamamoto Corporation ("HC") warrants its right to, and does hereby assign the following contracts to International Savings and Loan Association, Limited ("ISL"):

 1. Honeywell Building Services contract dated July 2l, 1989.

 2. Centurion Security Systems, Inc. contract dated June 27, 1988.

 3. BFI Systems, Inc. contract dated August 11, 1993.

ISL hereby agrees to assume HC's obligations, if any, under the above described contracts from June 1, 1997 and thereafter. Nothing herein shall be construed as an assumption by ISL of any of HC's obligations or liability under these contracts arising prior to June 11 1997.

HC also does hereby assign all ownership rights in and rights to recover on claims and agrees to designate ISL the named insured on all policies of insurance now in effect covering the International Savings Building (specifically the commercial general liability policy with Fireman's Fund and/or National Surety Corporation). HC shall take such steps as are necessary to effect this assignment and designation of ISL as the named insured on or before midnight, May 31, 1997, to be effective June 1, 1997. ISL reserves the right to preserve or discontinue any coverage, or any portion of such coverage, under the existing insurance contract(s) at its discretion at any time after assignment and redesignation of the named insured. ISL shall assume responsibility for payment of premiums from June 1, 1997 forward and shall be entitled to any unearned premiums refunded, if any, after June 1, 1997.

HAMAMOTO CORPORATION
By Its: /s/President

INTERNATIONAL SAVINGS AND LOAN
ASSOCIATION, LIMITED
By Its /s/President

Office of the Assistant Registrar, Land Court, State of Hawaii (Bureau of Conveyances)

The original of this document was recorded as follows:

DOCUMENT NO. 2384841
DATE JUNE 5, 1997
TIME 3:00

Tax Map Key No. (1) 2-1-010-010

                     ASSIGNMENT OF LEASE AND CONSENT

THIS INDENTURE, made this 29th day of May, 1997, effective as of June 1, 1997, by and between HAMAMOTO CORPORATION, a Hawaii corporation, hereinafter called the "Assignor", and INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED, a Hawaii corporation, whose address is 1lll Bishop Sheet, Honolulu, Hawaii 96813, hereinafter called the "Assignee", and ERNEST STEINER, KEITH J. STEINER, and HAWAIIAN TRUST COMPANY, LIMITED, a Hawaii corporation, as Co_Trustees under the Will and of the Estate of James Steiner, Deceased, hereinafter called the "Lessor".

                           WITNESSETH THAT:

In consideration of the sum of TEN DOLLARS ($10.00) and other valuable consideration paid by the Assignee, the receipt of which is hereby acknowledged by the Assignor, and in consideration of the covenants and agreements of the Assignee hereinafter expressed, the Assignor does hereby sell, assign, transfer, set over and deliver unto the Assignee all of the estate, right, title and interest of the Assignor in and to the lease described in Exhibit A attached hereto and made a part hereof, and in and to all tenant leases and tenant agreements described in Exhibit B attached hereto and made a part hereof.

And all of the estate, right, title and interest of the Assignor in and to the land thereby demised and all buildings, improvements, rights, easements, privileges and appurtenances situated on or built on or used, occupied and enjoyed in connection with said lease and the land thereby demised.

TO HAVE AND TO HOLD the same unto the Assignee according to the tenancy hereinafter set forth, for and during the remaining portion of the term of said lease and said tenant leases and tenant agreements, absolutely.

SUBJECT, HOWEVER, to the payment of the rents reserved by said lease and subject also to the observance and performance by the Assignee of all of the covenants and conditions contained in said lease which are or ought to be observed and performed by the Lessee therein named.

The Assignor does hereby covenant with the Assignee that the Assignor is the lawful owner of said lease and the term of years thereby demised; that said lease is in full force and effect, is free and clear of and from all liens and encumbrances, except for the lien of real property taxes not yet by law required to be paid and except as may herein specifically be set forth; that the Assignor has good right to sell and convey said lease; and, that the Assignor will WARRANT AND DEFEND the same unto the Assignee against the lawful claims and demands of all persons, except as aforesaid.

In consideration of the foregoing, the Assignee does hereby covenant and agree to and with the Lessor of said lease that the Assignee will, effective as of and from the date of the execution and delivery of this instrument and during the residue of the term of said lease, pay the rents thereby reserved as and when the same become due and payable pursuant to the provisions of said lease, pay all past-due rents and monetary obligations, faithfully observe and perform all of the covenants and conditions contained in said lease which are, should be, or ought to have been observed and performed by the Lessee therein named, and at all times hereafter indemnify and save harmless the Lessor from and against the nonpayment of said rents and the nonobservance or nonperformance of said covenants and conditions and each of them.

The Assignor does hereby covenant with the Assignee that the Assignor is the landlord and/or lessor of any tenant leases and tenant agreements to which the property described in said Exhibit A attached hereto is subject; that said tenant leases and tenant agreements are in full force and effect, are not in default and are free and clear of and from all liens and encumbrances, except as may have been made by the tenants thereunder and except as may herein specifically be set forth; that the Assignor has good right to sell, assign and convey the same; and, that the Assignor will WARRANT AND DEFEND the same unto the Assignee against the lawful claims and demands of all persons, except as aforesaid.

In consideration of the foregoing, the Assignee does hereby covenant and agree to and with the Lessor of said lease that the Assignee will, effective as of and from the date of the execution and delivery of this instrument and during the residue of the terms of said tenant leases and tenant agreements, faithfully observe and perform all of the covenants and conditions contained in said tenant leases and tenant agreements which from and after the date of the execution and delivery of this instrument are or ought to be observed and performed by the landlord and/or lessor therein named, and at all times hereafter indemnify and save harmless the Lessor from and against the nonobservance or nonperformance of said covenants and conditions and each of them set forth in any of said tenant leases and tenant agreements.

The assignment herein set forth and the warranties of the Assignor concerning the same are expressly declared to be in favor of the Assignee, as tenant in severalty, its successors and permitted assigns.

The rights and obligations of the Assignor, the Assignee and the Lessor shall be binding upon and inure to the benefit of their respective successors and permitted assigns. All obligations undertaken by two or more persons shall be deemed to be joint and several unless a contrary intention shall be clearly expressed elsewhere herein. The term "lease" herein shall mean and include the lease described herein and any amendments thereof.

In consideration of the covenants of the Assignee set forth herein, the Lessor, by joinder herein, does hereby consent to this assignment upon the express condition, however, that this consent shall not authorize nor be deemed to authorize any other or further assignment of said lease, nor be construed as a waiver of any of the terms, covenants or conditions in said lease contained and on the part of the Lessee thereunder to be observed and performed.

This Assignment is made a part of a Settlement Agreement between the parties and if there is any conflict between the terms of this Assignment and the Settlement Agreement, the Settlement Agreement shall control; provided, however, that the conveyance of the Lessee's interest to Assignee is absolute and may not be revoked or affected by any future default, breach or failure to perform the Settlement Agreement.

The parties hereto agree that this instrument may be executed in counterparts, each of which shall be deemed an original, and said counterparts shall together constitute one and the same agreement, binding all of the parties hereto, notwithstanding all of the parties are not signatory to the original or the same counterparts. For all purposes, including, without limitation, recordation, filing and delivery of this instrument, duplicate unexecuted and unacknowledged pages of the counterparts may be discarded and the remaining pages assembled as one document.

In accordance with Section 560:7-306(a) of Hawaii Revised Statutes (1985), as amended, said Hawaiian Trust Company, Limited, Ernest Steiner and Keith
J. Steiner, are executing this document solely in their capacity as Trustees herein, and are not assuming any personal liability. Any recovery against said Trustees, based on this instrument shall be limited to the assets of the Trust referred to herein.

IN WITNESS WHEREOF, the Assignor, the Assignee and the Lessor have executed these presents on the day and year first above written.

HAMAMOTO CORPORATION,
a Hawaii corporation

By /s/Shinsuke Hamamoto
Its President

Assignor

INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED, a Hawaii corporation

By /s/Richard C. Lim
Its President

By /s/Richard M. Fukuda
Its Vice President

Assignee

TRUSTEES UNDER THE WILL AND OF THE ESTATE OF JAMES STEINER, DECEASED

/S/Keith J. Steiner

HAWAIIAN TRUST COMPANY, LIMITED
a Hawaii corporation

By /s/Fred Ferguson-Brey
Its Vice President

By /s/Sharman Noguchi
Its Assistant Vice President

Lessor

STATE OF HAWAII
CITY & COUNTY OF HONOLULU

On this 29th day of May, 1997 before me appeared Richard C. Lim and Richard
M. Fukuda to me personally known who, being by me duly sworn did say that they are the President and Vice President, respectively, of International Savings & Loan Association, Ltd, that the instrument was signed in behalf of the corporation by authority of its Board of Directors: and said Richard
C. Lim and Richard M. Fukuda acknowledged such instrument to be the free act and deed of the corporation.

/s/Tammey Peltier
Notary Public
State of Hawaii
My commission expires 10/16/99

STATE OF HAWAII
CITY & COUNTY OF HONOLULU

On this 29th day of May, 1997 before me personally appeared Shinsuke Hamamoto, who, being by me duly sworn did say he is the President of Hamamoto Corporation, a Hawaii corporation, that the instrument was signed in behalf of the corporation by authority of its Board of Directors: and said Shinsuke Hamamoto acknowledged such instrument to be the free act and deed of the corporation.

/s/
Notary Public
State of Hawaii
My commission expires 03/18/2001

STATE OF HAWAII
CITY & COUNTY OF HONOLULU

On this 28th day of May, 1997 before me personally appeared Keith J. Steiner, to me personally known, who, being by me duly sworn or affirmed, did say that such person(s) executed the foregoing instrument as the free act and deed of such person(s), and if applicable in the capacity shown, having been duly authorized to execute such instrument in such capacity.

/s/Linda M. Yanagihara
Notary Public
State of Hawaii
My commission expires 10/17/2000

STATE OF HAWAII
CITY & COUNTY OF HONOLULU

On this 29th day of May, 1997 before me appeared Fred Ferguson-Brey and Sharman Noguchi to me personally known, who, being by me duly sworn did say that they are the Vice President and Assistant Vice President, respectively, of Hawaiian Trust Company, Limited, a Hawaii corporation, as Trustee aforesaid, that the instrument was signed in behalf of the corporation by authority of its Board of Directors: and said Fred Ferguson-Brey and Sharman Noguchi acknowledged such instrument to be the free act and deed of the corporation as such Trustee.

/s/Linda M. Yanagihara
Notary Public
State of Hawaii
My commission expires 10/17/2000

                               EXHIBIT A

That certain Lease, dated July 21, 1961, by and between Harry Steiner Trust Company, Limited, Trustees under the Will and of the Estate of James Steiner, Deceased, as Lessor, and Investors Finance, Inc., a Hawaii corporation, as Lessee, and recorded in the Office of the Assistant Registrar of the Land Court of the State of Hawaii as Document No. 277888, and noted on Transfer Certificate of Title No. 247,284, as amended by instruments dated May 28, 1963, and recorded in said Office as Document No. 312332, and dated March 30, 1964, and recorded in said Office as Document No. 327991 (herein collectively called the "Lease"), which Lease, by mesne assignments, was assigned to the Assignor, by Assignment of Lease, dated April 20, 1988, and recorded in said Office as Document No. 1547767, and which Lease demises the following described property:

All of that certain parcel of land situate on the Northeast side of Hotel Street and Adams Lane, Honolulu, City and County of Honolulu, State of Hawaii, being a portion of Royal Patent 27, Land Commission Award 801 to Alexander Adams, containing an area of 15,440 square feet, as shown on Map 1 filed in said Office with Land Court Application No. 1792 of the Trustees under the Will and of the Estate of James Steiner, Deceased, and being described in and covered by Transfer Certificate of Title No. 247,284.

Together with all of the Assignor's estates, rights, title and interests, as lessor and/or landlord, in and to any tenant leases and tenant agreements affecting the above-described property or any portion thereof, including without limitation, those tenant leases and tenant agreements listed in Exhibit B attached hereto.

Subject, however, to the following encumbrances:

1. Reservation in favor of the State of Hawaii of all mineral and metallic mines.

2. The terms, provisions, covenants, conditions, agreements, obligations, restrictions, reservations and easements set forth in the Lease.

3. Any tenant leases and tenant agreements affecting the above-described property or any portion thereof, and the terms, provisions, covenants, conditions, agreements, obligations, restrictions, reservations and easements set forth therein.

                       --End of Exhibit A--

                              EXHIBIT B

A. Bishop Street Building Office Lease, dated April 20, 1988, by and between Hamamoto Corporation, a Hawaii corporation, as Landlord, and International Savings and Loan Association, Limited, as Tenant.

B. [list all others].

                      --End of Exhibit B--

                                 EXHIBIT 10.3
                 Settlement, Release. and Indemnification Agreement

This Settlement, Release, and Indemnification Agreement ("Agreement") is made and entered into this 30th day of May, 1997, by and among LIONEL Y. TOKIOKA ("Tokioka"), whose residence address is 918 Waiiki Street, Honolulu, Hawaii 96821, WARREN Y. KUNIMOTO ("Kunimoto"), whose residence address is 2810 Koaniani Way, Honolulu, Hawaii 96822, HELEN KWOK ("Kwok"), whose residence address is 6671 Hawaii Kai Drive, Honolulu, Hawaii 96822, CB BANCSHARES, INC. ("CBBI"), whose business address is 201 Merchant Sheet, Honolulu, Hawaii 96821, CITY BANK ("CB"), whose business address is 201 Merchant Street, Honolulu, Hawaii 96813, INTERNATIONAL SAVINGS & LOAN ASSOCIATION, LIMITED ("ISL"), whose business address is 201 Merchant Street, Honolulu, Hawaii 96813 and JAMES M. MORITA ("Morita"), whose residence address is 4219 Alae Street, Honolulu, Hawaii 96816.

WHEREAS, Tokioka, Kunimoto and Kwok were employees of ISL;

WHEREAS, in or about April of 1994, ISL was acquired by CBBl;

WHEREAS, James M. Morita is or was the Chairman of the Board of CBBI, Chairman of the Board and CEO of CB and Chairman of the Board and CEO of ISL;

WHEREAS, on or about August 2l, 1996, the Board of Directors of CBBI passed a resolution that authorized and approved the merger between CB and ISL, with CB being the surviving corporation;

WHEREAS, Tokioka's, Kunimoto's and Kwok's employment were terminated on November 15, 1996;

WHEREAS, Tokioka, Kunimoto and Kwok have alleged various claims arising out of the terminations of their employment;

WHEREAS, Tokioka, Kunimoto, Kwok, CBBI,CB and ISL desire to completely and forever settle the disputes between Tokioka, Kunimoto and Kwok, on the one hand and CBBI, CB and ISL on the other;

WHEREAS, this Agreement settles all claims heretofore asserted by Tokioka, Kunimoto and Kwok, and in accordance with the terms of this Agreement;

THEREFORE, Tokioka, Kunimoto, Kwok, CBBI, CB, ISL and Morita hereby stipulate and agree to the following terms:

A. DEFINITIONS

For purposes of this Agreement, the following terms shall have the following meanings:

1. "Claimants. shall mean Tokioka, Kunimoto, Kwok and their respective heirs, successors, personal representatives, survivors, and assigns.

2. "Respondents" shall mean CBBI, CB, ISL, their respective directors, officers, shareholders, members, employees, agents (and former directors, officers, shareholders, members, employees and agents), attorneys, trustees, administrators, insurers, indemnitors, personal representatives, successors, assigns, affiliates, subsidiaries, parent, and/or related entities.

3. "Morita" shall mean James M. Morita and heirs, successors, personal representatives, survivors, and assigns.

4. "Person" means any individual, corporation, association, partnership, agency, institution, organization, or other entity, and his, her, or its legal representative, other than Claimants or Respondents.

5. "Claims" and/or "Settled Claims" mean any and all rights, claims, and causes of action, known or unknown, pleaded or unpleaded, suspected or unsuspected, concealed or unconcealed, for compensation, compensatory damages, statutory damages, punitive damages, equitable relief, or other relief arising out of, or based upon, or otherwise related to, Tokioka's employment by ISL up to and including the termination of his employment on November 15, 1996; (2) Kunimoto's employment by ISL up to and including the termination of his employment on November 15, 1996; (3) Kwok's employment by ISL up to and including the termination of her employment on November 15, 1996; (4) Claimants' assertion or statements regarding the termination of their employment, including but not limited to: (1) all claims arising out of Hawaii Revised Statutes Chapter 394B; (2) all claims arising out of any violation of any applicable state and federal wage and hour laws, and any amendments thereto; and (3) al1 claims based on common law sounding in tort, contract, implied contract, negligence and/or gross negligence, including, but not limited to promissory estoppel, quantum meruit, libel/slander, defamation, misrepresentation, emotional distress (negligent or intentional) fraud or deceit, unpaid wages, equitable claims, breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, wrongful discharge and/or termination, and violation of public policy. It is specifically agreed that "Claims" and/or "Settled Claims" does not mean any and all rights, claims, and causes of action, known or unknown, pleaded or unpleaded, suspected or unsuspected, concealed or unconcealed, for compensation, compensatory damages, statutory damages, punitive damages, equitable relief, or other relief asserted arising out of, or based upon, or otherwise related to, any acts, omissions or other events occurring from and after the date of this Agreement, including but not limited to, acts, omissions or events occurring from and after Tokioka's employment with CBBI and Kunimoto's employment by CB as set forth in section C. 1., below.

6. "Parties" means Claimants, Respondents and Morita.

B. AUTHORITY

1. Each party signing this Agreement warrants and represents that he or she has the authority to sign on behalf of himself or herself or of the entity he or she represents and that this Agreement has been validly authorized and constitutes a legally binding and enforceable obligation of each Party.

C. SETTLEMENT

1. Consideration. In conjunction win the settlement of the Claims against Respondents, Claimants hereby accept and acknowledge the following to be paid or provided by Respondents as full consideration and settlement of their respective Claims:

a. Helen Kwok: A lump sum payment of EIGHTY FIVE THOUSAND AND NO/100 DOLLARS ($85,000.00).

b. Tokioka:

i. A lump sum payment of ONE HUNDRED THOUSAND AND NO/100 DOLLARS
($100,000.00) for amounts due.

ii. Reimbursement of Tokioka's out of pocket expenses due to the termination of his employment, as approved by Ron Migita, CEO of CBBl.

iii A twelve (12) month consulting contract with CBBI to commence on June 1, 1997, with a fee of ONE HUNDRED FIFTY THOUSAND AND NO/100 DOLLARS ($150,000.00) and the provision of an office and a parking stall at no cost to Tokioka. The consulting contract shall obligate Tokioka to spend not less than 50% of his work time on services under the consulting contract to consist of responsibilities as directed by the Chief Executive Officer or the Chairman of CBBI, including for example advising on or assisting in regulatory issues, merger issues, public relations, shareholder relations, asset liability management, lending policies, customer relations and other related matters. At the end of each twelve (12) month period, the consulting agreement shall automatically renew for another consecutive twelve (12) month period, unless CBBI gives Tokioka written notice at least three (3) months prior to the expiration of the contract period that the consulting agreement will not be renewed. The annual fee for subsequent terms shall be subject to adjustment by mutual agreement of the parties, but in no event shall be less than $150,000.00.

c. Kunimoto:

Kunimoto shall be fully restated as an employee of CBBI or its subsidiaries on terms as follow:

i. A lump sum payment of FORTY SIX THOUSAND SIX HUNDRED EIGHTY SIX AND NO/100 DOLLARS ($46,686,00) for amounts due.

ii. Reimbursement of his out of pocket expenses caused by the termination of his employment, as approved by Ron Migita, CEO of CBBl.

iii. Staring on June I, 1997, CB will employ Kunimoto as Senior Vice President in charge of Information Technology and Strategic Planning at an annual salary of NINETY THREE THOUSAND THREE HUNDRED SEVENTY TWO AND NO/100 DOLLARS ($93,372.00), with full employee benefits. Kunimoto shall be entitled to normal step ups in compensation as mutually agreed to by CB and Kunimoto.

iv. All employee benefits that Kunimoto previously enjoyed as an employee of ISL shall be reinstated and updated as if there was no break in employment. By way of example, but not as a limitation, Kunimoto's option benefits shall continue in effect without interruption, his years of service for pension and retirement benefits shall be updated to reflect no break in service and he shall be immediately vested for all health benefits.

v. Respondents agree that they will not terminate Kunimoto's employment with CB, except In good faith in that there should be a reasonable factual basis for a determination of good cause, on two (2) weeks written notice for good cause relating to his performance, for a period of three (3) years.

2. In addition Respondents shall pay Claimants jointly the sum of TWENTY THREE THOUSAND SEVEN HUNDRED AND NO/100 DOLLARS ($23,700.00) for their attorneys' fees and costs incurred in connection with this matter. All lump sum payments and the payment for attorneys' fees and costs shall be made by certified or cashier's check on or before the close of business day, July 1, 1997. The check for attorneys' fees and costs shall be made out to Claimants and Kobayashi, Sugita & Goda.

D. ADMISSION

1. Claimants acknowledge that neither this Agreement nor the fact of settlement, nor the settlement negotiations, nor the settlement proceeds are, may be construed as, may be deemed evidence of, or may be used at any time as, an admission, concession, presumption, or inference of fault, wrongdoing or liability of Respondents in any case, action or proceeding in any court, administrative agency, or other tribunal, or in any manner, for any purpose whatsoever, except however, that this Agreement may be used in any action for the enforcement of the Agreement.

2. In any action for the enforcement of this Agreement, the prevailing party shall be entitled to recover all reasonable fees and costs incurred in such an action.

E. RELEASE

I. By Claimants. Claimants irrevocably and unconditionally release Respondents, Morita and their respective successors, heirs, assigns, directors, shareholders, trustees, officers, employees, servants, agents (and former directors, shareholders, trustees, officers, employees, servants, agents), attorneys, executors, administrators, insurers, subsidiaries, affiliates, parent, and/or related entities, from the Settled Claims.

2. By Respondents and Morita. Respondents and Morita irrevocably and unconditionally release Claimants, their respective heirs, executors, administrators, attorneys, successors and assigns from the Settled Claims.

3. The Parties acknowledge that they have read this Agreement and that they understand the terms of this Agreement. The Parites further acknowledge that they are entering into this Agreement deliberately, knowingly, and voluntarily. The Parties also acknowledge that they have sought the advice of their respective counsel prior to executing this Agreement.

4. The Parties acknowledge and understand that there is a risk that subsequent to the execution of this Agreement, she, he or it may incur or suffer loss, damages, or injuries that are in some way related to or arising out of Claimants' employment with ISL or the termination thereof, but that are unknown and unanticipated at the time this Agreement is signed. Accordingly, the Parties hereby assume these risk and acknowledge that this Agreement shall apply to all such unknown or unanticipated claims.

5. The Parties represent and warrant that she, he or it owns the right, title, and interest in all Claims she, he or it is releasing and that she, he or it has not assigned or transferred or purported to assign or transfer, voluntarily or involuntarily, her, his or its right, title, or interest in any Claims being released.

I. MISCELLANEOUS PROVISIONS

1. Regulatory Approval. This Agreement is conditioned upon Respondents obtaining proper regulatory approval of all of the terms and conditions of this Agreement. Kunimoto shall have the option of unilaterally revoking his agreement to this settlement of his claims if regulatory approval is not obtained by June 6, 1997.

2. No Inducement. The Parties acknowledge and understand that no Party makes nor has made any representations to induce the other to sign this Agreement other than what is specifically provided for herein.

3. Settlement Not an Admission of Liability. The Parties agree that the covenants and releases contained in this Agreement are not to be construed as admissions of negligence, willful misconduct, breach of contract, violation of statute, liability, or fault of any kind whatsoever, but are to be construed strictly as the compromise and settlement of disputed claims.

4. Authority to Execute. The Parties represent that their signatories to this Agreement have the authoirty to execute and bind the party on whose behalf this Agreement is signed.

5. No Representation. The Parties acknowledge that no promise, agreement, fact, or opinion not expressed herein has been made by or to them to induce this Agreement and that this settlement is made with full knowledge of the facts and possibilities of the subject matters of this Agreement and with the advice of counsel.

6. Captions or Headings. The captions or headings of paragraphs in this Agreement are inserted for convenience, reference, and identificaition purposes only, and shall neither control, define, limit, nor affect any provisions of this Agreement.

7. Amendments. This Agreement, which constitutes the entire agreement between the Parties, may be changed, amended, or modified only by the Parties executing a written instrument. The Parties hereby acknowledge and agree that they will make no claim at any time that this Agreement has been orally altered or modified in any respect whatsoever.

8. No Waiver. Waiver of any breach of this Agreement by the Parties shall not be deemed a waiver by the Parties of any other breach of this Agreement.

9. Governing. This Agreement shall be governed by, enforced in, and interpreted under the laws of the State of Hawaii.

10. Benefit. This Settlement Agreement shall be binding upon, and inure to the benefit of, each of the parties hereto and their respective heirs and assigns.

11. Interpretation. The terms of this Agreement have been negotiated at arm's length among knowledgeable parties represented by experienced counsel. As a result, the rule of "interpretation against the draftsman" shall not apply in any dispute over interpretation of the terms of this Agreement.

12. Entire Agreement. This Agreement contains all of the terms and agreements agreed upon between the Parties and supersedes and cancels each and every over prior conflicting agreement, promise, and/or negotiations between them.

13. Severability of Unlawful Provisions. Should any provision of this Agreement be declared or be determined by any court to be illegal or invalid, the validity of the remaining parts, terms, or provisions shall not be affected thereby and said illegal or invalid part, term, or provision shall be deemed not to be a part of this Agreement.

14. Execution of Document. The Parties agree to execute any other or further documents reasonably required to carry out the purpose of this Agreement. Furthermore, this Agreement may be executed in counterparts, each of which so executed shall, irrespective of the date of its execution and delivery, be deemed an original, and the counterparts together shall constitute one and the same instrument.

15. No Drafter of Agreement. This Agreement is a result of negotiations between both Claimants, Respondents and Morita; therefore, neither party shall be deemed the author of this Agreement for purposes on interpreting this Agreement.

16. Confidentiality. The terms of this Agreement shall be confidential and shall not be disclosed by any of the parties except as may be required by law or regulation, or pursuant to court order, or to the Claimants spouses, or to any of the parties accountants or attorneys, or in any dispute to enforce this Agreement. If, however, Respondents are required to and do disclose the terms of this Agreement to the Securities Exchange Commission or other regulatory agencies and such disclosures are made public record, then this confidentiality provision shall become null and void.

IN WITNESS WHEREOF, Claimants, Respondents and Morita have executed this Agreement as of the date written above.


/s/Lionel Y. Tokioka

/s/Warren Y. Kunimoto

/s/Helen Kwok

CB BANCSHARES, INC.

By /s/James H. Kamo
Its Chairman of the Board of Directors & Corporate Secretary

CITY BANK

By /s/James H. Kamo
Its Chairman of the Board of Directors & Corporate Secretary

INTERNATIONAL SAVINGS & LOAN ASSOCIATION

By /s/James H. Kamo
Its Corporate Secretary

/s/James M. Morita

APPROVED AS TO FORM:

/s/Bert T. Kobayashi, Jr.
Craig K. Shikuma for
KOBAYASHI, SUGITA & GODA
Attorneys for Lionel Y. Tokioka, Warren Y. Kunimoto and Helen Kwok

/s/Jamie A. Chuck
Attorney for CB Bancshares, Inc., City Bank, International Savings & Loan Association

/s/Steven K.S. Chung
Attorney for James M. Morita

                                   EXHIBIT 10.4
                              Consulting Agreement


THIS AGREEMENT is made this 1st day of June ,1997, effective June 1, 1997, between CB BANCSHARES, INC., (Company), a Hawaii corporation, of 201 Merchant Street, Honolulu, Hawaii 96813, and LIONEL Y. TOKlOKA, of 918 Waiiki Street, Honolulu, Hawaii 96821.

                                   WITNESSETH:

WHEREAS, Company is engaged in the business of finance (commercial bank, savings and loan); and

WHEREAS, Company desires to contract with Tokioka, as a consultant, for certain services necessary for the operation of Company's business; and

WHEREAS, Tokioka has the skill and expertise necessary to provide such services to Company;

NOW, THEREFORE, the parties do hereby mutually agree as follows:

                                        I
                  RELATIONSHIP OF INDEPENDENT CONTRACTOR CREATED

1.01 It is expressly agreed by the parties hereto that Tokioka is not an employee of Company for any purpose whatsoever, but is an independent contractor. Furthermore, no relationship of joint venture or partnership of any form is created by this Agreement.

1.02 Company shall request and/or direct Tokioka to furnish certain services and advice, however, will not exercise any dominion or control over the specific manner in which Tokioka performs his services so long as the overall performance by Tokioka of his services hereunder are satisfactory and in full conformity with the requirements of this Agreement.

                                      II
                               TERM OF AGREEMENT

2.01 The term of this Agreement shall commence on the effective date and shall continue for a period of twelve (12) months. This Agreement will be renewed for an additional 12-month period, unless the Company gives Tokioka three (3) months prior written notice that it will not renew this Agreement.

                                     III
                                    DUTIES

3.01 During the term of this Agreement, Tokioka shall act as and render services on matters involving the following:

  Company regulatory issues under the MOU
  Company merger and integration
  Shareholder relations
  Public and community relations
  Business development
  Other consultant services as requested

Such services shall be performed at the request of the Chairman of the Board of CBBI and the Chief Executive Officer of CBBl.

3.02 Tokioka shall spend not less than fifty percent (50%) of his work time and devote his best efforts, energies, abilities and attention to Company's business.

                                      IV
                                 CONTRACT FEE

4.01 Company will pay Tokioka the following fee for the services provided hereunder: ONE HUNDRED FIFTY THOUSAND AND NO/100 DOLLARS ($150,000.00) a year for a period of one (1) year. Such fee will be payable as follows: twelve (12) equal installments of TWELVE THOUSAND FIVE HUNDRED AND NO/100 DOLLARS ($12,500.00) on the last day of each month during the term of this Agreement.

4.02 Company will reimburse Tokioka for all necessary expenses incurred by Tokioka in connection with the furnishing of services under this Agreement, including the following:

(a) Company shall provide parking, office space, and other facilities necessary for services to be performed by Tokioka, or shall reimburse Tokioka for such charges.

(b) Company shall reimburse Tokioka for incidental dining, recreation, entertainment and like expenses relating to Tokioka's services.

                                      V
              LIABILITY FOR TAXES AND OTHER STATUTORY REQUIREMENTS

5.01 Tokioka agrees that all state and federal withholding taxes, social security taxes, general excise tax, self-employment taxes, and any and all other taxes, fees, assessments or contributions, relating to fees received or expenses reimbursed, if any, shall be the sole responsibility of Tokioka.

                                      VI
                            EVIDENCE OF COMPLIANCE

6.01 Tokioka agrees to observe and comply with policies rules and regulations of Company in the performance of his duties.

6.02 Tokioka agrees that he shall, upon request, and at such times and in such frequency as Company may desire, provide Company with evidence to establish that Tokioka has complied fully with his contractual obligations as set forth in this Agreement.

                                      VII
                           CONFIDENTIAL INFORMATION

7.01 Company's project involves confidential information and very sensitive issues. Tokioka agrees that the knowledge and information described below in subparagraphs 7.01 (a) and (b) (information) shall for all times and for all purposes be regarded by Tokioka as strictly confidential and held by Tokioka in confidence, and solely for Company's benefit and use, and shall neither be used by Tokioka nor directly or indirectly disclosed by Tokioka to any person except to Company, or to others with Company's prior permission.

(a) All information that Tokioka may receive from Company, or from its employees or by virtue of performance of services rendered under and pursuant to this Agreement, or other information that belong to Company or to those with whom Company has contacted regarding such information; and

(b) All information provided by Tokioka to Company in oral or written reports of work done, together with any other information acquired by or as a result of the work performed by Tokioka for Company and during the term of this Agreement, unless such "information has become common knowledge or is already in the public domain.

(c) The obligations and promises contained in this paragraph 7.01 and its subparagraphs shall be binding on Tokioka during the term of this Agreement and shall also survive the termination of this Agreement.

7.02 Upon the termination of this Agreement, Tokioka shall not be entitled to the records and files of Company, unless Company, in its sole discretion, grants such permission in writing.

                                       VIII
                                    ARBITRATION

8.01 Company and Tokioka hereby consent in advance that, at the election of either party, any dispute arising out of or connected with this Agreement, or any alleged breach hereof, including any dispute as to any amount owed under this Agreement, shall be settled by arbitration in accordance with the rules then prevailing of the American Arbitration Association for Commercial Disputes. The results of any arbitration shall be final and binding upon the parties and judgment thereof may be entered in any court of competent jurisdiction.

8.02 Nothing herein contained shall be deemed to give the arbitrator any authority, power or right to alter, change, amend, modify, add to or subtract from any of the provisions of this Agreement, except that the arbitrator shall have the authority to reasonably interpret any of the provisions of this Agreement.

8.03 The arbitrator shall be required to abide by the provisions of this agreement under the lawfully adopted policies of the State of Hawaii, and the arbitrator shall not modify or alter same.

8.04 These arbitration provisions shall, with respect to any controversy or dispute, survive the termination or expiration of this Agreement.

8.05 In arbitrations under this Agreement, each party shall bear its respective costs, fees and expenses of presenting its own case, and half of the arbitrator's fees and administration expenses, unless otherwise ordered by the arbitrator, in which case the prevailing party may be awarded all costs, fees and expenses.

8.06 Notwithstanding the provisions of this Section VIII, either party shall have the right to seek injunctive relief in relation to threatened conduct, which is permitted by applicable law.

                                      IX
                                 TERMINATION

9.01 Notwithstanding any other provision of this Agreement, Tokioka's services under this Agreement may be terminated:

(a) Whenever Company and Tokioka shall mutually agree to termination in writing;

(b) Upon insolvency of either party or the filing of any petition in bankruptcy by or against either party;

(c) At Tokioka's option, if Tokioka shall suffer a permanent disability. For purposes of this Agreement, "permanent disability" shall mean Tokioka's inability to substantially render the services required hereunder for a period of three (3) months, or for a total of three (3) months in any consecutive twelve-month period because of a physical or mental condition. If Tokioka suffers from a permanent disability within the meaning of this subsection 9.01 (c), then Tokioka's right to receive a fee described in
Section IV above shall cease and become null and void;

(d) Upon death of Tokioka; or

(e) Notwithstanding the provisions of subparagraphs 9.01 (a) through 9.01
(d) above, services may be terminated for just cause by company upon fifteen (15) days prior written notice to Tokioka. The term "just cause," as used in this agreement, shall mean Tokioka's acts or omissions that in the reasonable opinion of Company, demonstrate Tokioka's dishonesty, malfeasance, or negligence in the course of performing his services under this Agreement. The term "just cause" shall also include, but not be limited to, Tokioka's breach of the terms of this Agreement, by, among other things, nonperformance of professional responsibilities, as a result of incompetence, lack of judgment, insubordination, substance abuse, or otherwise, which is not cured by Tokioka within fifteen (15) days of receipt of written notification of such breach from Company.

9.02 Upon termination for any of the reasons above mentioned, excluding death, Tokioka shall be entitled to receive accrued but unpaid fee that is provided for in Section IV above.

                                      X
                                  ASSIGNMENT

10.01 Neither party may assign this Agreement without the other party's prior written consent.
                                      XI
                            CONFLICT OF INTEREST

11.01 During the term of this Agreement or any extension thereof, Tokioka shall not, directly or indirectly, without the prior written consent of
Company:

(a) Render services of a like nature to any other person, partnership, corporation or entity, whether for compensation or otherwise; or

(b) Engage in any activity that is competitive with or adverse to Company's business interest. Tokioka shall not engage in such activity as an individual, as a partner in a partnership, as an officer or director of a corporation, or as a principal of any other similar entity.

11.02 Tokioka may, however, passively invest his assets in other noncompetitive business enterprises provided such investment does not require Tokioka's services in any manner whatsoever.

                                      XII
                           FACILITIES AND SERVICES

12.01 Except as provided otherwise herein, Company shall provide supplemental information, materials, supplies and support reasonably necessary or proper for Tokioka's performance of his duties under this Agreement.

                                      XIII
                                    REMEDIES

13.01 Breach by either party of any of the terms and conditions contained herein will be deemed to constitute a material breach of this Agreement after taking into consideration the notice requirement and opportunity to cure a failure contained In subsection 13.02 below. This Agreement may be enforced by all legal and equitable remedies available to a party to a contract which is materially breached by the other party. As used in this Agreement, "material breach" is a violation of a right or duty which has more than a trivial result and has a substantial detrimental effect upon the party alleging the breach.

13.02 In the event either party shall fail to perform their obligations under this Agreement, either party shall notify the party failing to perform in writing of such failure, specifying the defaults alleged. Unless such default shall be corrected within fifteen (15) days of the date of such written notice, the party providing the notice shall be entitled to declare this Agreement breached and to suspend payments under this Agreement, unless and until a court of competent jurisdiction shall issue an order directing Company to do otherwise.

                                       XIV
                             MISCELLANEOUS PROVISIONS

14.01 Section and Paragraph Headings. Section and paragraph headings are inserted only for convenience and reference and in no way define, limit, extend or describe the scope or intent of this Agreement or any provision hereof.

14.02 Entire Agreement. This Agreement embodies the entire agreement of the parties and supersedes any other agreements or understandings with respect hereto that may ever have existed between the party.

14.03 Notices. All notices, requests, demands, consents and other communications which are required to be given in writing shall be given or served for all purposes by being sent as registered or certified mail return receipt requested, postage prepaid, addressed to Company or Tokioka, as the case may be, at the address set forth above or at such other post office address as either may from time to time designate by writing given to or served on the party in the manner set forth in this paragraph, or by being delivered personally to the other party, provided that the other party acknowledges receipt thereof in writing. Any such notice, request, demand, consent or other communication shall be deemed conclusively to have been given or served on the date of such mailing or personal delivery.

14.04 Severability. If any provision of this Agreement or the application thereof to any person or circumstance shall be invalid or unenforceable to any extent, the remainder of this Agreement and the application of such provision to other persons or circumstances shall not be affected thereby.

14.05 Waiver. The failure of any party to enforce at any time any provisions of this Agreement shall not constitute a waiver of the right thereafter to enforce the same or any other provision hereof.

14.06 Amendment. This Agreement may be amended only by an instrument in writing signed by the party against whom enforcement of the amendment is sought.

14.07 Applicable Law. This Agreement shall be governed by laws of the State of Hawaii both as to interpretation and performance.

IN WITNESS WHEREOF, the parties have signed this Agreement on the day and year first above written.

"Company"

CB BANCSHARES, INC.

By /s/James H. Kamo
Its Chairman of the Board and Secretary

By/s/Ronald K. Migita
Its President and Chief Executive Officer

"Tokioka"

By/s/Lionel Y. Tokioka

STATE OF HAWAII
CITY AND COUNTY OF HONOLULU

On this 1st day of June, 1997, before me appeared James H. Kamo and Ronald
K. Migita, to me personally known, who, being by me duly sworn did say that they are the Chairman of the Board, Secretary and President, CEO, respectively, of CB BANCSHARES, INC., a Hawaii corporation; that the seal affixed to the foregoing instrument is the corporate seal of said corporation; that the instrument was signed and sealed in behalf of said corporation by authority of its Board of Directors; and that said officers acknowledged the instrument to be the free act and deed of said corporation.

/s/Leilani Y. Mayekawa
Notary Public, First Circuit

My commission expires: August 6, 1998

STATE OF HAWAII
CITY AND COUNTY OF HONOLULU

On this 4th day of June, 1997, before me personally appeared Lionel Y. Tokioka, to me known to be the person described in and who executed the foregoing instrument and acknowledged that they executed the same as their free act and deed.

/s/Leilani Y. Mayekawa
Notary Public, First Circuit

My commission expires: August 6, 1998

                                   EXHIBIT 10.5
                         License and Service Agreement


This LICENSE AND SERVICE AGREEMENT numbered 3810162 is entered into as of the Effective Date below by and between

Fiserv Solutions Inc.



a Corporation whose registered office is located at

2601 Technology Drive
Orlando, FL 32804



(hereinafter called `Company') and

City Bank



whose registered office is located at

201 Merchant Street
Honolulu, HI 96813



(hereinafter called `Client')


This Agreement shall be construed and enforced under the laws of the State of Hawaii



Effective Date: 3/27/97

Witnesseth:



WHEREAS, Company is the licensor of the Software System (as hereinafter defined), and

WHEREAS, Client wishes to install and Use (as hereinafter defined), the Software System in Client's premises,

NOW, THEREFORE, the parties hereto agree from the Effective Date as follows:

1.  Definitions

The following are the definitions of various terms used in this
Agreement:

1.1 `Accounts' means the total number of individually designated accounts processed by the Transaction, Time and Loan subsystem of the Software System.

1.2 `Basic Maintenance Services' means services to correct a Nonconformity or Major Nonconformity in the original, unmodified Software System.
Basic Maintenance Services are available only with respect to the current and last prior release of the Software System.

1.3 `Business Requirements' means the description of the Client's business needs and the functionality required.

1.4 `Client Confidential Information' means any confidential information concerning Client's business, that is labeled as such and all data pertaining to Client's customers.

1.5 `Computer System' means that dedicated computer machinery and manufacturer-supplied software identified on Schedule 2. Client shall have sole responsibility to own or lease, unpack, plan, install, test, and maintain the equipment according to any and all applicable building or electrical codes, regulations or requirements, as well as the manufacturer and Company requirements.

1.6 `Effective Date' means the date identified as such in this Agreement as the date upon which this Agreement shall commence.

1.7 `Enhancements' means modifications made to the Software System which add program features or functions not originally within the Software System. Company reserves the right to define which changes are classified as Enhancements. Such Enhancements may be subject to an additional fee.

1.8 `Functional Specifications' means the description of the detailed functionality changes to product, account and customer level processing.

1.9  `Location' means only those premises identified on Schedule 1.

1.10 `Maintenance Fee' means that fee for the time being in effect for the provision of the Maintenance Services hereunder. Such fees and services apply to Basic Maintenance and Special Maintenance Services as specified in this Agreement and Schedule 1.

1.11 `Nonconformity' means a failure of the Software System to process Client's data accurately or to perform functions described in Company's documentation.

(i) Level One: A Major Nonconformity which renders the Software System inoperative.

(ii) Level Two: Any nonconformity which significantly degrades the performance of the Software System or which affects regulatory compliance, including, but not limited to, the calculation of interest, fees and balances, errors affecting the accuracy of customer statements, failure to comply with Federal regulatory requirements or generally accepted accounting principles for financial institutions, and Client's ability to know its financial position.

(iii) Level Three: A nonconformity which has a significant impact on the Client's ability to perform its normal business functions and for which no circumvent procedure is immediately available to Client, including, but not limited to, failure to meet performance criteria established in Section 12.1 of this Agreement.

(iv) Level Four: A nonconformity which negatively impacts the ability of the Client to perform its normal business functions but for which there is a relatively cost effective circumvent procedure immediately available to the Client.

(v) Level Five: A nonconformity which does not fit into any of the above categories.

1.12 `Professional Service Fees' means the number of days or fractions of days worked within each grade multiplied by the daily fee rate as defined on the Schedule(s) 1. Additional fees may be charged for hours worked outside these at the request of Client at the rates previously agreed in writing by Client.

1.13 `Software System' means the standard, unmodified computer programs in object code, unless otherwise specified on Schedule 1, and procedure statements in machine readable form, together with one set of Company standard documentation as listed on Schedule 1. The Software System does not include separate, independent, Complementary and stand-alone modules or subsystems which Client has developed and maintained without Company's assistance.

1.14 `Special Maintenance Services' means any other services as specified on Schedule 1.

1.15 `Specification Nonconformity' means a failure of the modified Software System to operate in accordance with the Functional
Specifications.

1.16 `Taxes' means all sales, use, excise, value added, and other taxes and duties however designated which are levied by any taxing authority having jurisdiction over the Location. Taxes shall not include any levies by any taxing authority which are based upon the net income of Company.

1.17 `Third Party' means any party other than Company's employees or subcontractors and Client.

1.18 `Total License Fee' means the total sum specified as such on Schedule 1 for standard, unmodified modules of the Software System.

1.19 `Upgrades' means changes made to maintain compatibility with new system software releases or to improve upon previously existing features and operations with the Software System. This primarily includes program fixes to the existing Software System. If Client is receiving Basic Maintenance Services, Upgrades are provided without charge to the Client.

1.20 `Use' means copying or loading any portion of the Software System from storage units or media into any equipment for the processing of data by the Software System once so loaded, or the operation of any procedure or machine instruction utilizing any portion of either the computer program or instructional material supplied with the Software System. Use is deemed to occur at the Location where any of the above processes happen. Use is limited to type of operations described in Company documentation solely to process Client's own work and that of affiliate financial institutions. Use specifically excludes any service bureau or time-share services to unaffiliated third parties without prior written consent by Company and payment by Client of additional fees in accordance with mutually agreed terms.

1.21 `Workday' means Company's working day for the purposes of this Agreement, as specified on Schedule 1.

1.22 `Release' means an official product delivery that changes the formal release designation. If Client is receiving Basic Maintenance Services, Releases are provided without charge to the Client.

1.23 `License' means the rights to Use or have access to the Software System as defined in this Agreement.

2.  License to Use the Software System

2.1 Company agrees to furnish the Software System to Client and does hereby grant to Client a non-exclusive, nontransferable License to Use the Software System at the Location to process up to the designated number of Accounts as specified on Schedule 1.

2.2 Client may change the Location, without cost to Client, in the event Client transfers its data processing department to a new location within the same country as the Location. Client will provide Company with fifteen (15) days advance notice of any proposed transfer of operations. In the event the Computer System becomes temporarily unavailable, Client is authorized to use the Software System for primary processing functions on a temporary and emergency basis on a backup computer system leased, acquired by or available to Client until such time as the availability of the Computer System is restored. The parties agree that the temporary extension of the Software System licenses granted hereunder shall be adequate to permit Client to take full advantage of its disaster recovery and contingency data processing plans.

2.3 The Company, prohibits the copying of any portions of the Software System except that Client may copy reasonable quantities of any standard end user documentation; and may copy machine language code, in whole or in part, in reasonable quantities, in printed or electronic form, for use by Client at the Location for archive, back-up or emergency restart purposes, or to replace copy made on defective media. The original, and any copies of the Software System, or any part thereof, shall be the property of Company.

2.4 Client shall maintain any such copies and the original at the Location and one Client archive site in the same country as the Location, which site is specified on Schedule 1 "the Archive Site". Client may transport or transmit a copy of the Software System from the Location or the Archive Site to another location in the same country as the Location for back-up use when required by Computer System malfunction, provided that the copy or original is destroyed or returned to the Location or Archive Site when the malfunction is corrected. Client shall reproduce and include Company's copyright and other proprietary notices on all copies, in whole or in part, in any form, of the Software System made in accordance with this Section.

2.5 Company grants to Client the right to Use any modifications furnished or authorized by Company pursuant to this Agreement.

3.  Professional Services Terms

3.1 In consideration of the payment to Company by Client of the cost of all items and services provided and any other expenses incurred by Company in connection with this Agreement, Company hereby agrees to provide personnel in accordance with the terms and conditions set out in this Agreement.

3.2 All work which is to be performed by Company hereunder shall be based upon the preliminary Business Requirements listed on Schedule 3. Client shall utilize Schedule 3 to provide Company with all necessary information concerning its requirements for modifications to the Software System or other information requested by Company related to Company's performance of its obligations under this Agreement. Any estimates of costs and completion dates listed on the Schedules are referenced solely for the purpose of allowing Client to plan its budgets and schedules based upon the then available information.

3.3 Company shall provide a Preliminary Project Plan based upon the Business Requirements which shall be incorporated as Schedule 4 when appropriate. The parties agree that they shall use their best efforts to complete and validate Schedule 4 within sixty (60) days of the Effective Date. Schedule 4 shall contain a preliminary listing of the nature and timing of tasks for the project, some of which are to be performed by Company and some by Client. Company shall utilize reasonable efforts to meet the dates set forth in the Project Plan or any replacement thereof.

3.4 Company will provide installation, conversion or training to Client for the Software System, in accordance with Schedule 4, the fees therefore shall be as specified on Schedule 1. The timing of any installation, conversion and training shall be as specified in the Project Plan mutually agreed upon by the parties.

3.5 In the event that Company is to provide modifications to the Software System, the modifications shall be based upon specifications created by Company and approved by Client as provided below:

(i) During the phase referred to on the Project Plan as "Functional Specifications", Company may develop Functional Specifications based upon the descriptions contained on Schedule 3 for Client's written approval. Company shall not be obligated to perform any further development work until Functional Specifications have been accepted in writing by Client which acceptance shall not be unreasonably withheld or unduly delayed.

(ii) At anytime and from time to time prior to acceptance of the Software System, Client, by written notice to Company's project manager, may request changes to the Functional Specifications ("Change Orders"). Promptly upon receipt of a Change Order, Company shall give notice to Client describing the cost and time implications of such a Change Order, including without limitation, the impact on Company's charges and the Project Plan. The parties shall mutually agree in writing concerning the impact of any Change Order, and Company shall not implement any Change Order without prior written authorization from Client.

(iii) The Project Plan shall also set forth the time period after the acceptance of the Functional Specifications within which Company shall prepare an acceptance test script for the adaptations described therein when appropriate. The requirement for an acceptance test script is based on the size and complexity of the project.

(iv) The Software System modifications shall be deemed to have been accepted by Client either upon the completion of a formal Acceptance Test (as set forth in Client's test scripts) or ninety (90) days after delivery of the modified Software System, whichever occurs first. Acceptance by Client will not be unreasonably withheld or unduly delayed. Client agrees promptly to notify Company in writing (and with reasonable particularity) upon conclusion of the Acceptance Test or earlier upon discovery of any Specification Nonconformity's disclosed by such testing or use. Company shall correct any Specification Nonconformity's disclosed by such testing without further charge to Client within a reasonable time of Client's notice.

3.6 The Professional Services Fees are based on a workday as defined on Schedule(s) 1. Additional Professional Services Fees may be charged for hours worked outside these at the request of Client at the rates previously agreed in writing by Client.

3.7 If support is primarily required in part days, Company may notify Client that an hourly fee rate shall apply. The hourly rate will be calculated pro-rata of the stated daily rate unless otherwise agreed.

3.8 The daily rates quoted in the table will be valid for twelve months from the effective date listed on the relevant Schedule 1. Thereafter, they will be subject to change by Company on one-month's prior written notice for the next twelve month period.

4.  Basic and/or Special Maintenance Services

4.1 In consideration of the payment to Company by Client of the Maintenance Fee, Company agrees to furnish to Client Basic and/or
Special Maintenance Services as described and subject to the terms and conditions contained in this Agreement.

4.2 Client may elect to receive Basic Maintenance Services and/or Special Maintenance Services by designating the services selected on Schedule 1.

4.3 Company shall maintain the Software System in compliance with applicable Federal regulations, and generally accepted accounting principles which affect financial institutions. Company will make its reasonable best efforts to alleviate any condition which may result in Client sustaining penalties and/or unfavorable review by regulating agencies in the event of Company's failure to provide Upgrades and/or Enhancements within time deadlines established by regulators.

4.4 Client agrees to train current and future employed staff members on the technical and user operations of the Software System. If the Client chooses, training can be provided at the Company's location or at the Client's location at the then current training rates. Phone training will also be invoiced at the said rate.

(i) Professional Services Fees paid by the Client for the installation, conversion and base training, as specified in Schedule 1, shall include thirty five (35) days of training which the Company will deliver to the Client's staff. Client will limit training class size to a maximum of ten (10) students. Client may, at its discretion, select from any of the beginning or advanced curricula which the Company offers in its then current course catalog.

(ii) Client may, at its discretion, receive additional days of training for its staff at the published then-current fees.

4.5 As part of Basic Maintenance Services, Company shall provide telephone support for reporting of Level One, Two, and Three Nonconformity's twenty-four hours per day, seven days per week. Company shall provide services to correct or resolve any other Nonconformity of the Software System only on Workdays, Monday - Friday 8:00 to 5:00 EST excluding bank holidays. Telephone cost for remote dial-up is Client's expense.
Company may utilize remote diagnostic software and dial-up telephone lines in providing these services.

4.6 Company and Client shall promptly assign such technical personnel as are necessary to identify, isolate, and reconstruct any reported Level One Nonconformity and, provided that such Nonconformity is capable of reconstruction and is due to a defect in the Software System, Company and Client shall utilize its best efforts to correct or utilize a circumvent procedure to restore system operation within twenty-four hours of Company's receipt of the call or before the next occurrence of the Nonconformity, whichever is earlier. Company shall be responsible for travel of Company personnel incurred during the resolution of the Level One Nonconformity.

4.7 Company and Client shall use its best efforts to correct or adopt a circumvent procedure with respect to a Level Two Nonconformity within forty-eight (48) hours of its receipt of the Level Two Nonconformity report.

4.8 Company and Client shall use its best efforts to correct a Level Three Nonconformity within five (5) business days of its receipt of the Level Three Nonconformity report by providing a circumvent procedure or code, whichever is most reasonable.

4.9 Company shall use its best efforts to adopt a circumvent procedure with respect to a Level Four Nonconformity within five (5) business days of its receipt of the Nonconformity or the next occurrence of the issue. If a circumvent procedure has been adopted, Company may deliver a software coded correction to the Level Four Nonconformity with the next scheduled base release of the Software System that is still open for development changes at the time of the notice of the Level Four Nonconformity, whichever is earliest.

4.10  Company shall use its best efforts to correct a Level Five
Nonconformity with the next Software System Release open for development at the time of the notice of the Level Five Nonconformity.

4.11 Should Company's review of the Level One, Two or Three Nonconformity indicate, in Company's reasonable opinion, that the reported problem is not in the Software System but is due to Client's abuse or misuse of the Software System, or by a modification or addition to the Software System not performed by Company (inclusive of the integration of Third Party products with the Software System), or by Client's failure to properly maintain the Computer System or to install the required System Software release as instructed by Company, then:

(i) Client agrees, if required by Company, to reimburse Company the related costs of work performed by Company in investigating the problem including related system calculated on a time-and-materials basis at Company's then standard professional service rates, and

(ii) Company, on request of Client, shall advise Client whether Company can correct or assist in resolving such problem, and the terms under which Company shall undertake the same, and on written acceptance by Client shall correct or assist in resolving the problem in accordance with such terms.

4.12 Maintenance Fees cover twenty (20) hours of support per month through Client's acceptance of Software System at conversion and, thereafter, ten (10) hours of support per month for support not related to Nonconformity's. If such support hours are greater than those specified, Client will be contacted and invoiced for hourly support at the Company's then current rates.

4.13  The initial Maintenance Fee and adjustment terms are specified on
Schedule 1. Maintenance Fees shall be subject to annual increases and shall also be subject to increase following delivery of separately priced Enhancements or changes in the maximum number of accounts that can be processed as specified in the Agreement.

4.14 All such increases to the Maintenance Fee shall be incorporated by amending Schedule 1.

4.15  Invoicing of the Maintenance Fee will commence as specified on
Schedule 1.

4.16 State regulatory requirements will be addressed by the following process:

(i) If Base Maintenance is in effect, Company will make available any CBS software it has ownership or rights to license (there may be additional licensing fees and/or services fees for non-CBS products) of which has been written for such requirement.

(ii) Client may request Professional Services as defined in Section Three (3. Professional Services Terms) to fulfill or supplement requirements. In such event, Company will attempt to coordinate need across client base in order to pool resources and expenses.

5.  Use Of And Rights To Company's Work Product

All information, reports, studies, object or source code, flow charts, diagrams and other tangible or intangible material of any nature whatsoever produced by or as a result of any of the services performed hereunder shall be the sole and exclusive property of Company or its corporate parent. Client shall be entitled to Use all such work product produced by Company in accordance with the terms and conditions of the License and Service Agreement. Nothing contained in this Agreement shall be deemed to provide greater rights with respect to the Software System, as modified for Client's use herein, than those provided in the Agreement.

6.  Term

6.1 The term of the License grant shall begin on the Effective Date and continue in perpetuity unless terminated earlier as provided herein.

6.2 The provision of the Basic Maintenance Services by Company shall commence sixty (60) days from Effective Date specified on Page 1 hereto and shall continue for a period of five years.

6.3 A Maintenance Services agreement may be renewed for successive one year terms at Company's then current fees for all modules then under Agreement.

7.  Delivery

The Company agrees to deliver the Software System to the Location in accordance with the schedule contained in Schedule 4.

8.  Payment

8.1 Company shall add to each invoice for reimbursement by Client an amount equal to any applicable Taxes. Company shall remit such Taxes to the appropriate taxing authorities.

8.2 Each payment to be made to Company under this Agreement shall be paid by Client, in funds as specified on Schedule 1, within thirty (30) days of the date of an invoice in respect thereof and the time of payment shall be of the essence of this Agreement.

8.3  If the whole or any part of any invoice remains outstanding for thirty
(30) days or more, Client shall pay an agreed late charge calculated at the rate of one and one half percent (1-1/2%) per part or complete month on the overdue balance. Company shall pay the same late charge on the amount of any credit due to Client for sums previously paid by Client which were the subject of a dispute resolved in Client's favor.

8.4 Except as expressly provided in this Agreement to the contrary, Client agrees to pay the reasonable travel and living expenses in accordance with Company's then current travel policy, of any employees of Company and its authorized contractors who render services at either the Location or any other Client site in connection with the activities described in this Agreement. All expenses shall be itemized on invoices submitted by Company and shall be due and payable upon presentation of each invoice as provided herein.

9.  Performance

9.1 Client shall give Company full access to the Location, the Software System, and the Computer System to enable Company to provide Services and shall make available information, facilities, and services reasonably required by Company for the performance of its obligations under this Agreement.

9.2 Work in determining the nature of any problem or in making corrections, amendments, or additions to the Software System may be carried out at Company's site or at the Location at the discretion of Company.

9.3  Client agrees to operate the Computer System and Software System.

10.  Rescheduling

If Client is unable to provide access to required facilities or personnel or is unable to meet its tasks assigned on Schedules 3 and 4 within 5 business days, Company will endeavor to reschedule tasks to minimize the non-productive time arising. If such non-productive time is expected to be significant, Company will at its discretion reassign its personnel to other suitable work.

11.  Schedules

The attached Schedules form part of and are included in this Agreement.

12.  Warranties

12.1 The Company represents and warrants that the Software System will perform the functions specified in the Documentation identified on
Schedule 1.

(i) For a period of ten (10) days after first quarter end following initial conversion, and/or installation of Enhancements, Upgrades, and Releases, Company will promptly provide replacements or corrections to any part of the Software System which does not so perform where such failure is material and is notified in writing to Company within such period. This warranty shall not apply if the problem has been caused by unauthorized amendment to the Software System, or by incorrect Use.

(ii) Company acknowledges that the Software system is designed to operate on the Computer System specified on Schedule 2 and will meet the following operating performance criteria:

A)  "Processing Window" not to exceed four (4) hours for 100,000
Accounts or six (6) hours for 200,000.

B) Average internal processing (point-to-point within AS/400) of on-line transactions of not more than one (1) second.

The conditions under which these test results can be duplicated by Client are as follows:

a)  Client's acquisition of the AS/400 configuration outlined on
Schedule 2 of this Agreement.

b) Operation of the Software System in accordance with the operating instructions provided in the Documentation.

c)  Company approved memory and machine operating system parameters.

d) Disk capacities are maintained under an eighty percent (80%) total disk saturation level.

e) Batch jobs are not run concurrently in the same memory and machine pools (partitions) with interactive jobs.

f) The A/S400 is operated utilizing version V3R6 or equivalent operating system and the test is conducted utilizing an unmodified version of the Software Systems release 9603.

g)  Account mix does not exceed sixty-five percent (65%) Transaction
Accounts.

h) "Processing Window" is defined as from the first CBS nightly processing step through statement processing, backups and report production.

i) Processing Windows measurement will be done only with CBS products.

Upon notification by Client to Company of the Software Systems failure to meet the criteria set forth in (A) and/or (B) stated above, Client shall provide written documentation supporting such claim, and Company will immediately commence to verify and correct the failure. In the event such failure can be corrected through modification of the Software System, Company shall, at its sole cost and expense, promptly make such modification. In the event such failure can be corrected only through utilization of more powerful or additional hardware and/or operating system software, Company shall procure and pay for such hardware and/or operating system software for Client at Company's then current actual cost for the required hardware and/or operating system software. In either event, Company will conduct these services in a timely manner as to not disrupt the daily business operations of the client.

The foregoing represents Company's sole obligation and Clients' sole remedy for a failure of the Software System to meet the performance criteria outlined above.

(iii) Both parties acknowledge that the warranties given by Company are conditional upon the procurement and maintenance by Client of the Computer System in accordance with such configuration and that use of the Software

System's ad hoc query commands will be limited during Client's normal business hours.

12.2 The Company's obligation under the warranty stated in the foregoing paragraph shall be to repair or replace defective or non-conforming parts of the Software System at its own expense and within a reasonable time. In the event that the Company is unable to repair or replace the defective or non-conforming parts of the Software System, the Company shall refund to Client the license fees previously paid to the Company for the defective part.

12.3 The Company represents and warrants it has the right to license the use of the Software System (and any adaptations by Company thereto) and that such Software System and adaptations will not infringe or violate any third party's patent, copyright, trade secret, trademark, service mark or other intellectual property rights.

12.4 Company represents and warrants that the Services described in this Agreement shall be performed in a workmanlike manner and in accordance with standards applicable to the financial software services industry.

12.5 Company represents and warrants to Client that to the best of the Company's knowledge that the Software system shall be free of any viruses, hidden program or intentionally harmful, destructive or disabling mechanism or devices and support the year 2000 calendar.

12.6 Company represents and warrants to Client that the Software furnished here operates in compliance with and conforms to all applicable federal rules and regulations.

12.7 THE WARRANTIES STATED ABOVE ARE LIMITED WARRANTIES AND ARE THE ONLY WARRANTIES MADE BY COMPANY. COMPANY DOES NOT MAKE, AND CLIENT HEREBY EXPRESSLY WAIVES, ALL OTHER WARRANTIES OF MERCHANTABILITY AND FITNESS
FOR A PARTICULAR PURPOSE. THE STATED EXPRESS WARRANTIES ARE IN LIEU OF ALL LIABILITIES OR OBLIGATIONS OF COMPANY FOR DAMAGES ARISING OUT OF OR IN CONNECTION WITH THE USE OR PERFORMANCE OF THE SOFTWARE SYSTEM.

13.  Indemnity

13.1  Notwithstanding Company's disclaimer of consequential damages in
Section 14 hereof, Company shall defend, indemnify and hold harmless Client, its directors, officers, members, employees and agents and their heirs, successors and assigns from and against any and all claims, demands, actions, liabilities, losses, damages and expenses, including, without limitation, settlement costs and reasonable attorneys' fees, arising out of or relating to an actual or alleged infringement or violation of any third party's trade secrets, trademark, copyright, patent or other intellectual property rights, (the "Intellectual Property Rights") in connection with the use of the Software System. Company's obligation pursuant to the immediately preceding sentence is subject to the following conditions: (i) Client shall give Company prompt written notice of all actions, claims or threats against Client of infringement of any Intellectual Property Rights; (ii) Client shall permit Company to elect to assume complete control of such claims at its sole discretion and expense; and (iii) Client shall cooperate with Company in defending against claims, including making known or available to Company all records and documents pertaining to claims upon reimbursement of all costs associated with provision or reproduction thereof.

13.2 If use of the Software System is prohibited by either judicial action or agreement, Company, at its own expense, shall elect either (i) to procure for Client the right to continue using the Software System; or
(ii) to replace as soon as practicable the Software System with a non-infringing product which has substantially similar functional capability; or (iii) to modify the Software System so that it becomes non-infringing without any material loss of functionality; or (iv) to remove the Software system and any interdependent product whose function is significantly impaired by the removal of the infringing Software System and refund Client any amount equal to the license fees paid to Company for the affected portion of the Software System as depreciated and accept the return. Such depreciation shall be calculated as an equal amount per year during the useful life of the Software System as determine by Company and agreed to by Client based on generally accepted accounting principles.

13.3 The foregoing sites the entire liability of Company for the infringement of any Intellectual Property Rights of a third person by the Software System or any parts thereof, and Client hereby expressly waives any other liabilities on the part of Company arising therefrom.

13.4  The Company shall have no liability for any claim which is based upon

(a) the Use of any part of the Software System in combination with Materials or software not provided or installed by Company; or

(b)  modifications made by Client or any Third Party.

14.  Limitation of Liability of the Parties

14.1  Each party shall indemnify and hold the other harmless against any

(a)  loss of or any damage to any tangible property or

(b)  injury to or death of any person;

caused by the negligence of, breach of statutory duty by, or willful misconduct of the indemnifying party's employees, agents, or sub-contractors.

14.2 COMPANY AND CLIENT SHALL HAVE NO LIABILITY WITH RESPECT TO THEIR OBLIGATIONS UNDER THIS AGREEMENT OR OTHERWISE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, CONSEQUENTIAL, OR INCIDENTAL DAMAGES, WHETHER IN TORT OR IN CONTRACT, EVEN IF IT HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. IN ANY EVENT, THE LIABILITY OF COMPANY TO CLIENT FOR ANY REASON AND UPON ANY CAUSE OF ACTION WHATSOEVER SHALL BE LIMITED TO THE AMOUNT OF ANY LICENSE FEE WHICH CLIENT HAS PAID TO COMPANY AS OF THE DATE ON WHICH SUCH CAUSE OF ACTION ACCRUES.

15.  Title

15.1 Nothing in this Agreement shall convey to Client any title to or any rights in the Software System including but not limited to all proprietary rights or ownership of any modifications. The Client's sole right in relation to the Software System or any modifications is to Use the same for the duration of this Agreement under the terms and conditions herein contained.

15.2 The Software System and all modifications, Enhancements, or Upgrades made to the Software System and all patents, copyrights, or other proprietary rights related to each of the above are the sole and exclusive property of Company, whether made by Company, Client, or any of their employees or agents.

16.  Non-Disclosure

16.1 Client acknowledges that Company represents and warrants to Client that: (a) the Software System, including all specifications, work product, translations and other materials developed by Company, and (b) the terms and conditions of this Agreement contain highly confidential, unique, secret and valuable information of Company. Client agrees that it shall not decompile, disassemble or reverse engineer the Software System and that it shall not sell, transfer, publish, disclose, display or otherwise make available to others the Software System, any materials relating to or forming a part of the Software System or any other proprietary information of Company without the prior written consent of Company. Client agrees to secure and protect the Software System and proprietary information and to take appropriate action with its employees who are permitted access to such materials to satisfy its obligations hereunder. Client further agrees that it shall use commercially reasonable efforts to assist Company in identifying and preventing any use or disclosure of any portion of the Software System or proprietary information. All obligations and undertakings of Client relating to confidentiality and nondisclosure, whether contained in this Section or elsewhere in this Agreement, shall survive the termination of this Agreement for any reason.

16.2 Either party shall protect the other parties Confidential Information from disclosure with the same degree of care afforded by its own confidential information. All obligations and undertakings of either party specified herein with respect to Client Confidential Information shall survive the termination of this Agreement for whatever reason.

16.3 Client shall permit Company's authorized representatives at all reasonable times during Client's normal hours of operation to audit Client's Use at the Location to determine that the provisions of this Agreement are being faithfully performed. Such audits will be conducted at the Company's expense. Any such audit shall be conducted in such a manner as to minimize the disruption to Client's business and/or the Use of the Software System.

16.4 Either party shall promptly notify the other if it becomes aware of any breach of confidence relating to either parties confidential or proprietary information and give each other party all reasonable assistance in connection with investigation of same thereof.

17.  Termination

17.1 The termination of this Agreement shall automatically, and without further action by Company, terminate and extinguish the License, and all rights in and to the Software System shall automatically revert irrevocably to Company. Company shall have the right to take immediate possession of the Software System and all copies thereof wherever located without further notice or demand.

Client may terminate as provided in paragraph 17.2 only the service related portion of the Agreement and shall retain the Use of the Software System as defined in the Agreement. All license fees in
Schedule 1 are retained and due to Company in such event.

17.2  Client may terminate the Agreement:

(i) in the event of a material default by Company that is not cured within the applicable cure period specified in this Agreement, or a reasonable cure period (with the minimum being thirty (30) days if no other cure period is stated) from receipt by Company of written notice specifying the nature of the default with reasonable particularity.

(ii) with thirty (30) days notice to Company. In such case, Client agrees to pay to Company a sum equal to forty percent (40%) of the remaining Maintenance Fees due to Company for the remainder of this Agreement.

17.3 If Client violates any of the Non-Disclosure, Non-Assignment, or License to Use provisions of this Agreement and fails to remedy any such breach within five (5) days of notice thereof from Company, Company may terminate this Agreement without further notice.

17.4 If Client violates or fails to perform any of the terms or conditions other than those specifically expressed in Sub-clause (17.3) and fails to remedy any such breach within thirty (30) days of notice thereof from Company, or if Client shall become insolvent or ceases to do business, then Company may give a written notice declaring this Agreement is terminated at the expiration of such notice period.

17.5 Exercise of the right of termination afforded to either party shall not prejudice legal rights or remedies either party may have against the other in respect of any breach of the terms of this Agreement.

17.6 Client's failure to pay on a timely basis or within cure period as outlined in paragraph 17.2 is cause for termination of this Agreement and the License.

17.7 Upon the termination of this Agreement, Company shall furnish to Client such copies of Client's data files as Client may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable Client to deconvert from the Company system. Client shall reimburse Company for the production of data records and other services at Company current fees for such services.

18.  Force Majeure

Neither party shall be responsible for delays or failures in performance resulting from acts reasonably beyond the control of that party.

19.  Non-Assignment

19.1 In the event of the sale of fifty percent (50%) or more of Client's common stock, or the sale of all or substantially all of Client's assets, or in the event of any merger in which Client is not the surviving organization, Client may transfer this Agreement and the License upon the prior written consent of Company, which consent shall not be unreasonably withheld or delayed.

19.2 If the organization acquiring Client's common stock, assets or surviving a merger is an organization deriving more than five percent (5%) of its gross revenues from providing service bureau, time share, computer software consulting services, computer software licensing or computer hardware sales, Company shall be under no obligation to consent to such transfer.

19.3 Except as expressly provided above, neither party may assign or transfer its rights, duties or obligations under this Agreement to any person or entity, in whole or in part, without the prior written consent of the other party, which consent shall not be unreasonably withheld or delayed. Company will allow Client to assign its rights and duties to an affiliate without the consent of the Company.

20.  Entire Agreement

20.1 This Agreement, together with the Schedules referenced herein constitutes the complete and exclusive statement of the Agreement between the parties as to the subject matter hereof and supersedes all previous agreements with respect thereto.

20.2 Each party hereby acknowledges that it has not entered into this Agreement in reliance upon any representation made by the other party but not embodied herein.

20.3 This Agreement may not be modified or altered except by a written instrument executed by both parties.

21.  Variation

No variation of this Agreement shall be binding on either party unless such variation is incorporated in a revised Schedule to this Agreement and signed by the duly authorized representatives of both parties.

22.  Notices

Any notice required to be given hereunder shall be given by sending the same

(a) by air courier to the addresses as first set out above or to any subsequent address designated by either party for the purpose of receiving notices pursuant to this Agreement, and any notice so sent shall be deemed to have been given five (5) business days after the same was mailed; or

(b)  by confirmed facsimile.

23.  Action

No action, regardless of form, arising out of this agreement shall be brought by Client more than two (2) years after such cause of action shall have accrued.

24.  General Terms

24.1 Dispute Resolution. In the event of any dispute, controversy or claim or any kind or nature arising under or in connection with this Agreement (including disputes as to the creation, validity, interpretation, breach or termination of this Agreement (a "Dispute"), then upon the written request of either party, each of the parties will appoint a designated officer whose task it will be to meet for the purpose of endeavoring to resolve the Dispute or to negotiate for an adjustment to the applicable provision of this Agreement. the designated officers who should be regularly involved in the daily operation will meet as often as the parties reasonably deem necessary in order to gather and furnish to the other all appropriate information with respect to the matter in issue which the parties believe to be appropriate and germane in connection with its resolution. Such officers will discuss the Dispute and negotiate in good faith in an effort to resolve the Dispute or amend the applicable provision without the necessity of any formal proceeding relating thereto. The specific format for such discussions will be left to the discretion of the designated officers but may include the preparation of agreed upon statements of fact or written statements of position furnished to the other party. No formal proceeding for the resolution of the Dispute under Section 24 may be commenced until the earlier occur of (a) the designated officers conclude in good faith that amicable resolution through continued negotiation of the matter in issue does not appear likely, or (b) the 30th day after the initial request to negotiate the Dispute (either such occurrence, the "Arbitration Date").

24.2 Arbitration: Any Dispute that is not resolved informally through negotiation between the parties will be resolved by arbitration as specified herein. Such arbitration shall be held in the City or suburbs of Honolulu, Hawaii, in accordance with the rules of the American Arbitration Association pertaining to the Resolution of Computer Disputes ("AAA Rules") then in effect. The arbitrators shall render a written opinion setting forth their findings of fact and reasoning related to the award. Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction over the parties. The arbitrators shall have the authority to grant any legal remedies that would be available in any judicial proceeding instituted to resolve a disputed matter. During the course of any such Arbitration, each party agrees to continue its obligations in accordance with the terms of this Agreement.

24.3 The prevailing party in an action brought against the other to enforce the terms of this Agreement or any rights or obligations hereunder, shall be entitled to receive its reasonable costs and expenses of bringing such action including its reasonable attorneys fees.

24.4 Company and Client agree that each provision in this Agreement is deemed equally essential to each party.

24.5 The section headings used herein are inserted only as a matter of convenience and for reference and shall not affect the construction or interpretation of this Agreement.

24.6 If any provision of this Agreement is held to be unenforceable, the other provisions shall nevertheless continue in full force and effect.

24.7 The failure of either of the parties to insist upon strict performance of any of the provisions of this Agreement shall not be construed as the waiver of any subsequent default of a similar nature.


IN WITNESS whereof this Agreement has been executed as of the Effective Date set forth on Page 1 by the following duly authorized representatives:

For and on behalf of Client:
By:  /s/ Randall T. Kawano
Title:  Senior VP & CFO

For and on behalf of Company
By:  /s/ John E. O'Malley
Title:  President CBS-USA

License and Service Agreement                      No.  3810162

SCHEDULE 1
Company:     Fiserv Solutions Inc.
Client:     City Bank
Effective Date:     3/27/97
License Section
A.  Software System Based on Number of Accounts Processed   200,000

1. The following modules of the Fiserv Comprehensive Banking Systems software to function on the Computer System listed on Schedule 2 or client provided work stations.

          CBS License Fees
          CBS Core Applications
               Common File
               CIF
               GL
               Loans
               FTMS
               Time
               Tran
               ACH Origination
               Acct. Reconciliation
               Safe Deposit
               Chargeback
          ATM Switch Interface
          ATM Driver Software
          ATM Card Management
          ATM Positive Balance File
          A/I Teller Interface
          CBS Collection System
          Call Report Interface (Sheshunoff)
          Wausau IP/Imaging Interface
          CFI Laser Pro Interface
          VRU (Intervoice) Interface

B.  Complementary Products

          Shatswell Bankaudit
          Regulatory Compliance Monitoring System
          Optical System (Proformance)
          Optical System Interface

          Branch Automation (CFI) Interface
          CRA Reporting System (CFI ProActive)
          MCIF (MPI) Interface
          IPS Organization Interface
          Asset/Liability (Basis) Interface
          Accts. Payable (FTI) Interface
          Invest. Portfolio Interface
          Fixed Assets (FAS200) Interface
          Payroll Acct (Ceridian) Interface
          Currency Reporting Interface
          RAC Currency Reporting System
          COINS Interface
          Mortgage Orig (Contour) Interface
          Insurance Companies Interface
          Counties for Property Tax Interface
          TRW, Equifax, Trans Union Interface
          WireNext Wire Transfer Interface
          CFI LaserPro (Application & Closing)
          CFI Branch Automation

2. System Documentation which are Instruction Manuals for use of the Software System and for the completion of documents for the Software System.

3. Initial license to process up to 200,000 accounts on CBS. Accounts in excess of 200,000 are charged at $75,000 per 75,000 accounts to maximum total charge of $1,750,000.

C.  Location:

2969 Mapunapuna Place - Suite 200
Honolulu, Hawaii  96819

Archive Site:

TBD by Client.

D.  Total License Fee:

Fee of $1,912,187 for Modules will be included in ICC and Fleetwood Financial Corp. (FFC) leases.

Professional Services Section

Workday is defined as 8 hours:

A.  Professional Services Fees

Personnel Grade                                            Daily Rate

IC    Integration Services Coordinator                       $1,200
AP    Analyst Programmer                                     $  880
PM    Project Manager/Senior Consultant/Senior Analyst       $1,000
PL    Project Leader/consultant Analyst                      $2,000
SP    Senior Programmer                                      $1,500
TP    Training Professional                                  $1,500

CPI increases on Professional Services will begin in January 1, 1998 at a rate not to exceed 10% per year.

B.  Professional Services Fees Payment Timetable for Conversion:

Conversion - Installation, Conversion & Base Training
Base Conversion and Implementation Fees for City Bank and ISL   $200,000
City Bank and ISL may be converted together or separately for this fee with the exception of training, which will be limited to the cap
(number of days) in Paragraph 4.4 of the Agreement and travel/living expenses. The payment is schedule is as follows:

     1/3 on signing of Agreement
     1/3 at the earliest of: (i) acceptance of Software System at conversion; (ii) use of any portion of Software System in production;
(iii) no later than December 31, 1998 unless Company has not fulfilled its obligations under this Agreement as it relates to preparing
Software System for acceptance by Client.
1/3 at the earliest of: (i) thirty (30) days after the acceptance of the Software System at conversion; (ii) use of any portion of Software
System in production; (iii) no later than December 31, 1998 unless
Company has not fulfilled its obligations under this Agreement as it relates to preparing Software System for acceptance by Client.

Optional Products Conversion Fees                               $ 96,000
          Payment due at signing of Agreement.

Maintenance Services Section

A.  Maintenance Services for City Bank

Modules:  (Same as Section A.1.)             $30,997.00   ICC Lease
   Monthly Charge                            $21,389.68   FFC Lease
                                             $52,386.68   Total
This amount includes CBS Software, IBM Hardware, IBM Maintenance, Disaster Recovery and State Taxes for IHM Product and Services. The term of this agreement is 60 months.

Basic Maintenance:
   IBM Hardware              Included in ICC Lease
   IBM Software              Included in ICC Lease
For a term of 60 months

Base Maintenance:
   Monthly Charges:          $25,000 for 60 days from effective date
                             $31,600 when conversion is completed
Special Maintenance Services:
   Integration Services:     $  4,000 when conversion is completed
   Project Management        $  2,835 for 2 person days per month

For a term of 60 months, CPI increases on Base Maintenance and Integration Services will begin in month 36 at a rate not to exceed 10% per year.

C.  Maintenance Fee Payment Timetable

Effective Date for Monthly Charge is contract effective date.

Effective Date for Maintenance and Integration Services is at AS/400 installation date.

This Schedule 1 replaces all previous Schedule 1 forms for the Agreement as of the Execution Date noted below.

For and on behalf of Client
By:  /s/ Randall T. Kawano
Title:  Senior VP & CFO

For and on behalf of Company
By:  /s/ John E. O'Malley
Title:  President CBS-USA

Execution Date:

License and Service Agreement               No. 310162

SCHEDULE 2                                Third Party Hardware and
                                          Operating System Software

AS/400 Preliminary Investment
for
City Bank
Honolulu, HI

AS/400 Advanced System Model  500\2142
512MB Main Storage with 71.3GB (58.7GB) Disk Storage
Utilizes Raid-5 Disk Storage Protection
CBKHI016/00942

Qty       Description

  1       IBM 9406-500 System Unit (512MB)
  1       IBM 7857-017 12-19.2 KBPS Modem
  1       IBM 9348-002 Magnetic Tape Unit
  1       IBM 3570-B01 Magstar Tape Subsystem
  1       IBM 3487-HG3 Infowindow
  1       IBM 6400-012 Matix Prt


          Operating Software

          IBM 5716-SS1 Operating System/400 (0-75+ Users)
          IBM 5716-XA1 Clnt Acc/400 Family (PC Support) (0-75+ Users) IBM 5716-PW1 Application Development Tools
          IBM 5716-QU1 Query for OS/400
          IBM 5716-RG1 ILE RPG/400
          IBM 5716-PT1 Performance Tools/400
          IBM 5755-AS4 System Program Order

Total Hardware/Operating Software is included in the ICC Lease. This machine has been configured with the information detailed in the "Enterprise Banking Services Configuration Assumptions Worksheet". A growth factor of 4% per year was added. Any additional growth will be the responsibility of the client.

AS/400 Preliminary Investment
for
City Bank
Honolulu, HI

AS/400 Advanced System Model 400/2131
96MB Main Storage with 11.8GB (7.8GB) Disk Storage
Utilizes Raid-5 Disk Storage Protection
CBKHI017/00942

Qty       Description

  1       IBM 9402-400 System Unit (96MB)
  1       IBM 7857-017 12-19.2 KBPS Modem
  1       IBM 9910-E09 Exide Prestige Ext 1250
  1       IBM 3487-HG3 (AS400 TSP Model)
          Operating Software

          IBM 5716-SS1 Operating System/400 (0-30+ Users)
          IBM 5716-PW1 Application Development Tools
          IBM 5716-RG1 ILE RPG/400
          IBM 5755-AS4 System Program Order

Total Hardware/Operating Software is included in the ICC Lease. This machine has been configured with the information detailed in the "Enterprise Banking Services Configuration Assumptions Worksheet". A growth factor of 4% per year was added. Any additional growth will be the responsibility of the client.

License and Service Agreement                  No. 3810162

SCHEDULE 3                         Business Requirements
To Be Agreed Upon Findings of the
Operations Audit.  This should include
each party's responsibilities and a
formal sign-off procedure.)

Company:    Fiserv
Client:     City Bank
Effective Date:   3/27/97

The Business Requirements referred to in this schedule are not committed. Customer may elect to commit to part or all of the Business Requirements by notifying Company in writing. The cost estimates are committed to by Company for 90 days from Effective Date.

LOANS

Loan mod to include transaction history and insurance paid and not show payment reversals on year-end statements. PSR0002613
     Due 3-98
     Response:  $30,800 & $6,160 annually

Loan mod to establish a initial rate cap. In other words two caps are needed, one for initial rate, one for all subsequent. PSR0002615
     Due 3-98
     Response:  $55,000 & 11,000 annually
     Work around - use of ticklers.

Mod to track FASB fees and costs separately instead of net.  PSR0002618
     Response:  $83,600 & $16,720 annually
     Work around - download information into a spreadsheet.

Loan prepayment penalties (3 different calculations). CB/ISL provided specifications. PSR0002744
     Due Day 1
     Response:  $79,000 & $15,800 annually
Work around - attach a memo to the account stating penalty when the account is opened. When account is being closed, memo would alert operator to manually calculate the penalty.

Modify loan system to output an escrow paid file for automatic distribution. PSR0002743
     Response:  $74,600 & $14,920 annually

Balloon maturity should not cause late fee at balloon amount.  PSR0002630
     Due Day 1
     Response:  $26,400 & $5,280 annually.
     Work around - create a tickler with the next review date slightly less than the maturity date. Turn off the late fee, turn the late fee back on when loan is refinanced.

Each quarter savings loans are analyzed, for loans with no interest payments for the previous 60 days, they automatically charge back all interest owed at the end of the quarter and withdraw from the pledged collateral. This includes the printing of delinquent notices and charge back notices to applicable customers. PSR0002643
     Due 3-98
     Response:  $48,620 & $9,724 annually
     Work around - Query and manual debit. CB indicated there were not many of these.
Mod for Equity Lines and Credit Lines. As per G. Brueckman, a modified payment type `5' is needed. PSR0002745
          Due Day 1
          Response:  $9,680 & $1,936 annually
Mod to create a macro which will execute a query to bring payoff information into a word document. PSR0002739
          Due Day 1
          Response:  $23,000 & $4,600 annually
Mod to BCAS collection system to extract loans by delinquency days by product type.
          Due Day 1
          Response:  $1,000 as per Dan Lewis of Uni-source.
Mod for `step' loans where the interest rate is fixed for the first 5 years, then adjusted once to a specified rate? PSR0002740
          Due 3-98
          Response:  $30,600 & $6,120 annually
Mod to increase the number of escrows attached to a loan to 99.  PSR0002742
          Due 3-98 - Doubtful
          Response:  $123,000 & $24,600 annually
Mod for loan collateral holds to be based on the loan principal balance plus 10%. PSR0002642
          Due 3-98
          Response:  $7,920 & $1,584 annually
Miscellaneous

ISL currently offers a service where customers can have the bank transfer funds and pay bills for the customer either through the ACH or via mailing a check. CBS can accommodate the transfers and ACH processing but can not create the check. Stephen Ching has requested that CBS supply a modification bid however this does not represent a day one issue and further analysis would be done by City Bank to determine if this service will continue. PSR0002746
          Due 3-98
          Response:  $39,400 & $7,880 annually

Compliance Issues

Escheat - report all accounts without customer contact for 5 years as of 6/30 annually; report end of October and end of April. Flag as of 6/30 and stop paying interest as of 12/1 on these accounts. Allow non-monetary customer contact to reactivate account. PSR0002644
     Due 4-98
     Response: $29,480 & $5,896 annually




For and on Behalf of Client
By:  /s/ Randall T. Kawano
Title:  Senior VP & CFO


For and on Behalf of Company
By:  /s/ John E. O'Malley
Title:  President CBS-USA

License and Service Agreement                     No.  3810162





SCHEDULE 4                    Preliminary Project Plan

Company:    Fiserv
Client:     City Bank
Effective Date:     3/27/97


It is acknowledged by Customer and Company that target conversion dates are as follows:

March 20, 1998 for City Bank

May 22, 1998 for ISL.

The attached Project Plan will be modified to reflect these dates. Activities and tasks will remain the same unless mutually agreed upon by both parties.



For and on behalf of Client
By:  /s/ Randall T. Kawano
Title:  Senior VP & CFO


For and on behalf of Company
By:  /s/ John E. O'Malley
Title:  President CBS-USA



Confidential US Comb 05/15/96	1
__________
Initials