Form 10-Q
period 1997-09-30
CB BANCSHARES INC/HI
filed 1997-11-04
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997


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


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at October 31, 1997 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
------------------------------------------------------------------------------
                                     September 30,  December 31, September 30,
                                          1997          1996           1996
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   40,941    $   56,632     $   60,637
Federal Funds Sold and securities
     purchased under agreement to resell    6,505           -            4,005
     Held-to-maturity                      91,526        97,831         17,161
     Available for sale                   115,150       138,199        146,323
     Trading                                  -             -              -
     Restricted investment securities      26,772        25,100         24,603
Loans held for sale                        19,242         5,629          2,981
Gross loans                             1,047,171     1,031,554      1,093,755
     Less allowance for loan losses       (17,789)      (15,431)       (15,619)
Net Loans                               1,029,382     1,016,123      1,078,136
Premises and equipment                     19,189        18,227         17,355
Other assets                               28,500        29,002         28,280
Goodwill                                    9,788        10,426         10,639
------------------------------------------------------------------------------
Total assets                           $1,386,995    $1,397,169     $1,390,120
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                 $   99,889    $  113,043     $  112,735
  Interest bearing                        862,890       838,867        845,531
------------------------------------------------------------------------------
     Total deposits                       962,779       951,910        958,266
Short-term borrowings                     126,585       208,681        219,958
Other liabilities                          22,414        22,342         21,714
Long-term debt                            151,376        94,825         74,829
------------------------------------------------------------------------------
     Total liabilities                  1,263,154     1,277,758      1,274,767
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          54,055        49,878         46,743
Unrealized valuation adjustment             1,155           902            (21)
Total stockholders' equity                123,841       119,411        115,353
------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,386,995    $1,397,169     $1,390,120
==============================================================================

                                                         CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                                                         CONSOLIDATED STATEMENT OF INCOME
 (in thousands, except per share data)                      Quarter ended                Nine months ended
------------------------------------------------------------------------------------------------------------
                                                    September 30, September 30    September 30,   September 30,
                                                        1997          1996            1997            1996
------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $23,474        $24,779        $69,312         $73,110
  Interest and dividends on investment securities
    Taxable                                             3,912          2,269         12,083           7,613
    Non-taxable                                            47            191            150             276
    Dividends                                             513            506          1,424           1,377
  Other interest income                                   236            499            938           1,434
-------------------------------------------------------------------------------------------------------------
         Total interest income                         28,182         28,244         83,907          83,810

Interest Expense
  Deposits                                              9,201          8,717         26,440          26,357
  Short-term borrowings                                 1,632          2,387          8,174           8,464
  Long-term debt                                        2,832          2,061          5,404           5,583
-------------------------------------------------------------------------------------------------------------
         Total interest expense                        13,665         13,165         40,018          40,404
-------------------------------------------------------------------------------------------------------------
         Net interest income                           14,517         15,079         43,889          43,406
Provision for loan losses                               1,517            360          4,067           1,950
-------------------------------------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,000         14,719         39,822          41,456
Other income
  Service charges and fees                                973          1,377          3,064           4,124
  Other                                                   894            463          2,017           3,119
-------------------------------------------------------------------------------------------------------------
         Total other income                             1,867          1,840          5,081           7,243

Other expenses
  Salaries and employee benefits                        4,659          3,856         13,492          17,843
  Net occupancy and equipment expense                   2,833          2,303          8,364           6,915
  Other                                                 4,071          7,069         13,260          17,430
-------------------------------------------------------------------------------------------------------------
         Total other expenses                          11,563         13,228         35,116          42,188
-------------------------------------------------------------------------------------------------------------
         Income before income taxes                     3,304          3,331          9,787           6,511
  Provision for income taxes                            1,202          1,326          3,885           2,586
-------------------------------------------------------------------------------------------------------------
Net income                                            $ 2,102        $ 2,005        $ 5,902         $ 3,925
=============================================================================================================
Per common share:
         Basic Earnings Per Share                     $  0.59        $  0.56        $  1.66         $  1.11
         Diluted Earnings Per Share                   $  0.56        $  0.56        $  1.66         $  1.11
=============================================================================================================

                       CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited) CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)                                  Nine Months ended September 30,
------------------------------------------------------------------------------
                                                         1997          1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 5,902      $  3,925
     Net adjustments to reconcile net income to
       cash used in operating activities                (10,732)       (1,174)
------------------------------------------------------------------------------
     Net cash used in operating activities               (4,830)        2,751

Cash flows from investing activities:
     Net (increase) in federal funds sold and
       securities under agreements to resell             (6,505)       (4,005)
     Purchases of held-to-maturity securities           (51,862)      (60,230)
     Proceeds from maturities of held-to-maturity
       securities                                        58,167            96
     Purchases of available-for-sale securities          (8,309)      (51,466)
     Proceeds from sales of available-for-sale
       securities                                        12,864        40,394
     Proceeds from maturities of
       available-for-sale securities                     18,672       123,858
     Net (increase) decrease in loans                   (15,617)       38,800
     Purchases of premises and equipment                 (3,733)       (2,058)
     Proceeds from sale of premises and equipment         1,825           -
------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                               5,502        85,389

Cash flows from financing activities:
     Net increase (decrease) in deposits                 10,869       (53,217)
     Net (decrease) in short-term borrowings            (82,096)      (19,401)
     Proceeds from long-term debt                        89,672           -
     Principal payments on long-term debt               (33,121)      (26,542)
     Cash dividends paid                                 (1,687)       (3,462)
------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                             (16,363)     (102,622)

     DECREASE IN CASH                                   (15,691)      (14,482)
------------------------------------------------------------------------------

Cash and due from banks at beginning of period           56,632        75,119
-----------------------------------------------------------------------------

Cash and due from banks at end of period                $40,941       $60,637
=============================================================================

                      CB BANCSHARES, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                September 30, 1997

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

In May 1997, HC reassigned the lease to the Association pursuant to an agreement among the Steiner Trust, the Association, HC and its president, and Steiner Trust's lawsuit was dismissed. As a result, the Association currently controls the operation of the 1111 Bishop Street building. However, the agreement did not release the Association from obligations under the lease, or terminate the litigation between the Association and HC. The agreement also established a $5 million cap on the amount of damages the Association can recover from HC with respect to the assignment.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

Consolidated net income for the quarter ended September 30, 1997, totaled $2.10 million, or $0.59 per share, as compared to $2.00 million, or $0.56 per share for the same quarter last year. Consolidated net income for the nine months ended September 30, 1997 totaled $5.90 million, or $1.66 per share, as compared to $3.93 million, or $1.11 per share for the same period last year.

The increase in net earnings for the nine months ended September 30, 1997 was due primarily to the accrual of salaries and benefit expenses related to the Voluntary Separation Program (VSP) in the first quarter of 1996. These expenses amounted to $3.3 million, or $2.0 million on an after-tax basis. Excluding the $2.0 million after tax effect for the VSP, the Company's net earnings for the first nine months of 1996 would have been approximately $5.9 million. See further discussion of the VSP in the section titled, "Other Expenses." Somewhat offsetting the increase in earnings due to 1996's VSP accrual was a $2.1 million increase in the provision for loan losses, and a $350,000 accrual for a special recognition award granted to Mr. Morita, Chairman and Chief Executive Officer under the Retirement Agreement dated March 6, 1997.

The Company's annualized return on average assets (ROA) for the third quarter and nine months ended September 30, 1997 was 0.60% and 0.57%, respectively, as compared to 0.58% and 0.37% for the respective 1996 periods. The Company's annualized return on average stockholder's equity (ROE) for the third quarter and nine months ended September 30, 1997 was 6.84% and 6.50%, respectively, as compared to 6.99% and 4.54% for the respective 1996 periods. Excluding the aforementioned $2.0 million effect of the VSP discussed above, ROA and ROE would have been 0.55% and 6.88%, respectively, for the first nine months of 1996.

NET INTEREST INCOME
A comparison of net interest income for the nine months ended September 30, 1997 and 1996 is set forth below on a taxable basis:

                                           Nine months ended September 30,
                                                   1997        1996
                                                (dollars in thousands)

Interest income                                  $84,056     $83,952
Interest Expense                                  40,018      40,404
                                                 -------     -------
     Net interest income                         $44,038     $43,548
                                                 =======     =======
Net interest margin                                4.47%       4.33%
                                                 =======     =======

Interest income for the nine months ended September 30, 1997 remained relatively flat at $84.06 million, an increase of $104,000 from the $83.95 million for the same period in 1996. Interest expense decreased by $386,000 from $40.40 million to $40.02 million. Net interest income increased by $490,000 for the nine months ended September 30, 1997 versus the same period in 1996.

The weighted average yield on interest-earning assets increased by 20 basis points to 8.54% for the nine months ended September 30, 1997, as compared to 8.34% for the respective 1996 period. The weighted average cost of interest-bearing liabilities increased by 9 basis points to 4.76% for the nine months ended September 30, 1997, in comparison to 4.67% for the respective 1996 period. As a result of the foregoing, the Company's net interest margin increased by 14 basis points to 4.47% for the nine months ended September 30, 1997.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 1997 was $17.79 million, and represented 1.70% of total loans. The ratio at December 31, 1996 and September 30, 1996, was 1.49% and 1.43%, respectively. As shown in the table below, there has been a slight increase in the level of non-performing loans from December 31, 1996, from $27.61 million to $30.34 million as of September 30, 1997. The continued weakness in the Hawaiian real estate market and continued concerns of the State's economic health led to an increase in the provision for loan losses to $4.07 million for the six months ended June 30, 1997, as compared to $1.95 million for the same period in 1996 - see further discussion below.

Changes in the allowances for loan losses were as follows:

                                    Quarter ended            Nine Months ended
                                      September 30,              September 30,
                                   1997        1996            1997       1996
                                               (dollars in thousands)
Balance at beginning of period     $16,967      $15,498     $15,431    $14,576

Provision charged to expense         1,517          360       4,067      1,950

Net recoveries(charge-offs)           (695)        (239)     (1,709)     (907)
                                   --------     --------    -------    -------
Balance at end of period          $ 17,789      $15,619     $17,789    $15,619

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                           9/30/97      12/31/96     9/30/96
                                           ---------------------------------
                                           (dollars in thousands)
Loan accounted for on a
     non-accrual basis                     $25,708       $23,385     $20,349
Loan contractually past due
     ninety days or more as to
     interest or principal payments          2,259         2,379       6,125
                                           ----------------------------------

     Total non-performing loans             27,967        25,764      26,474

Other Real Estate Owned                      2,369         1,844       1,215
                                           ----------------------------------

     Total non-performing assets           $30,336       $27,608     $27,689
                                          ===================================

Non-performing assets at September 30, 1997 totaled $30.34 million, an increase of $2.73 million from December 31, 1996, and an increase of $2.65 million from September 30, 1996. The increase from September 30, 1996 was mainly due to increases in non-accruing real estate (1-4 family type) loans. In consideration of this, the provision for loan losses for 1997 reflects an increase of $2.1 million over the comparable nine month period in 1996.

OTHER OPERATING INCOME

Other operating income totaled $5.08 million for the nine month period ended September 30, 1997, which compares to $7.24 million for the comparable period in 1996. This decline was primarily attributable to the loss of commissions and fees, and the related gain from the sale of the Bank's credit card portfolio, which was sold to an unrelated third party in 1996.

OTHER OPERATING EXPENSES

Other operating expenses totaled $35.12 million for the nine months ended September 30, 1997, a decrease of $7.07 million over the same period in 1996. The decline in other operating expenses was due primarily to the accrual of $3.29 million in salary and benefit expenses related to the Voluntary Separation Program(VSP)in the first quarter of 1996, and a $2.2 million accrual for a one-time SAIF insurance assessment in the third quarter of 1996.

MERGER OF SUBSIDIARIES AND MEMORANDUM OF UNDERSTANDING

On October 16, 1997, the Company announced that it will not merge its two principal subsidiaries, City Bank and International Savings and Loan Association, Ltd. The two subsidiaries are key players in Hawaii's financial marketplace who have established themselves successfully in serving the needs of important targeted market niches. The Company will, however, continue to integrate and consolidate internal operations and support functions.

On September 11, 1997, City Bank entered into an informal agreement (commonly known as a Memorandum of Understanding) with the Federal Deposit Insurance Corporation (FDIC). The agreement requires, among other things, that City Bank obtain prior FDIC approval for payment of cash dividends, and requires City Bank to reduce certain categories of classified assets to specified levels within time frames set forth in the agreement. The Company does not expect the agreement to result in significant changes from present practices.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note B to the consolidated Financial Statements included herein.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



November 4, 1997                           By /s/ Daniel Motohiro
                                           Daniel Motohiro, Treasurer
                                           and Principal Financial Officer
12


Confidential US Comb 05/15/96	6

___________

Initials