Form 10-Q/A
period 1997-09-30
CB BANCSHARES INC/HI
filed 1997-11-07
CIK 316312

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Item 10 Federal Deposit Insurance Corporation Memorandum of Understanding, dated September 11, 1997

MEMORANDUM OF UNDERSTANDING


The board of directors of City Bank, Honolulu, Hawaii ("Bank"), agrees to take the actions outlined below to correct unsatisfactory conditions disclosed in the joint examination report of the Bank as of the close of business April 1, 1997 ("Report of Examination"), prepared by the Federal Deposit Insurance Corporation and the State of Hawaii, Department of Commerce and Consumer Affairs, Division of Financial Institutions.

1. (a) During the life of this MEMORANDUM, the Bank shall retain management acceptable to the Regional Director of the FDIC San Francisco Regional Office ("Regional Director") and the Commissioner of Financial Institutions of the State of Hawaii ("Commissioner"). Such management shall include a chief executive officer and a senior lending officer qualified to restore the Bank to a sound condition. The chief executive officer shall be given specific written authority by the board of directors. Such written authority shall include the responsibility of implementing and maintaining lending policies and other Bank policies in accordance with sound banking practices.

       (b) Within thirty (30) days from the effective date of this MEMORANDUM, the board of directors shall develop and adopt a management succession plan. Such plan should, at a minimum, designate appropriate replacements for the Chief Executive Officer, the President, and the Executive Vice President in case they are not able to fulfill their duties. A copy of such plan shall be submitted to the Regional Director and the Commissioner for review.

2. Within thirty (30) days of the effective date of this MEMORANDUM, the board of directors shall adopt a formal board resolution to re-affirm its responsibility for formulating sound policies and objectives for the Bank, effectively supervising the Bank's affairs, and actively promoting the Bank's welfare. The board shall further resolve to independently review all matters impacting the Bank, and strive to ensure that all actions are well justified and unequivocally for the benefit of the Bank.

3. (a) Within ten (10) days from the effective date of this MEMORANDUM, the Bank shall eliminate from its books, by charge-off or collection, all assets classified "Loss" as of April 1, 1997, that have not been previously collected or charged-off. Reduction of these assets through proceeds of other loans made by the Bank is not considered collection for the purposes of this paragraph.

      (b) Within ninety (90) days from the effective date of this MEMORANDUM, the Bank shall have reduced the items classified "Substandard" and those items classified "Doubtful" that have not previously been charged-off as of April 1, 1997, to not more than $34,000,000.

      (c) Within one hundred eighty (180) days from the effective date of this MEMORANDUM, the Bank shall have reduced the items classified "Substandard" and those items classified "Doubtful" that have not previously been charged-off as of April 1, 1997, to not more than $31,000,000.


      (d) Within three hundred sixty (360) days from the effective date of this MEMORANDUM, the Bank shall have reduced the items classified "Substandard" and those items classified "Doubtful" that have not previously been charged-off as of April 1, 1997, to not more than $25,000,000.

      (e) The requirements of subparagraphs 3(a), 3(b), 3(c) and 3(d) above shall not to be construed as standards for future operations and, in addition to the foregoing, the Bank shall eventually reduce the total of all adversely classified assets. As used in subparagraphs 3(b) and 3(c), the word "reduce" means, (1) to collect, (2) to charge-off, or (3) to sufficiently improve the quality of assets adversely classified to warrant removing any adverse classification, as determined by the Regional Director and the Commissioner.

4. Within thirty (30) days from the effective date of this MEMORANDUM the Bank shall develop or revise, adopt, and implement written credit administration policies and procedures incorporating recommendations outlined on pages 8.3 to 8.6 in the Report of Examination of the Bank as of April 1, 1997. Such policies and their implementation shall be in a form and manner acceptable to the Regional Director and the Commissioner as determined at subsequent examinations and/or visitations.

5. (a) During the life of this MEMORANDUM, the Bank shall maintain Tier 1 capital in such an amount as to equal or exceed seven and one-half (7.5) percent of the Bank's adjusted Part 325 total assets. Tier 1 capital and Part 325 total assets utilized shall be calculated in accordance with prevailing instructions for the preparation of Reports of Condition.

      (b) The level of Tier 1 capital to be maintained during the life of this MEMORANDUM pursuant to subparagraph 5(a) shall be in addition to a fully funded loan loss reserve, the adequacy of which shall be satisfactory to the Regional Director and the Commissioner as determined at subsequent examinations and/or visitations.

6. (a) Within thirty (30) days of the effective date of this MEMORANDUM, the board of directors shall develop and implement a written dividend policy which is satisfactory to the Regional Director and the Commissioner. Such policy shall consider the Bank's overall condition and growth prospects; define terms such as core and non-core earnings; establish limits on special dividends; provide a mechanism for monitoring capital adequacy; and target an appropriate dividend payout ratio.

      (b) During the life of this MEMORANDUM, the Bank shall not pay cash dividends without the prior written consent of the Regional Director and the Commissioner.

7. Within ninety (90) days of the effective date of this MEMORANDUM, the Bank shall develop and submit to the Regional Director and the Commissioner a viable, written, three-year strategic plan. Such plan shall address both the proposed consolidation of the Bank and International Savings and Loan, as well as the scenario if the two institutions are not merged, including an in-depth cost/benefit analysis; time frames for specific action plans; and proposed organizational and management requirements. The board must establish specific goals, strategies, and priorities for the Bank, and clearly communicate such directives to Bank management.

Such plan shall include specific goals for the dollar volume of total loans, total investment securities, and total deposits as of year end (December 31) 1997, 1998, and 1999. For each time frame, the plan will also specify the anticipated average maturity and average yield on loans and securities; the average maturity and average cost of deposits; the level of earning assets as a percentage of total assets; and the ratio of net interest income to average earning assets. All plan assumptions shall be consistent and clearly defined. The plan and its implementation shall be in a form and manner acceptable to the Regional Director and the Commissioner as determined at subsequent examinations and/or visitations.

8. Within ninety (90) days from the effective date of this MEMORANDUM, the board of directors shall develop a viable deposit program to attempt to increase the core deposit base and reduce reliance on volatile funds such as large certificates of deposits and borrowings. The program shall outline specific strategies, action steps, and time frames. The Bank shall establish acceptable parameters for and effectively manage the use of volatile funds in its asset/liability structure. The program and its implementation shall be in a form and manner acceptable to the Regional Director and the Commissioner as determined at subsequent examinations and/or visitations.

9. Within thirty (30) days from the effective date of this MEMORANDUM, the Bank shall eliminate and/or correct all violations of law which are more fully set out on pages 8.20 to 8.22 of the Report of Examination of the bank as of April 1, 1997. In addition, the Bank shall take all necessary steps to ensure future compliance with all applicable laws and regulations, including such regulations related to intercompany and affiliated transactions.

10. (a) Within thirty (30) days from the effective date of this MEMORANDUM, the Bank shall develop an internal audit program that establishes procedures to protect the integrity of the Bank's operational and accounting systems. The program shall address the deficiencies outlined on pages 8.9 to 8.10 of the Report of Examination of the Bank as of April 1, 1997. The program shall be in a form and manner acceptable to the Regional Director and the Commissioner as determined at subsequent examinations and/or visitations.

      (b) Within thirty (30) days from the effective date of this MEMORANDUM, the Bank shall adopt and implement an internal control program and procedures consistent with safe and sound banking practices. At a minimum, such program shall provide for adequate oversight over intercompany transactions, Bank Secrecy Act compliance, and internal routine and controls, as explained on pages 8.12 to 8.13 and 8.18 to 8.19 of the Report of Examination as of April 1, 1997. Such program, procedures, and their implementation shall be satisfactory to the Regional Director and the Commissioner as determined at subsequent examinations and/or visitations.

      (c) Within sixty (60) days from the effective date of this MEMORANDUM, the Bank shall formulate a plan for implementing the information systems recommendations outlined on pages 8.14 to 8.18 of the Report of Examination. The Bank shall submit to the Regional Director and the Commissioner a copy of the implementation plan to make the organization Year 2000 compliant.

11. Within forty five (45) days of the end of the first quarter following the effective date of this MEMORANDUM, and within forty five (45) days of the end of each quarter thereafter, the Bank shall furnish written progress reports to the Regional Director and the Commissioner detailing the form and manner of any actions taken to secure compliance with this MEMORANDUM and the results thereof. Such reports shall include a copy of the Bank's Report of Condition and the Bank's Report of Income. Such reports may be discontinued when the corrections required by this MEMORANDUM have been accomplished and the Regional Director and the Commissioner have released the Bank in writing from making further reports.

The provisions of this MEMORANDUM shall be binding upon the Bank, and any institution-affiliated party as such term is defined in section 3(u) of the Act, 12 U.S.C. 1813(u), to include, its directors, officers, employees, agents, successors, assigns, and other persons participating in the conduct of the affairs of the Bank.

This MEMORANDUM shall remain effective and enforceable except to the extent that, and until such time as, any provisions of this MEMORANDUM shall have been modified, terminated, suspended, or set aside by the FDIC and the Commissioner.

Dated at San Francisco, California, this       day of                  , 1997.


FEDERAL DEPOSIT INSURANCE CORPORATION

By:
      George J. Masa
      Regional Director



HAWAII DIVISION OF FINANCIAL INSTITUTIONS

By:
      Lynn Y. Wakatsuki
      Commissioner of Financial Institutions














CITY BANK

By Its Board of Directors

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



November 7, 1997                           By /s/ Daniel Motohiro
                                           Daniel Motohiro, Treasurer
                                           and Principal Financial Officer
16


Confidential US Comb 05/15/96	6

___________

Initials