Form 10-K
period 1997-12-31
CB BANCSHARES INC/HI
filed 1998-03-31
CIK 316312

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1997
                                     OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1998, registrant had outstanding 3,551,228 shares of common stock. The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on January 31, 1998 was approximately $125,640,742.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998 are incorporated by reference into Part III and IV.

Exhibit Index on page 92.

ITEM 1. BUSINESS

CB BANCSHARES, INC.
CB Bancshares, Inc. (the "Company") is a bank holding company incorporated in the State of Hawaii in 1980. As a bank holding company, the Company has the flexibility to directly or indirectly engage in certain bank-related activities other than banking, subject to regulation by the Board of Governors of the Federal Reserve System and the Office of Thrift Supervision. The Company has three wholly-owned subsidiaries, City Bank, International Savings and Loan Association, Limited (which the Company acquired in April 1994) and O.R.E. Inc. which are discussed below.

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

O.R.E., Inc.

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

The banking business is highly competitive. The Bank and ISL compete for deposits and loans with six other commercial banks and three other savings associations located in Hawaii. In addition to other banks and savings associations, the Bank and ISL compete for savings and time deposits and certain types of loans with other financial institutions, such as consumer finance companies, credit unions, merchandise retailers, and a variety of financial services and advisory companies, and they also compete for mortgage loans with insurance companies and mortgage companies.

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

The economic growth in the state of California, which was expected to grow 5.4 percent in 1997 after growing 4.8 percent in 1996, is having a positive effect on tourism. Visitor arrivals grew slightly in the first eleven months of 1997 due to an improvement in westbound arrivals (1.2 percent). This increase more than offset the 0.6 percent decrease in eastbound arrivals.

Military spending remains a stable and important source of revenue in Hawaii. Although the U.S. mainland has experienced reductions in defense spending, Hawaii has experienced only a limited reduction due to its strategic location in the Pacific.

The Hawaii real estate market strengthened in 1997 with resales of single family residences up 15.5 percent on Oahu, 24.7 percent on Maui, 18.0 percent on the island of Hawaii, and 22.8 percent on Kauai. Similarly, condominium resales were also up. The Hawaii real estate market improved due to declining mortgage rates and a view that the Hawaiian economy and home prices had bottomed. The combination of lower rates and home prices helped to overcome the affordability issue which has been a major obstacle for the average Hawaii homebuyer.

Hawaii's Real Gross State Product, which grew by 1.1 percent in 1997, is expected to grow at the same 1.1 percent pace in 1998. The declining trend in jobs leveled in 1997 and is expected to reverse course in 1998 and beyond.

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

Savings and Loan Holding Company. As a result of its acquisition of ISL, the Company is subject to OTS regulations as a savings and loan holding company within the meaning of the Home Owners Loan Act ("HOLA"). Among other things, HOLA prohibits a savings and loan holding company, directly or indirectly, from
 (1) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval, (2) acquiring voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, (3) acquiring through merger, consolidation or purchase of assets, another savings institution (whether or not it is insured by the SAIF) or holding company thereof or acquiring all or substantially all of the assets of such institution
 (or holding company thereof) without prior OTS approval.

Proposed Merger of Subsidiaries and Memorandum of Understanding.  On
October 19, 1996, the Company announced plans to merge its two subsidiaries, City Bank and International Savings and Loan Association, Limited, to improve operating efficiency. After subsequent review and analysis by management, the Company announced the decision not to merge the two subsidiaries on October 17, 1997. The Company's decision was based on its desire to preserve the separate market niches in which each subsidiary is successfully serving the community. The Company will, however, continue to consolidate and integrate internal operations and support functions.

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

In September 1997, City Bank also entered into an MOU with the Federal Deposit Insurance Corporation ("FDIC"). The MOU requires, among other things, that City Bank obtain approval from the FDIC for the payment of cash dividends, and to reduce certain classified assets to specified levels within time frames set forth.

Dividend Restrictions. The principal source of the Company's cash flow has been dividend payments received from the Bank. Dividends paid to the Company by the Bank and ISL in 1997 totaled $2.58 million. Under the laws of the State of Hawaii, payment of dividends by the Bank, is subject to certain restrictions, and payments of dividends by the Company are likewise subject to certain restrictions. Under the Memorandum of Understanding with the Federal Reserve Bank of San Francisco, as discussed above, the Company is restricted from the payment of cash dividends without the prior approval of the FRB.

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

OTS regulations impose uniform limitations on the ability of savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. Such regulations utilize a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level. As of December 31, 1997, ISL was classified as a first-tier association under the guidelines discussed below.

In the first tier, a savings association that has capital equal to or greater than its fully phased-in capital requirement (both before and after the proposed capital distribution) and that has not been notified by the OTS that it is in need of more than normal supervision, may make (without application) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. Capital distributions in excess of such amount require advance approval from the OTS.

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

Capital Standards. The Company and the Bank are subject to capital standards promulgated by the Federal Reserve Board, the FDIC, and the Hawaii Division of Financial Institutions. At the end of 1997, the minimum ratio of total capital to risk-weighted assets, provided for in the guidelines adopted by the Federal Reserve Board, including certain off balance sheet items such as standby letters of credit, was 8%. At least half of the total capital is to be comprised of common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of reserves for loan losses ("Tier 2 Capital"). The FDIC's risk-based capital guidelines for state non-member banks of the Federal Reserve System are generally similar to those established by the Federal Reserve Board for bank holding companies.

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

Under the OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating risk-based capital. Such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The director of the OTS, or his or her designee, is authorized to waive or defer an institution's interest rate risk component on a case-by-case basis. The rule is subject to a two-quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. ISL is currently in regulatory capital compliance.

Failure to meet capital guidelines could subject a bank or savings association to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 1997, the Company, the Bank and ISL exceeded applicable capital requirements. The consolidated capital position of the Company at December 31,1997 was as follows:

                                Company ratio         Minimum required ratio
      Risk-based Capital:
          Tier 1 capital ratio      12.73%                      4%
          Total  capital ratio      13.99%                      8%
      Leverage ratio                 7.46%                      4%

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

90 days of origination, shares of stock issued by any FHLB and shares of stock issued by FHLMC or FNMA. ISL was in compliance with the QTL test as of December 31, 1997.

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

Effective June 1, 1997, the IBBEA authorizes an "adequately capitalized" bank, with the approval of the appropriate federal banking agency, to merge with another adequately capitalized bank in any state that has not opted out of interstate branching. Such a bank may operate the target's offices as branches if certain conditions are satisfied. The same national and state deposit concentration limits and applicable state minimum-existence restrictions which apply to interstate acquisitions (as discussed above) also apply to interstate mergers. The applicant also must comply with any non-discriminatory host state filing and notice requirements and demonstrate a record of compliance with applicable federal and state community reinvestment laws. Hawaii enacted an interstate branching and bank mergers law which expressly permits interstate branching under Sections 102 and 103 of the IBBEA.

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

Hawaii law authorizes out-of-state banks to engage in "interstate merger transactions" (mergers and consolidations with and purchases of all or substantially all of the assets and branches of) with Hawaii banks, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii bank must have been in continuous operation for at least five years prior to such an acquisition, unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an "interstate merger transaction" (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) nor to open branches in Hawaii on a de novo basis. Hawaii law imposes no state deposit caps or concentration limits. It also permits the
 State Commissioner of Financial Institutions to waive, on a case-by-case basis, federal statewide concentration limits, in accordance with standards that do not discriminate against out-of-state banks.

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

BIF-insured institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BIF-insured deposits. Rates in the SAIF assessment schedule, range from 0 for institutions in the lowest risk category to 27 cents for institutions in the highest risk category.

Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to BIF in order to avoid higher assessment rates. Accordingly, the FDIC proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act.

Other Regulatory Considerations. The Bank and ISL are also subject to a wide array of other state and federal laws and regulations, including without limitation, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer requirements, the Truth-in-Lending Act, the Truth-in-Savings Act and the Real Estate Settlement Procedures Act.


NUMBER OF EMPLOYEES

As of December 31, 1997 the Company and its subsidiaries employed 546 persons; 510 on a full-time basis and 36 on a part-time basis. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreements.
In January 1996, the Company announced an voluntary separation program to all employees - see further discussion in Management's Discussion and Analysis of Other Expenses.

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

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost and the distribution by category of investment securities at December 31 for the years indicated:

                                       At December 31,
  (in thousands)                   1997      1996      1995
                                 ----------------------------
Held-to-Maturity
State and political subdivisions      101       102       102
Mortgage-backed securities         88,296    97,729     9,142
                                 ----------------------------
                                 $ 88,397  $ 97,831   $ 9,244
                                 ============================

Available-for-sale
U.S. Treasury securities         $ 49,104  $ 51,997  $ 95,257
 and other U.S. government
 agencies and corps.
State and political subdivisions    4,923     3,219     3,470
Mortgage-backed securities         64,306    81,490   106,878
                                 ----------------------------
                                 $118,333  $136,706  $205,605
                                 ============================
Restricted securities
  (See Note A2 to the Company's
   Consolidated Financial
   Statements)                   $ 27,348  $ 25,100  $ 23,226
                                  ===========================

The following table sets forth the maturities of investment securities at December 31, 1997, the weighted average yields of such securities
(calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

                                                 Maturing
                                  within         after 1           after 5
     after
                                  1 year         under 5          under 10
    10 years
Held-to-Maturity               Amount  Yield    Amount  Yield    Amount  Yield
   Amount  Yield
----------------
U.S. Treasury securities
 and other U.S. government
 agencies and corps.          $  -      - %   $     101  6.00%  $  -       -  %
  $  -       -  %
Mortgage-backed securities       -       -        8,932  6.50      -  27  8.79
    79,337  8.98
-----------------
                              $          - %   $  9,033  6.49%  $     27  8.79%
  $ 79,337  8.98%

=================================================================
                                                 Maturing
                                 within          after 1           after 5
     after
                                 1 year          under 5          under 10
    10 years
Available-for-sale             Amount  Yield    Amount  Yield    Amount  Yield
   Amount  Yield
----------------
U.S. Treasury securities
 and other U.S. government
 agencies and corps.          $  6,983  6.14%  $ 31,528  6.29%  $ 10,593  6.86%
  $   -      -  %
State subdivisions                 725  6.51      2,210  5.34        211  6.60
     1,777  6.60
Mortgage-backed securities         414  7.50      2,831  7.34     20,700  6.75
    40,361  7.67
                       --------------------------------------------------------
-----------------
                              $  8,122  6.24%  $ 36,569  6.31%  $ 31,504  6.79%
  $ 42,138  7.62%

==================================================================

A table setting forth information regarding investments in securities, including estimated fair value and carrying value of such securities is included in Note B to the Company's Consolidated Financial Statements.

LOAN PORTFOLIO

Total loans at December 31, 1997 increased to $1,054.75 million, a 1.71% increase over the previous year-end. The increase in total loans was primarily due to increases in commercial and real estate construction lending. A comparative breakdown of the portfolio and interest and fees earned on loans during 1997 and 1996 are presented below:

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

                                                  At December 31,
(In thousands)                      1997         1996        1995         1994
      1993
                           ----------------------------------------------------
------------
Commercial and financial        $  186,418   $  170,228  $  168,497  $  167,460
   $163,394
Real estate - construction          41,069       28,699      18,408      24,448
     12,983
Real estate - mortgage             747,897      753,676     851,242     797,997
    294,855
Installment                         79,363       84,456      90,378      91,738
     81,016
                           ----------------------------------------------------
------------
                                $1,054,747   $1,037,059  $1,128,525  $1,081,643
   $552,248

================================================================

Commercial and financial. Loans outstanding in this category increased to $186.42 million, up $16.19 million or 9.51% from year-end 1996. Loans in this category are primarily loans to small and medium-sized businesses and professionals doing business in Hawaii. The average loan balance was $127,000 at year end 1997. These loans have been made primarily on a secured basis. Typically, real estate serves as collateral as well as equipment, receivables and personal assets as deemed necessary. The Bank has made a limited number of unsecured loans in this category.

Real estate - mortgage. Real estate - mortgage loans declined to $747.90 million at year-end 1997, a decrease of $5.78 million or 0.77% from year-end 1996. This decline was primarily attributable to the $14.86 million decrease in commercial mortgages which was partially offset by the $9.08 million increase in residential mortgages. The average size of loans in this category at December 31, 1997 was approximately $102,000. In 1997, the Bank has not made any loans to finance homes in excess of $1 million.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the amount of loans (excluding categories of "real estate-mortgage" and "installment") outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated:

                                  At December 31, 1997
                                        Maturing
                               within    after 1     after
                               1 yr.  Within 5 yrs.  5 yrs.     Total
                             ------------------------------------------
(in thousands)
Commercial and financial     $ 83,817   $ 26,558    $ 76,043   $186,418
Real estate-construction       37,306      1,914       1,849     41,069
                             ------------------------------------------
                             $121,123   $ 28,472    $ 77,892   $227,487
                             ==========================================

The following table sets forth the sensitivity of the above amounts due after one year:

                                               At December 31, 1997
                                           Fixed     Variable
(in thousands)                             rate        rate       Total
                                        ---------------------------------
Due after 1 but within 5 years           $  6,373   $ 22,099   $ 28,472
Due after 5 years                          41,625     36,267     77,892
                                        ---------------------------------
                                         $ 47,998   $ 58,366   $106,364
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


(In thousands)                                   December 31,
                                   1997      1996    1995      1994    1993
                                 -------------------------------------------
Loans accounted for on a
  non-accrual basis
     Commercial & Industrial     $ 2,996  $ 4,321  $ 2,538   $1,484   $  680
     Real Estate                  21,480   19,064   11,800    5,882    3,097
                                --------------------------------------------
                                 $24,476  $23,385  $14,338   $7,366   $3,777
Loans contractually past
  due 90 days or more as
  to principal or interest         3,913    2,379    3,113    5,946    1,965
                                 -------------------------------------------
      Total non-performing loans  28,389   25,764   17,451   13,312    5,742
Other real estate owned            3,686    1,844    1,715    2,122      -
                                 -------------------------------------------
Total non performing assets      $32,075  $27,608  $19,166  $15,434   $5,742
                                 ===========================================

Ratio of non-performing loans
  to period end total loans        2.69%    2.48%    1.54%    1.23%    1.05%

Ratio of non-performing assets
  to period end total assets       2.23%    1.98%    1.27%    1.07%     .73%

The $1.09 million increase in non accrual loans in 1997 was due primarily to an increase in ISL's non accruing mortgage loans and reflects the prolonged weakness in the Hawaiian economy. Although there is some improvement in the Hawaii real estate market, the amount of real estate owned increased by $1.84 million in 1997. The real estate owned consists of twenty-seven single family residences.

The increase in non-accrual loans in 1995 was due primarily to an increase in ISL's delinquent mortgage loans, which increased by $4.69 million to $9.87 million at the end of 1995. The increase in ISL's non-accrual loans was comprised primarily of mortgage loans on one-to-four family residential property.

At December 31, 1997 the recorded investment in loans that are considered to be impaired was $8.48 million. The total allowance for loan losses related to these loans was $2.1 million - see Note D of Notes to Consolidated Financial Statements.

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


SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period presented and daily averages; changes in the allowance for credit losses arising from loans charged-off and recoveries on loans previously charged-off according to loan categories and additions to the allowance which have been charged to expense:

                                       Years ended December 31,
(dollars in thousands)           1997    1996    1995    1994    1993
                               ---------------------------------------
Balance of allowance
  for credit losses at
  beginning of year            $15,431 $14,576 $14,326  $9,816  $8,715
Allowance of ISL at
  acquisition date                  -       -      -     3,128      -
Charge offs:
Commercial and financial         2,489     537      87     602     816
Real estate - construction          -       -       -       -       -
Real estate -  mortgage          2,315     495     563     300     443
Installment                      1,121     873     602     694     777
                               ---------------------------------------
     Total charge-offs           5,925   1,905   1,252   1,596   2,036
Recoveries:                    ---------------------------------------
Commercial and financial           233      30      92     609     528
Real estate - construction          -       -       -       -       -
Real estate -  mortgage             26      74     142      14      72
Installment                        350     246     288     391     473
                               ---------------------------------------
     Total recoveries              609     350     522   1,014   1,073
                               ---------------------------------------
Net loans charged-off            5,316   1,555     730     582     963
Provision for credit losses      6,250   2,410     980   1,964   2,064
                               ---------------------------------------
Balance at year-end            $16,365 $15,431 $14,576 $14,326  $9,816
                               =======================================




SUMMARY OF CREDIT LOSS EXPERIENCE  (continued)

                                       Years ended December 31,
(dollars in thousands)             1997   1996   1995    1994    1993
                               ---------------------------------------
Ratio of net charge-offs to
  average net loans outstanding    0.50%  0.14%  0.07%   0.07%   0.18%

Ratio of allowance for credit
  losses to period-end loans       1.55%  1.49%  1.29%   1.32%   1.79%

Ratio of allowance for credit
  losses to non-performing loans  57.65% 59.89% 83.53% 107.62% 170.95%

The amount of the allowance for credit losses is based on periodic evaluations by management. In these evaluations, management considers numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of potential losses. These various analyses lead to a determination of the amount needed in the allowance for credit loan losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such amount. Thus, the provision for loan allowance may fluctuate and may not be comparable from year to year.

Allowances for credit losses as a percentage of period-end total loans was 1.55% at December 31, 1997, compared to 1.49% and 1.29% at 1996 and 1995, respectively. On the other hand, the allowance for credit losses has decreased from 59.89% of non-performing loans in 1996 to 57.65% of such loans in 1997. The increase in non-performing loans in 1997 was primarily attributable to residential mortgage loans. Since the majority of these loans are adequately collateralized by the underlying property values, management believes that the allowance for credit losses are more than adequate to cover any potential losses.

The allowance for credit losses has been allocated by the Company's management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at the dates indicated:

(in thousands)                                 At December 31,
                     1997            1996            1995            1994
     1993
                  Amt.  %(1)      Amt.  %(1)      Amt.  %(1)      Amt.  %(1)
  Amt.  %(1)
                ---------------------------------------------------------------
-----------------
Commercial &
 financial     $ 3,718 17.67%  $ 4,808 16.42%  $ 5,039 14.91%  $ 3,649 15.47%
$4,280 29.82%

Real estate -
 Construction      -    3.89%       -   2.77%      184  1.62%      378  2.20%
   128  2.36%

Real estate -
 Mortgage       10,744 70.91%    7,021 72.67%    5,053 75.46%    4,097 73.79%
 2,210 53.06%

Installment        476  7.53%    1,412  8.14%    1,510  8.01%    1,563  8.49%
 1,063 14.76%

Unallocated      1,427   n/a     2,190   n/a     2,790   n/a     4,639   n/a
 2,135   n/a
             ------------------------------------------------------------------
-----------------
     Total     $16,365   100%  $15,431   100%  $14,576   100%  $14,326   100%
$9,816   100%

===============================================================================
==

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

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                                         Years Ended December 31,
                                 1997             1996              1995
                                Average          Average           Average
                             Balance  rate     Balance  rate     Balance  rate
                             --------------------------------------------------
Non-interest bearing
  demand deposits           $104,361  0.00%   $109,878  0.00%   $120,396  0.00%
Interest bearing
  demand deposits            166,632  2.61%    166,118  2.51%    153,168  2.28%
Savings                      175,831  2.61%    181,900  2.50%    196,795  2.45%
Time deposits                508,379  5.32%    500,491  5.28%    512,931  5.49%
                             --------------------------------------------------
     Total                  $955,203  3.73%   $958,387  3.67%   $983,290  3.71%
                             ==================================================


The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1997 is summarized below:

(in thousands)

3 months or less                           $101,962
Over 3 months through 6 months               55,917
Over 6 months through 12 months              30,065
Over 12 months                               23,370
                                          ---------
     Total                                 $211,314
                                          =========

SHORT-TERM BORROWINGS

The following table sets forth outstanding balances of short-term borrowings at year-end :

                                                    At December 31,
(in thousands)                              1997         1996         1995
                                          ----------------------------------
Federal funds purchased and
  securities sold under
  repurchase agreements                   $   -        $  9,300     $ 38,698
Federal treasury tax and loan                  512          571        2,577
Advances from the FHLB                     136,700      198,810      194,085
Notes payable to banks                        -            -           4,000
                                          ----------------------------------
     Total                                $137,212     $208,681     $239,360
                                          ==================================

Average rates and average and maximum balances for short-term borrowing categories were as follows, for categories of borrowings where the average outstanding balance for the period was 30% or more of stockholders' equity at the end of the period:

                                                    At December 31,
(in thousands)                              1997        1996        1995
                                          --------------------------------
Securities sold under repurchase
  agreements :
Average interest rate at December 31,        -           -           6.01%
Maximum outstanding at any month-end         -           -       $ 47,484
Average outstanding                          -           -         40,195
Average interest rate for the period         -           -           6.00%


Advances from the Federal Home Bank :
Average interest rate at December 31,        5.63%       5.55%       5.82%
Maximum outstanding at any month-end     $232,651    $226,515    $238,693
Average outstanding                       184,430     199,870     195,538
Average interest rate for the period         5.71%       5.87%       6.60%

Federal funds purchased generally mature on the day following the date of purchase. Securities sold under agreements to repurchase were treated as financings and the obligations to repurchase the securities sold were reflected as a liability with the dollar amount of securities underlying the agreement remaining in the asset accounts.

Advances from the Federal Home Loan Bank were made under a credit line agreements of $456.37 million, of which $179.63 million was undrawn at December 1997. The interest paid monthly on this line floats and is based on the overnight interbank borrowing rate. See Notes H and I to the Audited Financial Statements.

ITEM 2.  PROPERTIES

The operations of the Company are transacted through its main banking offices and twenty-three branches. The Company's facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates though the year 2010. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note P to the Company's Consolidated Financial Statements. On March 21, 1989, a limited partnership of which Citibank Properties, Inc., the Bank's only subsidiary owned a 25% interest, sold its office building where the administrative and banking offices of the Bank are currently located to an unrelated third party in a transaction similar to a sale-leaseback transaction. See Note L to the Company's Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
On January 30, 1996, a lawsuit was filed against the Association, its subsidiaries, one of its officers as well as the Company and other entities and individuals. The lawsuit is an action by the plaintiffs, as purchasers of the International Savings Building (ISL Building) at 1111 Bishop Street in Honolulu, Hawaii, for recission, special, general and punitive damages. The plaintiffs seek recission of sale of the ISL Building to them (made in May 1988 for $7,450,000), based on allegations that various parties negligently or intentionally misrepresented and/or fraudulently failed to disclose unsuccessful negotiations for a new ground lease with the fee-simple landowner and the alleged unreasonableness of demands by the fee-simple owner. The plaintiffs also allege failure to disclose land appraisals concerning the property and the presence of toxic asbestos in the cooling system, pipes, walls and ceiling tiles of the building, and intentionaly or negligent infliction of emotional distress in connection with the vacation of the ISL Building by the Association as a substantial tenant of the building. The Company and the Association defendants have answered plaintiffs' complaint denying any liability in connection with plaintiffs' allegations.

The Association, which previously leased approximately 56% of the building, terminated its lease in March 1997. Prior to the Association terminating its sublease, the plaintiffs became delinquent in their lease rent to the fee owner and in their real property tax payments despite having collected sublease rents and real property tax assessments in advance from the Association and other tenants. The consent of the landowner given in 1988 to the assignment by the Association of the underlying ground lease to plaintiffs did not release the Association from ground lease obligations upon default by the assignee, and thus the Association had a liability to the landowner for the underlying ground lease ($65,333 per month) in connection with any default by plaintiffs in lease payments to the landowner, even though the Association no longer occupied such leased space. The monthly rental payments of $65,333 required by the ground lease were substantially in excess of current rental market values, which restricted the ability of the Association to mitigate potential losses.

The landowner subsequently sued the Association and the plaintiff. The action was never served on the Association and was settled and dismissed after the filing of a motion for the appointment of a receiver. Effective June 1, 1997, the plaintiffs reassigned the lease and legal title of the ISL Building to the Association pursuant to an agreement among the landowner, the Association and the plaintiff. As a result, the Association currently controls the operation of the 1111 Bishop Street Building. However, the agreement did not release the Association from obligations under the lease or terminate the litigation between the Association and the plaintiff. The agreement also established a $5,000,000 cap on the amount of damages the Association can recover from the plaintiff with respect to the assignment. The ground lease rent is fixed until 2002, at which time the rent will be renegotiated for two subsequent ten-year periods. The ground lease term expires in 2021. In no event would the negotiated lease rent for any period be less than $30,000 per year. While the Company and the Association defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of the lawsuit at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the lawsuit has been made in the Company's consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol "CBBI". At February 28, 1998, the Company had approximately 4,000 common shareholders of record.

The following table sets forth quarterly market price and dividend information on the Company's common stock over the preceding two years:

1997                                   High      Low   Dividends
                                     ----------------------------
First quarter                          $39.50   $28.00   $0.375
Second quarter                          35.50    29.50    0.050
Third quarter                           45.00    34.75    0.050
Fourth quarter                          45.00    40.50    0.050

1996
First quarter                          $31.00   $29.00   $0.325
Second quarter                          33.25    30.50    0.325
Third quarter                           31.50    27.50    0.325
Fourth quarter                          30.50    24.50     -

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

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data and selected ratios)
                                       1997        1996        1995        1994
        1993
                                -----------------------------------------------
Income Statement Data:
  Interest income                   $  112,529  $  111,247  $  111,716  $
89,350  $   58,582
  Interest expense                      53,859      53,477      57,686
34,445      17,048
  Net interest income                   58,670      57,770      54,030
54,905      41,534
  Provision for credit losses            6,250       2,410         980
1,964       2,064
  Net income                             7,218       7,059       8,013
11,071       7,926
End of Period Balance Sheet Data:
  Total assets                       1,435,226   1,397,169   1,501,513
1,439,511     789,541
  Total loans                        1,054,747   1,037,059   1,128,525
1,081,643     552,248
  Total deposits                     1,008,728     951,910   1,011,483
923,444     622,084
  Long-term debt                       141,048      94,825     101,371
106,850      65,000
  Stockholders' equity                 125,065     119,411     116,506
111,165      78,586
Per Share Data:
  Net income                              2.03        1.99        2.26
3.32        3.12
  Cash dividends declared                 0.53        0.98        1.30
1.30        0.98
Outstanding Shares:
  Average during period                  3,551       3,551       3,551
3,335       2,538
Selected Ratios
  Return on average total assets          0.52%       0.50%       0.54%
0.95%       1.06%
  Return on average equity                5.90%       5.99%       7.05%
10.92%      10.92%
  Average total stockholders'
    equity to average assets              8.75%       8.34%       7.69%
8.67%       9.67%

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

Results of Operations.
Consolidated net income for 1997 was $7.22 million, an increase of 2.25% from the $7.06 million in 1996, and a 9.92% decrease from the $8.01 million reported in 1995. Net income on a per share basis was $2.03 in 1997, as compared to $1.99 in 1996 and $2.26 in 1995. The Company's return on average stockholders' equity was 5.90% in 1997, 5.99% in 1996, and 7.05% in 1995. The return on average total assets for 1997 was 0.52%, as compared to 0.50% for 1996 and 0.54% for 1995. Net interest margin (on a tax equivalent basis) improved to 4.40% in 1997, compared to 4.36% and 3.93% in 1996 and 1995, respectively.

Despite the improvement in net interest income, consolidated net income for 1997was negatively impacted by a $1.0 million decline in non-interest income and a $3.8 million addition to the loan loss provision. Further details are provided in the sections immediately following this discussion.

The following tables 1 and 2 set forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the tables are on a taxable equivalent basis.

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST
 RATES
 Years ended December 31,       1997                     1996
   1995
                      Average         Yield/   Average         Yield/   Average
         Yield/
                      Balance Interest Rate    Balance Interest Rate    Balance
 Interest Rate
-------------------------------------------------------------------------------
---------------
ASSETS                                         (dollars in thousands)
Interest-earning assets:
 Loans              $1,061,925 $ 93,104 8.77% $1,111,661 $ 96,825  8.71%
$1,117,976 $ 94,142 8.42%
 Taxable investment
  securities           249,938   17,908 7.16     208,881   13,776  6.60
254,565   17,249 6.78
 Non-taxable investment
  securities             3,611      318 8.81       3,526      474 13.44
4,485      388 8.65
 Federal funds sold
  and securities
  purchased under
  agreements to resell   3,908      213 5.45       6,333      437  6.90
4,801      257 5.35
Interest bearing
  Deposits              19,387    1,176 6.07        -        -     -
-        -     -
Total interest-earning
  assets             1,338,769  112,719 8.42   1,330,401  111,512  8.38
1,381,827  112,036 8.11
Non-interest-earning assets:
 Cash and due
  from banks            24,964                    35,698
35,240
 Premises and
  equipment-net         11,182                    10,761
11,696
 Other assets           41,050                    50,345
64,800
 Less allowance for
  credit losses        (16,246)                  (15,008)
(14,414)
-------------------------------------------------------------------------------
---------------
     Total assets   $1,399,719                $1,412,197
$1,479,149




TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST
 RATES
Years ended December 31,        1997                     1996
   1995
 (continued)          Average         Yield/   Average         Yield/   Average
         Yield/
                      Balance Interest Rate    Balance Interest Rate    Balance
 Interest Rate
-------------------------------------------------------------------------------
--------------
LIABILITIES AND                                (dollars in thousands)
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Savings deposits    $  342,463 $ 8,941 2.61% $  348,018 $ 8,692 2.50% $
349,963 $ 8,322 2.38%
 Time deposits          508,379  27,025 5.32     500,491  26,450 5.28
512,931  28,138 5.49
 Short-term borrowings  184,430  10,531 5.71     199,870  11,725 5.87
195,538  12,915 6.60
 Long-term debt         113,414   7,362 6.49     104,025   6,610 6.35
146,102   8,311 5.69
Total interest-bearing
 liabilities          1,148,686  53,859 4.69   1,152,404  53,477 4.64
1,204,534  57,686 4.79
Non-interest bearing liabilities:
 Demand deposits        104,361                     -
120,396
 Other liabilities       24,253                   32,072
40,492
 Stockholders' equity   122,419                  117,843
113,727
-------------------------------------------------------------------------------
---------------
    Total            $1,399,719               $1,412,197
$1,479,149

Net interest income             $58,860                  $58,035
   $54,350
Net interest margin                     4.40%                    4.36%
           3.93%


TABLE 2: INTEREST DIFFERENTIAL
                                    1997 compared to 1996         1996 compared
 to 1995
                                     Increase (Decrease)           Increase
(Decrease)
                                      due to change in: (1)         due to
change in: (1)
(in thousands)                   Volume    Rate    Net Change  Volume    Rate
  Net Change
-------------------------------------------------------------------------------
------------
Interest-earning assets:
 Interest bearing deposits       $   588  $   588   $ 1,176     $  -     $  -
    $  -
 Loans                            (4,357)     636    (3,721)       (534)
3,217     2,683
 Taxable investment securities     2,870    1,262     4,132      (3,024)
(449)   (3,473)
 Non-taxable investment securities    11     (167)     (156)        (96)
182        86
 Federal funds sold and
  securities purchased under
  agreements to resell              (145)     (79)     (224)         94
86       180
-------------------------------------------------------------------------------
------------
Total interest-earning assets    $(1,033) $ 2,240   $ 1,207     $(3,560) $
3,036   $  (524)
Interest-bearing liabilities:
 Savings deposits                $  (140) $   389   $   249     $   (46) $
416   $   370
 Time deposits                       419      156       575        (672)
(1,016)   (1,688)
 Short-term borrowings              (888)    (306)   (1,194)        281
(1,471)   (1,190)
 Long-term debt                      607      145       752      (2,593)
892    (1,701)
-------------------------------------------------------------------------------
------------
Total interest-bearing
 liabilities                     $    (2) $   384   $   382    $(3,030)
$(1,179)  $(4,209)
-------------------------------------------------------------------------------
------------
Net interest income              $(1,031) $ 1,856   $   825    $  (530) $ 4,215
   $ 3,685

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

Net interest income is the largest single component of the Company's earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings.
Net interest income, on a tax equivalent basis, was $58.86 million in 1997, an increase of $0.83 million or 1.42% from 1996.

As summarized on Table 2, the $0.83 million increase in net interest income for 1997 consisted of a $1.21 million increase in interest income that was partly offset by a $0.38 million increase in interest expense.

The $1.21 million increase in interest income was primarily due to the $41.06 million increase in the average level of taxable investment securities and the 56 basis point increase in yields which offset the effect to the $49.74 million decrease in average loans outstanding.

Interest costs on interest bearing liabilities were relatively stable with an increase of only $0.38 million in 1997. The increase primarily was a result of deposit shifts from the lower cost savings deposits to higher cost time deposits.

Provision and Allowance for Credit Losses
The amount of the allowance for credit losses is based on periodic evaluations by management. In these evaluations, management considers numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of potential losses. These various analyses lead to a determination of the amount needed in the allowance for credit losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such an amount. Thus, the provision for credit losses may fluctuate and may not be comparable from year to year.

The Company's allowance for credit losses increased to $16.37 million at December 31, 1997, from $15.43 million in 1996 and $14.58 million in 1995. The allowance for credit losses as a percentage of period-end total loans was 1.55% at December 31, 1997, compared to 1.49% and 1.29% at 1996 and 1995.

At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired was $8.48 million and $10.79 million, respectively. The total allowance for loan losses related to these loans was $2.10 million and $2.13 million on December 31, 1997 and 1996, respectively. See Note D of Notes of Consolidated Financial Statements.

Other Income
In 1997, other income was $7.11 million as compared to $8.12 million in 1996 and $10.33 million in 1995. The decline in 1997 was primarily attributable to the $1.22 million decline in net realized gains on sales of available for sale securities. The Company sold its merchant accounts portfolio in 1995 and its credit card portfolio in 1996 resulting in the loss of commissions and fees relating to these discontinued operations. Other income includes an annual $0.45 million gain resulting from the amortization of the deferred gain recognized in a manner similar to a sale-lease-back transaction of the Company's headquarters in 1989. This deferred gain of $8.57 million is amortized over a period of 20 years. See Note L to the Company's Consolidated Financial Statements.

The following table sets forth information by category of other operating income for the Company for the years indicated:

For the Year                                    1997      1996      1995
                                                 (dollars in thousands)
Service charges on deposits                   $ 1,632   $ 1,716   $ 1,716
Other service charges and fees                  2,460     2,660     5,515
Net trading account gains (losses)               -           (5)       61
Net realized gains on sales of
  available-for-sale-securities                   177     1,401         4
Other                                           2,843     2,343     3,032
-------------------------------------------------------------------------
Total                                         $ 7,112   $ 8,115   $10,328
=========================================================================

Other Expenses
The following table sets forth information by category of other operating expenses of the Company for the years indicated:

For the Year                                    1997      1996      1995
                                                 (dollars in thousands)
Salaries and employee benefits                $19,652   $20,647   $22,422
Net occupancy expense                           8,325     7,678     7,295
Equipment expense                               3,176     2,957     2,929
Professional fees                               4,748     4,467     2,904
Voluntary separation benefits                    -        3,162      -
Merchant interchange fees                        -         -        1,616
Charge card processing                           -          252       640
Stationery and supplies                         1,038       958     1,074
Deposit insurance premiums                        406     3,282     1,472
Advertising and promotion                       2,273     1,917     1,880
Other                                           7,939     6,465     7,882
-------------------------------------------------------------------------
Total                                         $47,557   $51,785   $50,114
=========================================================================

Total operating expenses as a percent
  of average assets                             3.40%    3.67%    3.39%
=========================================================================

Other operating expenses decreased to $47.56 million, compared to $51.79 million in 1996 and $50.11 in 1995. The Company's operating expense ratio (total operating expense as a percentage of average assets), which is a commonly used indicator of operating efficiency, decreased by 27 basis points in 1997 to 3.40%, compared to 3.67% in 1996. The primary reasons for the improvement in the efficiency ratio were the decrease in deposit insurance premiums and the reduced salary and benefit costs resulting from the Company's 1996 voluntary separation plan (VSP).

On January 31, 1996, the Company announced a major initiative to further improve operating efficiency and decrease expenses by offering a VSP to all employees. The program offered all eligible employees the opportunity of electing to terminate their employment

Ninety seven employees participated in the VSP and voluntary separation benefits of approximately $3.16 million were expensed and paid

Total compensation expense, which comprises the largest category of other operating expenses, decreased by $1.00 million in 1997 to $19.65 million. This decrease was attributable to the implementation of the Company's VSP in 1996 and its resulting reduction of personnel.

The increase in net occupancy expense in 1997 was primarily attributable to the increased occupancy costs of the Association from its ground lease obligation of vacated premises. See Note O of the Company's Consolidated Financial Statements.

Deposit insurance premiums decreased $2.88 million to $0.41 million in 1997.
A special assessment on the Association's deposit base as of March 31, 1995 of $2.38 million was recorded in 1996. The assessment was the result of legislation passed by the United States Congress to strengthen the insurance fund administered by the Savings Association Insurance Fund (SAIF).

Income Taxes
Total income tax expense of the Company was $4.76 million, $4.63 million and $5.25 million in 1997, 1996 and 1995, respectively. The Company's effective income tax rate for the years 1997, 1996 and 1995 was 39.7%, 39.6% and 39.6%, respectively. Note K to the Company's Consolidated Financial Statements presents a reconciliation of the Company's effective and statutory income tax rates.

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

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. Cash generated from operations represents a source of liquidity. As presented in the consolidated statements of cash flows of this Annual Report, the Company's operating activities used $4.01 million in 1997, compared to providing $16.68 million in 1996, and $7.38 million in 1995.

Investing activities reduced cash flow by $20.60 million during 1997, compared to an increase of $61.47 million in 1996, and a reduction of $35.06 million in 1995. The primary source of cash flow from investing activities in 1997 was from the sales and maturities of investment securities.

Financing activities increased cash flow by $29.63 million during 1997, compared to a reduction of $101.63 million in 1996 and an increase of $42.55 million in 1995. During 1997, increases in time deposits accounted for the increase in cash flows from financing activities.

As of December 31, 1997, the Bank and Association had available unused credit lines of $178.11 million from the FHLB and committed available lines of credit from other sources. At any time, the Company has outstanding commitments to extend credit. See Notes H, I and N of Notes to Consolidated Financial Statements.

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

The financial instruments used and their notional amounts outstanding at year-end were as follows:

                                                     December 31,
                                             1997        1996       1995
                                                (dollars in thousands)
--------------------------------------------------------------------------
Interest rate swaps
  Pay-fixed swaps
    notional amount                       $(10,000)   $(25,000)  $(50,000)
  Average receive rate                        5.88%       5.50%      5.88%
  Average pay rate                            6.25%       6.52%      6.50%

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to the agreed notional amount. The Company pays the fixed rate and receives the floating rate under the majority of its swaps outstanding at December 31, 1997, 1996 and 1995, respectively.

Interest rate contracts are primarily used to convert certain deposits and long-term debt to floating interest rates or to convert certain groups of customer loans and other interest-earning assets to fixed rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

See Note M of Notes to Consolidated Financial Statements for further discussion and disclosure of financial instruments.

The table on the following page sets forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1997. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first. In the case of amortizing assets (such as mortgage loans, for example) maturities are reflected in terms of the expected principal repayment streams, based upon scheduled amortization and anticipated prepayments. Prepayments are estimated using current market expectations for assets with interest rates at similar levels to the Company's. It should be noted that while the Company's investment portfolio is classified according to repricing or maturity, most of the portfolio is available for sale. This will provide the Company with the flexibility to restructure the portfolio if it wishes to in the face of a changing interest rate environment. Further note should be taken of the short term classification of most of the Company's savings deposits. In fact, although technically immediately repriceable, most of these deposits are considered to be relatively insensitive to changes in market interest rates.

                        0-90      91-180    181-365   1-5       Over 5    Non-
rate
                        days      days      days      years     years
sensitive   Total
-----------------------------------(in thousands)------------------------------
------------
Assets:
Investment securities
  and interest bearing
  deposits in other
  banks                 $  24,800 $  13,254 $  39,120 $ 119,139 $  42,404 $
27,348  $ 266,065
Commercial loans          136,848     5,052     4,578     8,007    31,933
-       186,418
Real estate loans          86,265    88,523   159,107   329,014   126,057
-       788,966
Consumer loans             46,839     3,507     7,022    20,711     1,284
-        79,363
Other assets                 -         -         -         -         -
114,414    114,414
-------------------------------------------------------------------------------
---------------
  Total assets          $ 294,752 $ 110,336 $ 209,827 $ 476,871 $ 201,678 $
141,762 $1,435,226
-------------------------------------------------------------------------------
---------------
Liabilities and
   stockholders' equity:
Non-interest bearing
  deposits              $    -    $    -    $    -    $    -    $    -    $
110,577 $  110,577
Time and savings deposits 488,965   115,901   175,716   117,569      -
-       898,151
Short-term borrowings      99,047    10,825    27,340      -         -
-       137,212
Long-term debt             33,751     4,650    52,590    49,763       294
-       141,048
Other liabilities            -         -         -         -         -
23,173     23,173
Stockholders' equity         -         -         -         -         -
125,065    125,065
-------------------------------------------------------------------------------
---------------
  Total liabilities and
   stockholders' equity $ 621,763 $ 131,376 $ 255,646 $ 167,332 $     294 $
258,815 $1,435,226
-------------------------------------------------------------------------------
---------------
Interest rate
  sensitivity gap       $(327,011)$ (21,040)$ (45,819)$ 309,539 $ 201,384
$(117,053)$     -
-------------------------------------------------------------------------------
---------------
Cumulative interest rate
   sensitivity gap      $(327,011)$(348,051)$(393,870)$ (84,331)$ 117,053 $
-    $     -
===============================================================================
===============

ITEM 7a.

Market Risk
Other Than Trading Activities
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity
 ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk
Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of detailed and dynamic simulation model to quantify the estimated exposure if NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1997.

                                            Estimated
                    Rate Change          NII Sensitivity
                    -----------          ---------------
                      +200bp                 -1.93%
                      -200bp                 -0.87%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including haw customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates

When appropriate ALCO may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position.
  A Board of Directors approved hedging policy statement governs use of these instruments. As of December 31, 1997 the Company had $10,000,000 in notional principal amounts of interest rate swaps outstanding. See Note M of Notes to Consolidated Financial Statements for further discussion.

The estimated effects of these derivative financial instruments on the Company's earnings are included in the sensitivity analysis presented above.

Capital Resources
The Company has a strong capital base with a Tier 1 capital ratio of 12.73% at December 31, 1997. This is well above the minimum regulatory guideline of 4.00% for Tier 1 capital. Bank holding companies are also required to comply with risk-based capital guidelines as established by the Federal Reserve Board. Risk-based capital ratios are calculated with reference to risk-weighted assets, that include both on and off-balance sheet exposures. A company's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator). The minimum required qualifying Total Capital ratio is 8%. As of December 31, 1997, the Company's total capital to risk-adjusted assets ratio was 13.99%.

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

In 1996, the Company entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of San Francisco ("FRB"). Under the terms of the MOU, the Company is required to receive the approval of the FRB prior to the payment of dividends, redemption of stock and incurring debt. In September 1997, City Bank also entered into a MOU with the Federal Deposit Insurance Corporation ("FDIC"). The MOU requires, among other things, that City Bank obtain approval from the FDIC for the payment of cash dividends, and to reduce certain classified assets to specified levels within time frames set forth.

Effects of Changes issued by The Financial Accounting Standards Board
In 1997, the company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) which superseded APB Opinion No. 15 and specifies the computation, presentation, and disclosure requirements for earnings per share for publicly held entities. See Notes A and R of Notes to Consolidated Financial Statements for further discussion.

QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

Earnings for the fourth quarter of 1997 were $1.32 million ($0.37 per share), a decrease of $1.81 million from the $3.13 million ($0.88 per share) during the same quarter in 1996. The decrease in earnings was primarily attributable to the increase in provision for credit losses, which increased by $1.72 million when compared to the same quarter in 1996. See further discussion in Management's Discussion and Analysis of Other Expenses.

The following table summarizes the Company's quarterly results for the years 1997 and 1996:

1997                                                Quarter
-------------------------------------------------------------------------
                                    March    June    September   December
-------------------------------------------------------------------------
                                    (in thousands, except per share data)

Total Interest Income               $27,656  $28,069   $28,182    $28,622
Total Interest Expense               12,923   13,430    13,665     13,841
-------------------------------------------------------------------------
Net Interest Income                  14,733   14,639    14,517     14,781
Provision for Credit Losses           1,050    1,500     1,517      2,183
Other Non-Interest Income             1,442    1,598     1,867      2,205
Other Non-Interest Expense           12,057   11,322    11,563     12,615
-------------------------------------------------------------------------
Income Before Income Taxes            3,068    3,415     3,304      2,188
Provision for Income Taxes            1,218    1,465     1,202        872
-------------------------------------------------------------------------
Net Income                          $ 1,850  $ 1,950   $ 2,102    $ 1,316
=========================================================================
Per common share:
Net Income                          $  0.52  $  0.55   $  0.59    $  0.37
=========================================================================

1996                                                Quarter
-------------------------------------------------------------------------
                                    March    June    September   December
-------------------------------------------------------------------------
                                    (in thousands, except per share data)
Total Interest Income               $27,769  $27,797   $28,244    $27,437
Total Interest Expense               13,991   13,248    13,165     13,073
-------------------------------------------------------------------------
Net Interest Income                  13,778   14,549    15,079     14,364
Provision for Possible Loan Losses      310    1,280       360        460
Other Non-Interest Income             2,960    2,443     1,840        872
Other Non-Interest Expense           15,477   13,483    13,228      9,597
-------------------------------------------------------------------------
Income Before Income Taxes              951    2,229     3,331      5,179
Provision for Income Taxes              377      883     1,326      2,045
-------------------------------------------------------------------------
Net Income                          $   574  $ 1,346   $ 2,005    $ 3,134
=========================================================================
Per common share:
Net Income                          $  0.16  $  0.38   $  0.57    $  0.88
=========================================================================

Year 2000
The "Year 2000" problem relates to the fact that many computer software programs store years as only two digits, assuming that all years are in the twentieth century. Accordingly, the Year 2000 may produce erroneous results since there is a question as to how existing application software will react when the two-digit year becomes "00".

The Company is taking steps toward ensuring that its computer systems will be Year 2000 compliant. In 1998, both subsidiary institutions are scheduled to convert their core processing to the FiServ Comprehensive Banking System. The FiServ Comprehensive Banking System is widely used in the banking industry and FiServ has given certain assurances that its system will be Year 2000 compliant.

In 1997, the Company and its subsidiaries formed Year 2000 project teams to identify additional software systems and computer-related devices that require modification for the year 2000. A project plan with goals and target dates was developed. The project teams regularly monitor the progress of the plan. The Company has incurred expenses in 1997 related to this project and will continue to incur expenses over the next two years. Expenses that the Company has incurred are primarily those related to the reassignment of existing personnel to the project. Incremental expenses are not expected to materiallyimpact operating results in any one period. The Company could be impacted by the year 2000 date change to the extent that third parties and customers have not successfully addressed the Year 2000 issues. The Company has taken actions to help reduce this exposure and will continue to do so on an ongoing basis. The Company will continue to monitor the progress of critical third parties and will implement contingency plans in the event that such third parties fail to achieve their plans. However, there can be no assurance that any contingency plans will fully mitigate the effects of any such failure.

 PAGE

 PAGE   37




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

CB BANCSHARES, INC. AND SUBSIDIARIES

December 31, 1997, 1996 and 1995
























































C O N T E N T S


                                                                 Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 3


CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                                      4

  CONSOLIDATED STATEMENTS OF INCOME                                5

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                   7

  CONSOLIDATED STATEMENTS OF CASH FLOWS                            8

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      10





























Report of Independent Certified Public Accountants
--------------------------------------------------







Board of Directors and Stockholders
CB Bancshares, Inc.
Honolulu, Hawaii


We have audited the accompanying consolidated balance sheets of CB Bancshares, Inc. (a Hawaii corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CB Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/  GRANT THORNTON LLP


Honolulu, Hawaii
January 28, 1998













                 CB Bancshares, Inc. and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS
        (in thousands of dollars, except shares and per share data)


                                                           December 31,
                                                        1997        1996
                                                     ----------  ----------
ASSETS
Cash and due from banks (including amounts
  restricted for the Federal Reserve
    requirement of $4,887 in 1997 and
    $3,187 in 1996)                                   $  45,150  $   40,132
Interest-bearing deposits in other banks (note I)        30,000      16,500
Investment securities (notes B, H and I)
  Held-to-maturity - market values of $92,440 in
    1997 and $102,388 in 1996                            88,397      97,831
  Available-for-sale                                    120,320     138,199
  Restricted investment securities                       27,348      25,100
Loans held for sale                                      26,293       5,629
Loans, net (notes C, D, I and N)                      1,032,940   1,016,123
Premises and equipment (notes F and O)                   19,312      18,227
Other assets (note Q4)                                   45,466      39,428
                                                      ---------   ---------
          TOTAL ASSETS                               $1,435,226  $1,397,169
                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (notes E and G)
  Non-interest bearing                               $  110,577  $  113,043
  Interest bearing                                      898,151     838,867
                                                      ---------   ---------
          Total deposits                              1,008,728     951,910
Short-term borrowings (note H)                          137,212     208,681
Other liabilities (notes K and L)                        23,173      22,342
Long-term debt (note I)                                 141,048      94,825
                                                      ---------   ---------
          Total liabilities                           1,310,161   1,277,758
Commitments and contingencies
  (notes E, O and P)                                         -           -
Stockholders' equity (notes Q5 and R)
  Preferred stock - authorized but unissued,
    25,000,000 shares, $1 par value                          -           -
  Common stock - authorized 50,000,000 shares
    of $1 par value; issued and outstanding,
    3,551,228 shares                                      3,551       3,551
  Additional paid-in capital                             65,080      65,080
  Net unrealized gain on available-for-sale
    securities, net of tax                                1,201         902
  Retained earnings                                      55,233      49,878
                                                      ---------   ---------
          Total stockholders' equity                    125,065     119,411
                                                      ---------   ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $1,435,226  $1,397,169
                                                      =========   =========

The accompanying notes are an integral part of these statements.


CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
(in thousands of dollars, except per share data)


                                              1997      1996      1995
                                            --------  --------  --------
Interest and dividend income
  Interest and fees on loans                $ 93,025  $ 96,825  $ 93,958
  Interest and dividends on investment
    securities
      Taxable interest income                 15,907    10,501    15,563
      Nontaxable interest income                 207       209       252
      Dividends                                2,001     1,874     1,467
  Other interest income                        1,389     1,838       476
                                             -------   -------   -------
          Total interest income              112,529   111,247   111,716
Interest expense
  Deposits (note G)                           35,966    35,142    36,460
  Short-term borrowings                       11,364    11,725    12,915
  Long-term debt                               6,529     6,610     8,311
                                             -------   -------   -------
          Total interest expense              53,859    53,477    57,686
                                             -------   -------   -------
          Net interest income                 58,670    57,770    54,030
Provision for credit losses (note D)           6,250     2,410       980
                                             -------   -------   -------
          Net interest income after
            provision for credit losses       52,420    55,360    53,050
Other income
  Service charges on deposit accounts          1,632     1,716     1,716
  Other service charges and fees               2,460     2,660     5,515
  Net trading account (losses) gains              -         (5)       61
  Net realized gains on sales of available-
    for-sale securities (note B)                 177     1,401         4
  Other (notes L and N)                        2,843     2,343     3,032
                                             -------   -------   -------
          Total other income                   7,112     8,115    10,328
Other expenses
  Salaries and employee benefits (note Q) 19,652 20,647 22,422 Net occupancy expense of
    premises (notes F, O and P)                8,325     7,678     7,295
  Equipment expense                            3,176     2,957     2,929
  Other (note J)                              16,404    20,503    17,468
                                             -------   -------   -------
          Total other expenses                47,557    51,785    50,114
                                             -------   -------   -------
          Income before income taxes        $ 11,975  $ 11,690  $ 13,264



CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
(in thousands of dollars, except per share data)


                                              1997      1996      1995
                                            --------  --------  --------

          Income before income taxes        $ 11,975  $ 11,690  $ 13,264

Income tax expense (note K)                    4,757     4,631     5,251
                                             -------   -------   -------

          NET INCOME                        $  7,218  $  7,059  $  8,013
                                             =======   =======   =======

Per share data (note R3)
  Basic                                        $2.03     $1.99     $2.26
                                                ====      ====      ====

  Diluted                                      $2.03     $1.99     $2.26
                                                ====      ====      ====




























The accompanying notes are an integral part of these statements.



CB Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three years ended December 31, 1997
(in thousands of dollars, except per share data)



                                                     Net
                                                 unrealized
                                                gain (loss)
                                     Additional on available-
                              Common  paid-in     for-sale    Retained
                               stock  capital    securities   earnings   Total
                              ------ ---------- ------------- -------- --------
Balance at January 1, 1995    $3,551  $65,080     $ (352)     $42,886  $111,165
Net income for the year
  ended December 31, 1995         -        -          -         8,013     8,013
Net unrealized gain on
  available-for-sale
  securities, net of tax          -        -       1,948           -      1,948
Cash dividends - $1.30
  per share                       -        -          -        (4,620)  (4,620)
                               -----   ------      -----       ------   -------
Balance at December 31, 1995   3,551   65,080      1,596       46,279   116,506
Net income for the year
  ended December 31, 1996         -        -          -         7,059     7,059
Net unrealized loss on
  available-for-sale
  securities, net of tax          -        -        (694)          -      (694)
Cash dividends - $0.975
  per share                       -        -          -        (3,460)  (3,460)
                               -----   ------      -----       ------   -------
Balance at December 31, 1996   3,551   65,080        902       49,878   119,411
Net income for the year
  ended December 31, 1997         -        -          -         7,218     7,218
Net unrealized gain on
  available-for-sale
  securities, net of tax          -        -         299           -        299
Cash dividends - $0.525
  per share                       -        -          -        (1,863)  (1,863)
                               -----   ------      -----       ------   -------
Balance at December 31, 1997  $3,551  $65,080     $1,201      $55,233  $125,065
                               =====   ======      =====       ======   =======



The accompanying notes are an integral part of this statement.



CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,
(in thousands of dollars)


Increase (decrease) in cash                               1997       1996
1995
                                                        ---------  ---------  --
------
Cash flows from operating activities:
  Net income                                            $   7,218  $   7,059  $
8,013
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                           6,250      2,410
980
      Loss on disposition of premises and equipment           805        280
386
      Depreciation and amortization                         2,466      2,273
2,102
      Net (increase) decrease in loans held for sale      (20,664)     8,721
(13,806)
      Deferred income taxes                                   416      1,799
(1,878)
      Net decrease in trading securities                       -          96
4,901
      Increase in restricted investment securities         (2,248)    (1,874)
(2,035)
      (Increase) decrease in interest receivable             (133)       804
(1,600)
      Increase (decrease) in interest payable               1,022     (1,405)
649
      (Increase) decrease in other assets                    (491)     6,470
(5,391)
      Increase (decrease) in income taxes payable           1,246     (4,008)
5,985
      (Decrease) increase in other liabilities             (2,220)    (5,513)
6,713
      Other                                                 2,322       (437)
2,364
                                                         --------   --------   -
------
          Net cash (used in) provided by
            operating activities                           (4,011)    16,675
7,383
Cash flows from investing activities:
  Net increase in interest-bearing deposits in
    other banks                                           (13,500)    (5,000)
(11,500)
  Net increase in federal funds sold                       (4,700)       -
-
  Proceeds from maturities of held-to-maturity
    investment securities                                   9,437      2,704
43,096
  Purchases of held-to-maturity investment
    securities                                                 -      (9,962)
(4,946)
  Proceeds from sales of available-for-sale
    securities                                             12,862     87,049
1,511
  Proceeds from maturities of available-for-sale
    securities                                             22,640     78,009
5,695
  Purchase of available-for-sale securities               (17,634)   (94,733)
(18,445)
  Net increase in loans                                   (27,751)   (20,344)
(49,150)
  Capital expenditures                                     (4,823)    (3,852)
(2,382)
  Proceeds from sale of premises and equipment                467         32
221
  Proceeds from sale of foreclosed assets                   2,400      2,191
843
  Proceeds from sale of loans                                  -      25,373
-
                                                         --------   --------   -
------
          Net cash (used in) provided by
            investing activities                          (20,602)    61,467
(35,057)
                                                         --------   --------   -
------
          Subtotal carried forward                       $(24,613) $  78,142
$(27,674)






CB Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Year ended December 31,
(in thousands of dollars)


                                                          1997       1996
1995
                                                        ---------  ---------  --
------

          Subtotal brought forward                      $ (24,613) $  78,142
$(27,674)

Cash flows from financing activities:
  Net decrease in other deposits                           (5,369)   (30,802)
(2,883)
  Net increase (decrease) in time deposits                 62,187    (28,771)
90,922
  Net decrease in short-term borrowings                   (71,469)   (30,679)
(35,543)
  Proceeds from long-term debt                             89,672     45,335
27,500
  Principal payments on long-term debt                    (43,696)   (52,098)
(32,831)
  Cash dividends paid                                      (1,694)    (4,614)
(4,620)
                                                         --------   --------   -
------

          Net cash provided by (used in)
            financing activities                           29,631   (101,629)
42,545
                                                         --------   --------   -
------

          INCREASE (DECREASE) IN CASH                       5,018    (23,487)
14,871

Cash and due from banks at beginning of year               40,132     63,619
48,748
                                                         --------   --------   -
------

Cash and due from banks at end of year                  $  45,150  $  40,132  $
63,619
                                                         ========   ========
=======


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and other borrowings            $ 52,837  $ 54,882  $
57,037
    Income taxes                                            3,711     6,538
3,874

Supplemental schedule of non-cash investing activity:

During 1996, the Company securitized $81,329 mortgage loans into mortgage-backed securities classified as held-to-maturity.











The accompanying notes are an integral part of these statements.




CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1997, 1996, and 1995



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

Held-to-Maturity. Bonds, notes, mortgage-backed securities and debentures for which the Company has the positive intent CB Bancshares, Inc. and Subsidiaries







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

 2.  Investment Securities (continued)
    ---------------------------------

and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

Available-for-Sale. Securities available-for-sale consist of bonds, notes, mortgage-backed securities, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on sale of securities available-for-sale are determined using the specific-identification method.

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













CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

 4.  Loans
    -----

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on origination loans.

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

Loans are impaired when it is probable that principal or interest will not be received at scheduled maturity or collection will be unreasonably delayed. Management considers loans which become 90 days past due to be impaired. Impaired loans are measured at either the present value of expected CB Bancshares, Inc. and Subsidiaries










NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

 4.  Loans (continued)
    -----------------

future cash flows, discounted at the loan's effective interest rate or the fair value of the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Smaller balance homogeneous loans include residential mortgage, and consumer installment loans.

 5.  Premises and Equipment
    ----------------------

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on both the straight-line and accelerated methods over the estimated useful lives of each type of asset. Leasehold improvements are amortized over the life of the respective lease or the estimated useful lives of the improvements, whichever is shorter. The estimated lives for depreciation and amortization are principally 3 to 45 years for premises and leasehold improvements and 3 to 20 years for equipment.

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

 7.  Goodwill
    --------

On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment. When conditions and events are identified that lead the CB Bancshares, Inc. and Subsidiaries










NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

 7.  Goodwill (continued)
    --------------------

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

 9.  Stock-Based Compensation
    ------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the CB Bancshares, Inc. and Subsidiaries












NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

 9.  Stock-Based Compensation (continued)
    ------------------------------------

quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually based on the quoted market price of the Company's stock at the end of the period.

10.  Risk Management Instruments
     ---------------------------

As part of its risk management activities, the Company uses interest rate swaps and caps to modify the interest rate characteristics of certain assets and liabilities. Amounts receivable or payable under interest rate swap and cap agreements are recognized as interest income or expense under the accrual method unless the instrument qualifies for hedge accounting. Gains and losses on other interest rate derivative financial instruments that do not qualify as hedges are recognized as other income or expense. Unrealized gains and losses on the swaps are not recognized in the balance sheet.

Gains and losses on hedges of existing assets or liabilities from interest rate options and forward contracts are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. The derivatives contracts are designed as hedges when acquired. They are expected to be effective economic hedges and have high correlation with the items being hedged at inception and throughout the hedge period. Movements in the item being hedged and in the hedging instruments are monitored throughout the period of the hedge for high correlation.

Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts















CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



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

11.  Net Income Per Share
     --------------------

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share.

Basic earnings per common share are based on the weighted average number of common shares outstanding of 3,551,228 for 1997, 1996 and 1995.

Diluted earnings per common share are based on the assumption that all dilutive potential common shares and dilutive stock options were converted at the beginning of the year.

12.  Cash and Cash Equivalents
     -------------------------

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

13.	Loan Servicing
     --------------

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are












CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

13.	Loan Servicing (continued)
     --------------------------

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

14.  Repurchase Agreements and Reverse Repurchase Agreements
     -------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statements No. 125 - An Amendment of FASB Statement No. 125" (SFAS 127), on January 1, 1997. SFAS 125 applies a control oriented, financial components approach to financial-asset-transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they have been extinguished. Under SFAS 125, control is considered to have been surrendered only if: (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership, (ii) the transferee has the right to pledge or exchange the transferred assets, or is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interest and (iii) the transferor does not maintain effective control over the transferred assets through an agreement with both entities and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere.












CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

14.  Repurchase Agreements and Reverse Repurchase Agreements
     (continued)
     -------------------------------------------------------

If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing. Securities purchased under agreements to resell and securities sold under agreements to repurchase generally qualify as financing transactions under SFAS 125, and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest.

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












CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



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











CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

15.  Fair Values of Financial Instruments (continued)
     ------------------------------------------------

considering the remaining terms of the agreements and the counterparties' credit standing.

Derivative financial instruments: Estimated fair values for derivative financial instruments (swaps, caps, forwards, and options) are based upon current settlement values (financial forwards); or if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

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

16.  Use of Estimates
     ----------------

In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the










CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

16.  Use of Estimates (continued)
     ----------------------------

disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

17.  Reclassifications
    ------------------

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's available-for-sale and held-to-maturity securities held at December 31 are summarized as follows:


                                                         1997
                                    --------------------------------------------
-
                                                  Gross       Gross
Estimated
                                    Amortized   unrealized  unrealized    fair
                                       cost       gains       losses      value
                                    ----------  ----------  ----------  --------
-
                                            (in thousands of dollars)
Held-to-Maturity Securities:
  States and political
    subdivisions                     $    101     $    3       $ -      $    104
  Mortgage-backed securities           88,296      4,081         41       92,336
                                      -------      -----        ---      -------
          TOTAL                      $ 88,397     $4,084       $ 41      $92,440
                                      =======      =====        ===       ======

Available-for-Sale Securities:
  U.S. Treasury and other
    U.S. Government agencies
    and corporations                 $ 49,104     $  347       $ 28     $ 49,423
  States and political
    subdivisions                        4,923        175          -        5,098
  Mortgage-backed securities           64,306      1,552         59       65,799
                                      -------      -----        ---      -------
          TOTAL                      $118,333     $2,074       $ 87     $120,320
                                      =======      =====        ===      =======






CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE B - INVESTMENT SECURITIES (continued)

                                                         1996
                                    --------------------------------------------
-
                                                  Gross       Gross
Estimated
                                    Amortized   unrealized  unrealized    fair
                                       cost       gains       losses      value
                                    ----------  ----------  ----------  --------
-
                                            (in thousands of dollars)

Held-to-Maturity Securities:
  States and political
    subdivisions                     $    102     $    2       $ -      $    104
  Mortgage-backed securities           97,729      4,759        204      102,284
                                      -------      -----        ---      -------

          TOTAL                      $ 97,831     $4,761       $204     $102,388
                                      =======      =====        ===      =======

Available-for-Sale Securities:
  U.S. Treasury and other
    U.S. Government agencies
    and corporations                 $ 51,997     $  562       $ 95     $ 52,464
  States and political
    subdivisions                        3,219        188         -         3,407
  Mortgage-backed securities           81,490      1,060        222       82,328
                                      -------      -----        ---      -------

          TOTAL                      $136,706     $1,810       $317     $138,199
                                      =======      =====        ===      =======


At December 31, 1997 and 1996, securities with an aggregate carrying value of $100,002,000 and $71,850,000, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law (notes H and I).














CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE B - INVESTMENT SECURITIES (continued)

The scheduled maturities of securities classified as held-to-maturity and available-for-sale at December 31, 1997 are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Held-to-Maturity       Available-for-Sale
                                ---------------------   ---------------------
                                            Estimated               Estimated
                                Amortized     fair      Amortized     fair
                                   cost       value        cost       value
                                ---------   ---------   ---------   ---------
                                          (in thousands of dollars)

Due in one year or less          $    -     $     -     $  6,984    $  7,004
Due after one year
  through five years                 101         104      32,252      32,483
Due after five years
  through ten years                   -           -       13,815      14,043
Due after ten years                   -           -          976         991
                                  ------     -------     -------     -------

          Subtotal                   101         104      54,027      54,521

Mortgage-backed securities        88,296      92,336      64,306      65,799
                                  ------     -------     -------     -------

          TOTAL                  $88,397    $ 92,440    $118,333    $120,320
                                  ======     =======     =======     =======

Proceeds on sale of securities classified as available-for-sale during 1997, 1996, and 1995 were $12,862,000, $87,049,000, and $1,511,000, respectively. Gross realized gains on sales of securities classified as available-for-sale were $268,000, $1,664,000, and $4,000 during 1997, 1996, and 1995, respectively. Gross realized losses on sales of securities classified as available-for-sale were $91,000, $263,000, and $-0- during 1997, 1996, and 1995, respectively. The Company provided for income tax expenses of approximately $71,000 on net securities gains during 1997









CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE C - LOANS

The carrying amounts and estimated fair value of the loan portfolio at December 31, are as follows:


                                               1997                     1996
                                      ----------------------   -----------------
-----
                                                  Estimated
Estimated
                                        Carrying     fair       Carrying
fair
                                        amounts     value       amounts
value
                                      ----------  ----------   ----------  -----
-----
                                                 (in thousands of dollars)

Commercial and financial              $  186,418  $  183,763   $  170,228  $
169,518
Real estate
Construction                              41,069      34,548       28,699
28,634
Commercial                               129,603     121,722      144,466
135,407
Residential                              618,294     622,140      609,210
625,976
Installment and consumer                  79,363      77,835       84,456
84,504
                                       ---------   ---------    ---------   ----
-----

Total loans                            1,054,747   1,040,008    1,037,059
1,044,039

Less
  Unearned discount                            5          -             7
-
  Net deferred loan fees and costs         5,437          -         5,498
-
  Allowance for credit losses             16,365          -        15,431
-
                                       ---------   ---------    ---------   ----
-----

          LOANS, NET                  $1,032,940  $1,040,008   $1,016,123
$1,044,039
                                       =========   =========    =========
=========


In the normal course of business, the Company makes loans to its executive officers and directors, and to companies and individuals affiliated with its executive officers and directors. Such loans were made at the Company's normal credit terms, including interest rate and collateralization, and did not represent more than a normal risk of collectibility.











CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE C - LOANS (continued)

During 1997, loans to such parties are summarized as follows:

                                            (in thousands
                                             of dollars)

Balance at January 1, 1997                     $ 5,298
New loans                                        3,658
Repayments                                      (1,603)
Other changes                                   (1,557)
                                                ------

Balance at December 31, 1997                   $ 5,796
                                                ======

Other changes include loans outstanding at January 1, 1997 to companies and individuals not previously affiliated with officers and directors of the Company less loans to former officers and directors.

NOTE D - ALLOWANCE FOR CREDIT LOSSES

Changes in the consolidated allowance for credit losses are as follows:

                                      1997      1996      1995
                                    -------   -------   -------
                                      (in thousands of dollars)

Balance at January 1,               $15,431   $14,576   $14,326
Provisions charged to expense         6,250     2,410       980
Recoveries                              609       350       522
Loans charged-off                    (5,925)   (1,905)   (1,252)
                                     ------    ------    ------

Balance at December 31,             $16,365   $15,431   $14,576
                                     ======    ======    ======

At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired was $8,483,000 and $10,787,000, respectively.
The total allowance for credit losses related to these loans was $2,101,000 and $2,129,000 on December 31, 1997 and 1996, respectively. The average recorded investment in impaired







CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE D - ALLOWANCE FOR CREDIT LOSSES (continued)

loans during the years ended December 31, 1997 and 1996 was $10,544,000 and $5,574,000, respectively. For the years ended December 31, 1997 and 1996, the Company recognized $131,000 and $109,000, respectively, of interest income on impaired loans using the cash basis of income recognition.

NOTE E - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans, including those underlying mortgage-backed securities serviced for others, were $399,497,000 and $431,743,000 at December 31, 1997 and 1996,
respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,893,000 and $2,843,000 at December 31, 1997 and 1996, respectively.

NOTE F - PREMISES AND EQUIPMENT

The consolidated premises and equipment at December 31, are as follows:

                                             1997      1996
                                           -------   -------
                                             (in thousands
                                              of dollars)

Premises                                   $20,684   $18,819
Equipment                                   18,962    18,350
                                            ------    ------

          Total cost                        39,646    37,169

Less accumulated depreciation
  and amortization                          20,334    18,942
                                            ------    ------

          NET CARRYING VALUE               $19,312   $18,227
                                            ======    ======










CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE F - PREMISES AND EQUIPMENT (continued)

Depreciation and amortization charged to operations for the years ended December 31, are as follows:

                                     1997     1996     1995
                                    ------   ------   ------
                                    (in thousands of dollars)

Net occupancy expenses              $  715   $  389   $  380
Equipment expenses                   1,751    1,884    1,722
                                    ------   ------    -----
          TOTAL DEPRECIATION
            AND AMORTIZATION        $2,466   $2,273   $2,102
                                     =====    =====    =====

NOTE G - DEPOSITS

The carrying amounts and estimated fair value of deposits at December 31, consist of the following:

                                                  1997                     1996
                                         ----------------------   --------------
-----
                                                     Estimated
Estimated
                                          Carrying     fair       Carrying
fair
                                           amounts     value       amounts
value
                                         ----------  ----------   --------  ----
-----
                                                    (in thousands of dollars)

Non-interest bearing                    $  110,577   $  110,577   $113,043
$113,043
Interest bearing
  Savings, money market and
    NOW deposits                           343,928      343,928    346,831
346,831
  Time deposits of $100,000 or more        211,314      210,735    176,869
176,801
  Time deposits of less than $100,000      342,909      343,185    315,167
314,411
                                         ---------    ---------    -------    --
-----

       Total interest bearing              898,151      897,848    838,867
838,043
                                         ---------    ---------    -------    --
-----

       TOTAL DEPOSITS                   $1,008,728   $1,008,425   $951,910
$951,086
                                         =========    =========    =======
=======







CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE G - DEPOSITS (continued)

Interest expense on deposits for the years ended December 31, are as follows:

                                         1997     1996     1995
                                       -------  -------  -------
                                       (in thousands of dollars)
Savings, money market and
  NOW deposits                         $ 8,940  $ 8,692  $ 8,322
Time deposits of $100,000 or more        9,400    9,578   12,675
Time deposits of less than $100,000     17,626   16,872   15,463
                                        ------   ------   ------
     TOTAL INTEREST EXPENSE            $35,966  $35,142  $36,460
                                        ======   ======   ======

At December 31, 1997, the scheduled maturities of time deposits are as follows:

                                   (in thousands
                                    of dollars)
                      1998           $479,880
                      1999             48,188
                      2000             17,518
                      2001              5,993
                      2002              2,644
                                      -------
                                     $554,223
                                      =======

NOTE H - SHORT-TERM BORROWINGS

The carrying amounts of short-term borrowings at December 31, consist of the following:

                                               1997      1996
                                             --------  --------
                                                (in thousands
                                                 of dollars)
Federal funds purchased                      $     -   $  9,300
Advances from the Federal Home Loan Bank      136,700   198,810
Federal treasury tax and loan note                512       571
                                              -------   -------
     TOTAL SHORT-TERM BORROWINGS             $137,212  $208,681
                                              =======   =======






CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE I - LONG-TERM DEBT

The carrying amounts and estimated fair values of long-term borrowings consist of the following at December 31:

                                             1997                    1996
                                     --------------------    -------------------
-
                                                Estimated
Estimated
                                     Carrying     fair       Carrying     fair
                                      amounts     value       amounts     value
                                     --------   ---------    --------   --------
-
                                             (in thousands of dollars)

Advances from the Federal Home
  Loan Bank                          $140,040   $127,090     $93,067     $97,822
Collateralized mortgage
  obligations                           1,008      1,008       1,758       1,758
                                      -------    -------      ------      ------

     TOTAL LONG-TERM DEBT            $141,048   $128,098     $94,825     $99,580
                                      =======    =======      ======      ======


The advances from the FHLB bear interest at rates ranging from 4.65% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short- and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of $99,180,000 and $152,155,000, loans of $585,413,000 and
$580,663,000, and interest-bearing deposits in other banks of $30,000,000 and $16,500,000 in 1997 and 1996, respectively, and all stock in the FHLB. FHLB advances are under credit line agreements of $456,371,000 in 1997.

The collateralized mortgage obligations, including a premium of $186,000, with a weighted average interest rate of 9.10%, are subject to redemption on or after August 20, 1999 and are collateralized by mortgage-backed securities with an approximate book value of $4,214,000.

Aggregate maturities of long-term advances from the FHLB for the five years following December 31, 1997 are as follows: 1998, $65,000,000; 1999,
$30,000,000; 2000, $23,000,000; 2001, $2,000,000, 2002, $20,000,000.










CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE J - OTHER EXPENSES

Other expenses for the year ended December 31, are as follows:

                                     1997     1996     1995
                                   -------  -------  -------
                                   (in thousands of dollars)

Legal and professional fees        $ 4,748  $ 4,467  $ 2,904
Voluntary separation benefits           -     3,162       -
Merchant interchange fees               -        -     1,616
Advertising and promotion            2,273    1,917    2,083
Deposit insurance premium              406    3,282    1,472
Other                                8,977    7,675    9,393
                                    ------   ------   ------

          TOTAL                    $16,404  $20,503  $17,468
                                    ======   ======   ======

NOTE K - INCOME TAXES

The consolidated provision for income taxes for the years ended December 31, consist of the following:

                                1997    1996     1995
                               ------  ------  -------
                              (in thousands of dollars)

Currently payable
  Federal                      $3,949  $2,434  $ 5,048
  Hawaii                          392     398    2,081
                                -----   ------  ------

     Total currently payable    4,341   2,832    7,129

Deferred
  Federal                         232   1,459   (1,554)
  Hawaii                          184     340     (324)
                                -----   -----   ------

     Total deferred               416   1,799   (1,878)
                                -----   -----   ------

     TOTAL INCOME TAXES        $4,757  $4,631  $ 5,251
                                =====   =====   ======









CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE K - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, are as follows:

                                                 1997     1996
                                               -------  -------
                                                 (in thousands
                                                  of dollars)
Deferred tax assets
  Allowance for credit losses                  $ 4,953  $ 4,570
  Hawaii state franchise taxes                     317      184
  Gain on sale of building                       1,872    2,039
  Deferred compensation                          1,437    1,445
  Other                                          1,602    1,539
                                                ------   ------
     Total deferred tax assets                  10,181    9,777
Deferred tax liabilities
  FHLB stock dividends                           5,871    5,076
  Deferred loan fees                             3,844    3,407
  Net unrealized gain on available-for-sale
    securities                                     786      591
  Unrealized losses on loans                       143      382
  Other                                          1,712    1,888
                                                ------   ------
     Total deferred tax liabilities             12,356   11,344
                                                ------   ------
     NET DEFERRED TAX LIABILITIES              $ 2,175  $ 1,567
                                                ======   ======

The Company's effective income tax rate differed from the federal statutory rate as follows:

                                            1997   1996   1995
                                            -----  -----  -----
Federal statutory rate                      35.0%  35.0%  35.0%
Tax exempt interest                         (2.7)  (3.2)  (2.8)
Hawaii State franchise taxes, net of
  federal tax benefit                        4.6    4.6    5.6
Amortization of goodwill                     2.5    2.6    2.1
Other                                        0.3    0.6   (0.3)
                                            ----   ----   ----
Effective income tax rate                   39.7%  39.6%  39.6%
                                            ====   ====   ====





CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE K - INCOME TAXES (continued)

During August 1996, the President signed the Small Business Job Protection Act of 1996 ("the Job Act") which contains certain provisions that require all savings banks and thrifts to account for bad debts for income tax reporting purposes in the same manner as banks. The effect on a large thrift such as the Association is that it must change its tax method of accounting for determining its allowable bad debt deduction from the reserve method to the specific charge-off method. Consequently, the bad debt deduction based on a percentage of taxable income or the experience method is no longer allowed for years beginning after December 31, 1996.

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

Included in the retained earnings of the Association at December 31, 1997 is an amount of approximately $10,001,000, which represents the accumulation of bad debt deductions for which no provision for federal income taxes has been made. These amounts may be restored to income if the Association or successor institution liquidates, redeems shares or pays a dividend in excess of tax basis earnings and profits. If the Association is required to restore any of these amounts to income, a tax liability will be imposed for these amounts at the then current income tax rates.












CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE L - DEFERRED GAIN

In previous years, Citibank Properties, Inc. (a wholly-owned subsidiary of the Bank) entered into a limited partnership agreement as a limited partner. The partnership acquired the ground leases of certain real property, constructed a commercial building on the property and sold the leasehold estate and commercial building to an unrelated third party (the Purchaser). The Bank had previously entered into a 20-year office lease agreement with the partnership for the ground floor, mezzanine and first four floors of the building. The lease was assigned to the Purchaser and has not been affected by the sale of the building.

The Company recognized a deferred gain in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in gains of $447,000 recognized in 1997, 1996 and 1995. As of December 31, 1997, the deferred gain was $5,235,000.

NOTE M - RISK MANAGEMENT ACTIVITIES

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

To achieve its risk management objective, the Company uses a combination of derivative financial instruments, particularly interest rate swaps and caps, options and forward contracts.









CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE M - RISK MANAGEMENT ACTIVITIES

The notional principal amounts of interest-rate swaps outstanding were $10,000,000; $25,000,000; and $50,000,000 at December 31, 1997, 1996 and
1995, respectively. The estimated fair values of those interest-rate swaps were $(17,000), $(127,000), and $(940,000) at December 31, 1997, 1996 and
1995, respectively.

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

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the fixed rate and receives the floating rate under the majority of its swaps outstanding at December 31, 1997, 1996 and 1995, respectively.

Purchased interest rate caps require the payment of a fee for the right to receive interest payments on the contractual notional amount when a floating rate (typically LIBOR) rises above a strike rate. The impact on net interest income is the excess of the floating rate over the strike rate less the periodic amortization of the premium paid. The notional principal amounts of purchased interest rate caps outstanding and estimated fair values were $5,000,000 and $5,066 at December 31, 1997, respectively. The interest rate caps have terms maturing within two years.






CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE M - RISK MANAGEMENT ACTIVITIES (continued)

Interest rate contracts are primarily used to convert certain deposits or to convert certain groups of customer loans to fixed or floating rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

The following table indicates the types of swaps used, as of December 31, their aggregate notional amounts, and their weighted-average interest rates, and includes the matched swaps. Average variable rates are based on rates implied in the yield curve at the reporting date. Those rates may change significantly, affecting future cash flows. The swap contracts outstanding at December 31, 1997 have terms maturing within one year.

                                                    1997      1996      1995
                                                  -------   -------   -------
                                                     (dollars in thousands)

Pay fixed swaps - notional amount                 $10,000   $25,000   $50,000
  Average receive rate                               5.88%     5.50%     5.88%
  Average pay rate                                   6.25%     6.52%     6.50%

Certain assets have indefinite maturities or interest rate sensitivities and are not readily matched with specific liabilities. Those assets are funded by liability pools based on the assets' estimated maturities and repricing characteristics. For example, some floating-rate loans are funded by short-term liability pools that reprice frequently, while fixed-rate loans are funded by a longer term liability pool that reprices less frequently.

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










CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE M- RISK MANAGEMENT ACTIVITIES (continued)

Interest rate options written and purchased and forward exchange contracts are used in hedging the risks associated with commitments to sell securities in connection with mortgage banking activities. The hedging gains and losses are explicitly deferred on a net basis in the consolidated balance sheets as either other assets or other liabilities. The deferred gains and losses are included in the carrying amounts of the securities until they are sold, which normally occurs within one year of entering into the commitment.

Interest rate options written and purchased - Interest rate options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or "writer" of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As a purchaser of options, the Company pays a premium and may then exercise the option if the price movement of the underlying financial instrument is favorable to the Company. As of December 31, 1997, the Company had no outstanding options.

Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and are settled through delivery of the underlying financial instrument. The credit risk of forward contracts arise from the possible inability of the counterparties to meet the terms of their contracts and from movements in the securities values and interest rates.

NOTE N - CREDIT-RELATED INSTRUMENTS

At any time, the Company has outstanding a significant number of commitments to extend credit. These commitments take the form of approved lines of credit and loans, with terms of up to one year. The Company also provides financial guarantees and letters of credit to guarantee the performance of customers to third parties. These agreements generally extend for up to one year.










CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE N - CREDIT-RELATED INSTRUMENTS (continued)

The contractual amounts of these credit-related instruments are set out in the following table by category of instrument. Because many of those instruments expire without being advanced in whole or in part, the amounts do not represent future cash flow requirements.

                               1997               1996               1995
                        ------------------ ------------------ ------------------
                                 Estimated          Estimated          Estimated
                        Notional   fair    Notional   fair    Notional   fair
                         amount    value    amount    value    amount    value
                        -------- --------- -------- --------- -------- ---------
                                       (in thousands of dollars)

Loan commitments        $165,153   $438    $155,928   $620    $157,158   $408
Credit card
  commitments                 -      -           -      -       20,784     81
Guarantees and
  letters of credit        6,828     76       9,336    107       7,863     92


These credit-related financial instruments have off-balance-sheet risk because only origination fees and accruals for probable losses are recognized in the consolidated balance sheets until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value.

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







CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE O - COMMITMENTS AND CONTINGENCIES

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

The Association, which previously leased approximately 56% of the building, terminated its lease in March 1997. Prior to the Association terminating its sublease, the plaintiffs became delinquent in their lease rent to the fee owner and in their real property tax payments despite having collected sublease rents and real property tax assessments in advance from the Association and other tenants. The consent of the landowner given in 1988 to the assignment by the Association of the underlying ground lease to plaintiffs did not release the Association from ground lease obligations upon default by the assignee, and thus the Association had a liability to the landowner for the underlying ground lease ($65,333 per month) in connection with any default by plaintiffs in lease payments to the landowner, even though the Association no longer occupied such leased space. The monthly rental payments of $65,333 required by the ground lease were substantially in excess of current rental market values, which restricted the ability of the Association to mitigate potential losses.

The landowner subsequently sued the Association and the plaintiff. The action was never served on the Association and was settled and dismissed after the filing of a motion for the appointment of a








CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE O - COMMITMENTS AND CONTINGENCIES (continued)

receiver. Effective June 1, 1997, the plaintiffs reassigned the lease and legal title of the ISL Building to the Association pursuant to an agreement among the landowner, the Association and the plaintiff. As a result, the Association currently controls the operation of the 1111 Bishop Street Building. However, the agreement did not release the Association from obligations under the lease or terminate the litigation between the Association and the plaintiff. The agreement also established a $5,000,000 cap on the amount of damages the Association can recover from the plaintiff with respect to the assignment. The ground lease rent is fixed until 2002, at which time the rent will be renegotiated for two subsequent ten-year periods. The ground lease term expires in 2021. In no event would the negotiated lease rent for any period be less than $30,000 per year. While the Company and the Association defendants believe they have meritorious defenses in this action, due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of the lawsuit at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the lawsuit has been made in the Company's consolidated financial statements.

The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's financial position or results of operations.

NOTE P - LEASE COMMITMENTS

The Company conducts its operations on a number of properties under leases which expire on various dates through 2010. Certain leases provide for renegotiation of rental at fixed intervals. Rent charged against operations, including equipment rental, are as follows:

                           1997    1996    1995
                          ------  ------  ------
                        (in thousands of dollars)
Rental expense            $6,989  $7,236  $7,392
Sublease income            1,380     853     789
                           -----   -----   -----
     TOTAL RENT           $5,609  $6,383  $6,603
                           =====   =====   =====












CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995




NOTE P - LEASE COMMITMENTS (continued)

The future minimum rental commitments for all long-term non-cancelable operating leases and commitments for data processing services as of December 31, are as follows:

                              (in thousands
                               of dollars)

1998                             $ 5,508
1999                               5,239
2000                               4,814
2001                               3,891
2002                               3,373
Later years                       33,737
                                  ------

     TOTAL                       $56,562
                                  ======

Future rentals which are subject to renegotiation are computed on the latest annual rents. In addition to the minimum rent, certain real estate leases provide for payments of real estate taxes, maintenance, insurance and certain other operating expenses.

NOTE Q - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM

1.  Employee Stock Ownership Plan
    -----------------------------

The Company has an Employee Stock Ownership Plan ("ESOP") for all employees of the Company who satisfy length of service requirements. Trust assets under the plan are invested primarily in the shares of stock of the Company. Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors; provided, however, contributions may not be made in amounts which cannot be allocated to any participant's account by reason of statutory limitations. No participant shall be required or permitted to make contributions to the plan or trust. No contributions were made to the plan in 1997, 1996, and 1995.








CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE Q - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM
         (continued)

2.  Profit Sharing Retirement Savings Plan
    --------------------------------------

The Company has an Employee Profit Sharing Retirement Savings Plan for all employees who satisfy length of service requirements. Eligible employees may contribute up to 10% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% of the amount contributed will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participants' compensation. In addition, the Company will contribute an amount equal to 2% of the compensation of all participants, and amounts determined by the Board of Directors at their discretion. Contributions to the plan for 1997, 1996, and 1995 were $407,000, $408,000 and $486,000, respectively.

3.  Voluntary Separation Program
    ----------------------------

During 1996, the Company offered a Voluntary Separation Program (VSP) to all employees to reduce the work force. Ninety-seven employees participated in the VSP and voluntary separation benefits of approximately $3,162,000 were expensed and paid.

4.  Deferred Compensation
    ---------------------

The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 1997, 1996 and 1995 amounted to $641,000, $444,000, and $1,421,000, respectively. The Company is the beneficiary of life insurance








CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE Q - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM
          (continued)

4.  Deferred Compensation (continued)
    ---------------------------------

policies with a cash surrender value of $10,320,000 that have been purchased as a method of partially financing benefits under this plan.

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

During 1997, the Company amended the terms of the options granted in 1995 and 1994. The amendment provides that the performance options granted shall become exercisable in full on










CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE Q - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM
          (continued)

5.  Stock Compensation Plan (continued)
    -----------------------------------

the later of the first anniversary of the grant date or the effective date of the amendment. The amendment also fixes the exercise price of the index options granted in 1995 and 1994 at $31.29 and $37.22, respectively. On December 15, 1997, the Company granted an additional 72,500 stock options. The exercise price of these options is $43.00 per share. The options become exercisable on the first anniversary of the grant date and terminate ten years after the grant date.

The original exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and net income per share would have been the pro forma amounts below:

                                       1997        1996
                                    ----------  ----------
     Pro forma:
       Net income                   $7,032,000  $6,969,000
       Earnings per share:
         Basic                         $1.99       $1.96
         Diluted                       $1.99       $1.96

During the initial phase-in period in 1996, the effects of applying SFAS 123 are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards may be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997; and grants in 1995, respectively; expected dividend of 0.41% and 3.30%; expected volatility of 33.89% and 13.40%; risk-free interest rate of 5.78% and 5.35%; and expected life of 5.7








CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE Q - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM
          (continued)

5.  Stock Compensation Plan (continued)
    -----------------------------------

years and 5.0 years. The weighted-average fair value of options granted during 1997 and 1995 was $17.05 and $4.06, respectively.

Transactions involving stock options are summarized as follows:

                             Stock options Weighted-average
       Description            outstanding   exercise price
       -----------           ------------- ----------------

Balance, January 1, 1995         51,450         $33.50
  Granted                        54,200         $29.00
  Forfeited                      (4,400)        $34.94
                                -------

Balance, December 31, 1995      101,250         $31.43
  Forfeited                     (12,300)        $31.75
                                -------

Balance, December 31, 1996       88,950         $32.05
  Granted                        72,500         $43.00
  Forfeited                     (26,750)        $32.72
                                -------

Balance, December 31, 1997      134,700         $38.59
                                =======

As of December 31, 1997, stock options outstanding had exercise prices between $29.00 and $43.00 and a weighted-average remaining contractual life of 8.4 years and 62,200 stock options were exercisable with a weighted-average exercise price of $32.56. As of December 31, 1996, stock options outstanding had exercise prices between $29.00 and $36.25 and a weighted-average remaining contractual life of 8.4 years and 41,975 stock options were exercisable with a weighted-average price of $33.15.











CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE Q - EMPLOYEE BENEFIT PLANS AND VOLUNTARY SEPARATION PROGRAM
          (continued)

5.  Stock Compensation Plan (continued)
    -----------------------------------

Under the SCP, the Committee may also grant a specified number of shares to an employee subject to terms and conditions prescribed by the Committee and has the authority to grant any participant SARs, the right to receive a payment, in cash or common stock, equal to the excess of the fair market value of a specified number of shares of common stock on the date such right is exercised over the fair market value on the date of grant of such right. A SAR may not be exercised prior to the first anniversary of the date of grant or more than ten years after the date of grant. No shares of stocks or SARs were granted during 1997, 1996, and 1995.

Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may in its discretion provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any or all outstanding options.

NOTE R - STOCKHOLDERS' EQUITY

1.  Regulatory Matters
    ------------------

The Company, the Bank and the Association are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital












CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE R - STOCKHOLDERS' EQUITY (continued)

1.  Regulatory Matters (continued)
    ------------------------------

amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1997, that the Company, the Bank and the Association meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the regulatory agencies categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


























CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE R - STOCKHOLDERS' EQUITY (continued)

1.  Regulatory Matters (continued)
    ------------------------------

The Company's actual capital amounts and ratios are also presented in the table following. No amounts were deducted from the Association's capital for interest rate risk in 1997.

                                                               To be well
                                                              capitalized
                                                                 under
                                                                 prompt
                                              For capital      corrective
                                               adequacy         action
                                Actual         purposes       provisions
                          ----------------  --------------  ---------------
                           Amount    Ratio   Amount  Ratio   Amount   Ratio
                          --------  ------  -------  -----  -------  ------
                                       (dollars in thousands)

As of December 31, 1997
  Total capital (to risk
    weighted assets)
      Consolidated        $125,325  13.99%  $71,669  8.00%    N/A
      Bank                  69,181  11.57%   47,831  8.00%  $59,788  10.00%
      Association           53,957  16.00%   26,977  8.00%   33,722  10.00%

  Tier I capital (to risk
    weighted assets)
      Consolidated         114,065  12.73%   35,835  4.00%    N/A
      Bank                  61,687  10.32%   23,915  4.00%   35,873   6.00%
      Association           51,178  15.18%   10,117  3.00%   20,233   6.00%

  Tier I capital (to
    average assets)
      Consolidated         114,065   7.46%   61,154  4.00%    N/A
      Bank                  61,687   8.14%   30,318  4.00%   37,897   5.00%
      Association           51,178   7.76%   26,373  4.00%   32,966   5.00%

  Tangible capital (to
    adjusted total assets)
      Association           51,178   7.76%    9,890  1.50%    N/A





CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE R- STOCKHOLDERS' EQUITY (continued)

1.  Regulatory Matters (continued)
    ------------------------------

                                                               To be well
                                                              capitalized
                                                                 under
                                                                 prompt
                                              For capital      corrective
                                               adequacy         action
                                Actual         purposes       provisions
                          ----------------  --------------  ---------------
                           Amount    Ratio   Amount  Ratio   Amount   Ratio
                          --------  ------  -------  -----  -------  ------
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









CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE R STOCKHOLDERS' EQUITY (continued)

1.  Regulatory Matters (continued)
    ------------------------------

The United States Congress passed legislation to strengthen the insurance fund administered by the Savings Association Insurance Fund (SAIF) through a special assessment on the Association's deposit base as of March 31, 1995. The special assessment totaled approximately $2,383,000 during the year ended December 31, 1996.

2.  Memorandum of Understanding
    ---------------------------

During 1996, the Company entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of San Francisco (FRB). Under the terms of the MOU, the Company must first obtain concurrence from the FRB on matters concerning payment of cash dividends, incurring debt, or the redemption of its stock. The agreement also addresses a number of issues that require FRB concurrence including an increase in director and executive compensation, entering into agreements to acquire or divest businesses, management and organizational structure, liquidity and capital needs, interest rate risk, audit, record keeping and compliance control systems.

In September 1997, the Bank also entered into a MOU with the Federal Deposit Insurance Corporation (FDIC). The MOU requires, among other things, that the Bank obtain concurrence from the FDIC for payment of cash dividends, and requires the Bank to reduce certain classified assets to specified levels within time frames set forth in the informal agreement.

3.  Earnings Per Share
    ------------------

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share.











CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE R STOCKHOLDERS' EQUITY (continued)

3.  Earnings Per Share (continued)
    ------------------------------

The table below presents the information used to compute basic and diluted earnings per common share for the year ended December 31, 1997:

                                     Income       Shares     Per share
                                   (numerator) (denominator)  amount
                                   ----------- ------------- ---------
Basic:
  Income available to common
    stockholders                   $7,218,000    3,551,228     $2.03
                                                                ====
Effect of dilutive securities
  Stock options                            -         7,859
                                    ---------    ---------

Diluted:
  Income available to common
    stockholders and effect
    of assumed conversions         $7,218,000    3,559,087     $2.03
                                    =========    =========      ====

Options to purchase 72,500 shares of common stock at $43.00 a share were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire on December 15, 2007, were still outstanding at December 31, 1997.




















CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995


NOTE S - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)

The balance sheets of CB Bancshares, Inc. as of December 31, 1997 and 1996, and the related statements of income, and cash flows for each of the three years in the period ended December 31, 1997 are as follows:

                            BALANCE SHEETS
                 ASSETS                           1997      1996
                                                --------  --------
                                                 (in thousands of
                                               dollars, except share
                                                and per share data)
Cash on deposit with the Bank
  and Association                               $  1,467  $  3,637
Investment in Subsidiaries
  The Bank                                        62,591    58,778
  The Association                                 60,667    57,413
  Other                                              423       425
Dividend receivable from the Bank                     -      1,500
Premises and equipment                               596       899
Other assets                                         513       512
                                                 -------   -------
          TOTAL ASSETS                          $126,257  $123,164
                                                 =======   =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Advances from the Bank, net                     $      7  $      7
Dividends payable                                    169        -
Other liabilities                                  1,016     3,746
                                                 -------   -------
          Total liabilities                        1,192     3,753
Stockholders' equity
  Preferred stock - authorized but unissued,
    25,000,000 shares, $1 par value                   -         -
  Common stock - authorized 50,000,000 shares
    of $1 par value; issued and outstanding,
    3,551,228 shares                               3,551     3,551
  Additional paid-in capital                      65,080    65,080
  Net unrealized gain of available-for-sale
    securities, net of tax                         1,201       902
  Retained earnings                               55,233    49,878
                                                 -------   -------
          Total stockholders' equity             125,065   119,411
                                                 -------   -------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $126,257  $123,164
                                                 =======   =======










CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE S - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)

                            STATEMENTS OF INCOME

                                              1997     1996     1995
                                            -------  -------  -------
                                            (in thousands of dollars)

  Income
    Dividends from Subsidiaries
      The Bank                              $ 1,400  $ 6,262  $12,780
      The Association                         1,179    4,600    2,200
    Other                                       165      462      932
                                             ------   ------   ------

            Total income                      2,744   11,324   15,912

Expenses                                      3,850    8,302    6,646
                                             ------   ------   ------

            Total expenses                    3,850    8,302    6,646
                                             ------   ------   ------

            Operating (loss) profit          (1,106)   3,022    9,266

  Equity in undistributed (dividends from
    subsidiaries in excess of) income
      of Subsidiaries
        The Bank                              3,364    1,010   (4,830)
        The Association                       3,404      100    1,170
        Other                                    (2)     (19)    (161)
                                             ------   ------   ------
                                              6,766    1,091   (3,821)
                                             ------   ------   ------

            Income before income tax benefit  5,660    4,113    5,445

  Income tax benefit                          1,558    2,946    2,568
                                             ------   ------   ------

            NET INCOME                      $ 7,218  $ 7,059  $ 8,013
                                             ======   ======   ======













CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE S - FINANCIAL INFORMATION OF CB BANCSHARES, INC.
         (PARENT COMPANY) (continued)

                          STATEMENTS OF CASH FLOWS

                                                    1997    1996     1995
                                                  -------  -------  -------
(Decrease) increase in cash                         (in thousands of dollars)

Cash flows from operating activities:
  Net income                                      $ 7,218  $ 7,059  $ 8,013
  Adjustments to reconcile net income to net
    cash (used in) provided by operations:
      (Equity in undistributed) dividend from
        Subsidiaries in excess of income
        of Subsidiaries                            (6,766)  (1,091)   3,821
      Decrease (increase) in dividend
        receivable from the Bank                    1,500     (800)     462
      (Increase) decrease in other assets              (1)   2,227      (86)
      (Decrease) increase in other liabilities     (2,730)   2,862   (1,037)
                                                   ------   ------   ------
          Net cash (used in) provided by
            operating activities                     (779)  10,257   11,173
Cash flows from investing activities:
  Net capital expenditures                            303     (899)      -
                                                   ------   ------   ------
          Net cash provided by (used in)
           investing activities                       303     (899)      -
Cash flows from financing activities:
  Net decrease in short-term borrowings                -    (3,000)  (5,000)
  Cash dividends                                   (1,694)  (4,614)  (4,620)
  Decrease in advances from the Bank, net              -      (231)      -
                                                   ------   ------   ------
          Net cash used in financing activities    (1,694)  (7,845)  (9,620)
                                                   ------   ------   ------
          (DECREASE) INCREASE IN CASH              (2,170)   1,513    1,553
Cash at beginning of year                           3,637    2,124      571
                                                   ------   ------   ------
Cash at end of year                               $ 1,467  $ 3,637  $ 2,124
                                                   ======   ======   ======










CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE T - ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income"
(SFAS 130) and Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information"
(SFAS 131). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. SFAS 131 requires information to be provided about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The effective date for SFAS 130 and 131 is fiscal years beginning after December 15, 1997. The adoption of these standards is not expected to have a material effect on the Company's consolidated financial statements.































CB Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1997, 1996, and 1995



NOTE U - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides summary information on the estimated fair value of financial instruments and also cross references to the location in the financial statements where more detailed information can be obtained.

                                    1997                      1996
                       --------------------------- ---------------------------
                          Carrying                   Carrying
                             or                         or
                          notional     Estimated     notional      Estimated
                           amount      fair value     amount      fair value
                        of assets or  of assets or  of assets or  of assets or
                       (liabilities) (liabilities) (liabilities) (liabilities)
                       ------------- ------------- ------------- -------------
                                     (in thousands of dollars)

Cash and due from
  banks                $    45,150    $    45,150   $   40,132    $   40,132
Interest-bearing
  deposits in
  other banks               30,000         30,000       16,500        16,500
Investment securities
  (note B)                 208,717        212,760      236,030       240,587
Restricted investment
  securities                27,348         27,348       25,100        25,100
Loans receivable
  (note C)               1,032,940      1,040,008    1,016,123     1,044,039
Deposits (note G)       (1,008,728)    (1,008,425)    (951,910)     (951,086)
Long-term debt (note I)   (141,048)      (128,098)     (94,825)      (99,580)
Commitments and letters
  of credit (note N)       171,981            514      165,264           727
Derivative financial
  instruments (note M)
    In a net payable
      position             (10,000)           (17)     (25,000)         (127)

    Interest rate cap        5,000              5           -             -










ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will fill a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS AND SCHEDULES
The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Income - Years ended December 31, 1997, 1996 and
1995

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

Consolidated Statement of Cash Flows - Years ended December 31, 1997, 1996 and 1995

Notes to the Consolidated Financial Statements

(b)   EXHIBITS
The following exhibits are filed as a part of, or incorporated by reference into this Report:

Exhibit No.              Description

  21                     CB Bancshares, Inc. and Subsidiaries

All other schedules are omitted because they are not applicable, not material, or because the information is included in the financial statement or the notes thereto.

(c)   REPORTS OF FORM 8-K

The company has filed no reports on form 8-K for the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the Requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998                      CB BANCSHARES, INC.


                                          /s/  Ronald K. Migita
                                          ------------------------------------
                                          Ronald K. Migita, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 30, 1998



                                                /s/  Raymond Y. Arakawa
------------------------------------            --------------------------------
---
Donald J. Andres, Director                      Raymond Y. Arakawa, Director


/s/  Frederic K. T. Chun
------------------------------------            --------------------------------
---
Frederic K. T. Chun, Director                   Tomio Fuchu, Director


/s/  James H. Kamo                              /s/  Ronald K. Migita
------------------------------------            --------------------------------
---
James H. Kamo, Chairman of the                  Ronald K. Migita, President, CEO
Board & Secretary                               & Director


/s/  Caryn S. Morita
------------------------------------            --------------------------------
---
Caryn S. Morita, Senior Vice                    Yoshiki Takada, Director
President, Assistant Secretary
& Director


/s/  Lionel Y. Tokioka
------------------------------------            --------------------------------
---
Lionel Y. Tokioka, Director                     H. Clifton Whiteman, Director


/s/  James M. Morita                            /s/  Daniel Motohiro
------------------------------------            --------------------------------
---
James M. Morita, Chairman Emeritus              Daniel Motohiro, Senior Vice
                                                President, Treasurer & Chief
                                                Financial Officer (Principal
                                                Financial Officer)

EXHIBIT INDEX

Exhibit                             Description                     Page Number

21                         Subsidiaries of the Registrant                93

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