Form 10-Q
period 1998-03-31
CB BANCSHARES INC/HI
filed 1998-05-14
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998


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


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at April 30, 1998 was 3,551,228 shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
------------------------------------------------------------------------------
                                        March 31,    December 31,    March 31,
                                          1998          1997           1997
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   60,130    $   75,150     $   55,960
Federal Funds Sold and securities
     purchased                             61,629         4,705            -
Investment securities:
     Held-to-maturity                      83,712        88,397         95,446
     Available for sale                   109,631       120,320        125,274
     Trading                                  -             -              -
     Restricted investment securities	   27,871		  27,348		  25,543
Loans held for sale                        53,816        26,293          9,488
Gross loans                             1,026,427     1,049,305      1,040,487
     Less allowance for loan losses       (17,239)      (16,365)       (16,094)
Net Loans                               1,009,188     1,032,940      1,024,393
Premises and equipment                     19,918        19,312         18,333
Other assets                               31,032        31,186         35,687
Goodwill                                    9,362         9,575         10,213
------------------------------------------------------------------------------
Total assets                           $1,466,289    $1,435,226     $1,400,337
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                 $  103,369    $  110,577     $  114,784
  Interest bearing                        920,530       898,151        831,269
------------------------------------------------------------------------------
     Total deposits                     1,023,899     1,008,728        946,053
Short-term borrowings                      77,019       137,212        219,356
Contingencies (Note B)                        -             -              446
Other liabilities                          20,295        23,173         24,211
Long-term debt                            218,106       141,048         91,102
------------------------------------------------------------------------------
     Total liabilities                  1,339,319     1,310,161      1,281,168
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          57,185        55,233         50,252
Unrealized valuation adjustment             1,154         1,201            286
Total stockholders' equity                126,970       125,065        119,169
------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,466,289    $1,435,226     $1,400,337
==============================================================================



                                 CB BANCSHARES, INC. AND SUBSIDIARIES
(unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                      Quarter ended
------------------------------------------------------------------------------
                                                      March 31,      March 31,
                                                        1998           1997
------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $23,352        $22,565
  Interest and dividends on investment securities
    Taxable                                             3,655          4,148
    Non-taxable                                            88             51
    Dividends                                             523            444
  Other interest income                                   869            448
----------------------------------------------------------------------------
         Total interest income                         28,487         27,656

Interest Expense
  Deposits                                              9,718          8,510
  Short-term borrowings                                 2,174          3,072
  Long-term debt                                        2,044          1,341
----------------------------------------------------------------------------
         Total interest expense                        13,936         12,923
----------------------------------------------------------------------------
         Net interest income                           14,551         14,733
Provision for loan losses                               1,300          1,050
----------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,251         13,683
Other income
  Service charges and fees                              1,095          1,044
  Other                                                   600            398
----------------------------------------------------------------------------
         Total other income                             1,695          1,442
Other expenses
  Salaries and employee benefits                        4,601          4,821
  Net occupancy and equipment expense                   3,034          2,671
  Other                                                 4,033          4,565
----------------------------------------------------------------------------
         Total other expenses                          11,668         12,057
----------------------------------------------------------------------------
         Income before income taxes                     3,278          3,068
  Provision for income taxes                            1,326          1,218
----------------------------------------------------------------------------
Net income                                             $1,952         $1,850
============================================================================
Per common share:
         Basic Earnings Per Share                      $ 0.55         $ 0.52
         Diluted Earnings Per Share                    $ 0.45         $ 0.52
============================================================================

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)                  Quarter ended March 31,
------------------------------------------------------------------------------
                                                         1998          1997
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 1,952      $  1,850
     Net adjustments to reconcile net income to
       cash (used in) provided by operating activities  (29,112)       (8,242)
------------------------------------------------------------------------------
     Net cash (used in) provided by operating
        activities                                      (27,160)       (6,392)

Cash flows from investing activities:
     Net increase in federal funds sold and
       securities under resale agreements               (56,924)          -
     Purchase of held-to-maturity securities            (61,792)          -
     Proceeds from maturities of held-to-
        maturity investment securities                   66,477         2,385
     Purchase of available-for-sale securities          (11,460)       (7,215)
     Proceeds from sales of available-for-sale
        securities                                       17,044           -
     Proceeds from maturities of
       available-for-sale securities                      5,138        20,140
     Net decrease (increase) in loans                    22,878        (8,933)
     Capital expenditures                                (1,620)         (420)
     Proceeds from sale of premises and
       equipment                                            363           -
------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                             (19,896)        5,957

Cash flows from financing activities:
     Net (decrease) increase in deposits                 15,171        (5,857)
     Net increase (decrease) in short-term borrowings   (60,193)       10,675
     Increase (decrease) in long-term debt               77,058        (3,723)
     Cash dividends paid                                     -         (1,332)
------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                              32,036          (237)

     DECREASE IN CASH                                   (15,020)         (672)
------------------------------------------------------------------------------

Cash and due from banks at beginning of period           75,150        56,632
------------------------------------------------------------------------------

Cash and due from banks at end of period                $60,130       $55,960
==============================================================================

                      CB BANCSHARES, INC. AND SUBSIDIARIES
                    Note to consolidated Financial Statements
                                March 31, 1998


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

NOTE B - COMMITMENTS AND CONTINGENCIES

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

The Association, which previously leased approximately 56% of the building, terminated its lease in March 1997. Prior to the Association terminating its sublease, the plaintiffs became delinquent in their lease rent to the fee owner and in their real property tax payments despite having collected sublease rents and real property tax assessments in advance from the Association and other tenants. The consent of the landowner given in 1988 to the assignment by the Association of the underlying ground lease to plaintiffs did not release the Association from ground lease obligations upon default by the assignee. The Association had a liability to the landowner for the underlying ground lease at a rate of $144,750 per annum ($12,062.50 per month). The plaintiff negotiated and arbitrated the lease rent commencing July 21, 1991 for a total of $783,996 per annum ($65,333 per month). As a result, the Association had a liability to the landowner for the underlying ground lease of $65,333 per month in connection with any default by plaintiffs in lease payments to the landowner, even though the Association no longer occupied such leased space. The monthly rental payments of $65,333 required by the ground lease were substantially in excess of current rental market values, which restricted the ability of the Association to mitigate potential losses.

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

NET INCOME

Consolidated net income for the quarter ended March 31, 1998, totaled $1.95 million, or $0.55 per share, a slight increase over the $1.85 million, or $0.52 per share for the same quarter last year.

The Company's annualized return on average assets (ROA) for the quarter ended March 31, 1998 was 0.54%, unchanged from the same quarter in 1997. The Company's annualized return on average stockholder's equity (ROE) was 6.26% for the quarter ended March 31, 1998, as compared to 6.30% for the same quarter last year.

NET INTEREST INCOME
A comparison of net interest income for the three months ended March 31, 1998 and 1997 is set forth below on a taxable basis:

                                                      Quarter ended March 31,
                                                          1998        1997
                                                        (dollars in thousands)
Interest income                                          $28,555    $27,758
Interest Expense                                          13,936     12,923
                                                         -------     -------
     Net interest income                                 $14,619    $14,835
                                                         =======     =======
Net interest margin                                        4.32%       4.59%
                                                         =======     =======

Interest income for the three months ended March 31, 1998 of $28.6 million increased by $0.8 million from the same period in 1997. Similarly, interest expense increased by $1.0 million to $13.9 million for the quarter ended March 31, 1998. As a result, net interest income declined by $216,000, when compared to the first quarter of 1997.

The weighted average yield on interest-earning assets declined to 8.44% for the three months ended March 31, 1998, as compared to 8.59% for the respective 1997 period. The weighted average cost of interest-bearing liabilities, on the other hand, increased to 4.72% for the quarter ended March 31, 1998, in comparison to 4.61% for the respective 1997 period. As a result of the foregoing, the Company's net interest margin declined by 27 basis points to 4.32% for the three months ended March 31, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1998 was $17.2 million, and represented 1.68% of total loans. The ratio at December 31, 1997 and March 31, 1997, was 1.55% for both periods. As reflected in the increase in the level of non-performing loans from December 31, 1997, the continued weakness in the Hawaiian real estate market and continued concerns of the State's economic health led to an increase in the provision for loan losses to $1.3 million for the quarter ended March 31, 1998 - see further discussion below.

Changes in the allowances for loan losses were as follows:

                                     Quarter ended
                                        March 31,
                                    1998         1997
                                 (dollars in thousands)
Balance at beginning of period     $16,365      $15,431

Provision charged to expense         1,300        1,050

Net recoveries(charge-offs)           (426)        (387)
                                   --------     --------
Balance at end of period          $ 17,239      $16,094

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                             3/31/98     12/31/97    3/31/97
                                             ---------------------------------
                                                    (dollars in thousands)
Loan accounted for on a
     non-accrual basis                     $30,975       $24,476     $21,660
Loan contractually past due
     ninety days or more as to
     interest or principal payments          2,828         3,913       2,852
                                            ----------------------------------

     Total non-performing loans             33,803        28,389      24,512

Other Real Estate Owned                      3,158         3,686       1,894
                                            ----------------------------------

     Total non-performing assets           $36,961       $32,075     $26,406
                                           ===================================

Non-performing assets at March 31, 1998 totaled $36.9 million, an increase of $4.9 million from December 31, 1997, and an increase of $10.6 million from March 31, 1997. The increase was primarily attributable to non-accruing real estate loans. These loans consist primarily of mortgages made by ISL on 1-4 family residential property. In consideration of the above, a $1.3 million provision for loan losses was made in the first quarter of 1998.

OTHER OPERATING INCOME

Other operating income totaled $1.7 million for the three month period ended March 31, 1998, a slight increase over the $1.4 million for the comparable period in 1997.

OTHER OPERATING EXPENSES

Other operating expenses totaled $11.7 million for the three months ended March 31, 1998, a decrease of $0.4 million over the same period in 1997. The decline in other operating expenses was due primarily to the accrual of a $446,000 loss on the assignment of the lease on the Association's headquarters in March 1997--See Note B--Contingencies for further discussion.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See note B to the consolidated Financial Statements included herein.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



May 14, 1998                                   By /s/ Daniel Motohiro
                                               Daniel Motohiro, Treasurer
                                               and Principal Financial Officer