Form 10-Q/A
period 1998-03-31
CB BANCSHARES INC/HI
filed 1998-07-31
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-Q/A


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


                                (808) 546-2500
                       (Registrant's Telephone Number)



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

(in thousands, except shares and per share data)
------------------------------------------------------------------------------
                                        March 31,    December 31,    March 31,
                                          1998          1997           1997
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   60,130    $   75,150     $   55,960
Federal Funds Sold and securities
     purchased                             61,629         4,705            -
Investment securities:
     Held-to-maturity                      83,712        88,397         95,446
     Available for sale                   109,631       120,320        125,274
     Trading                                  -             -              -
     Restricted investment securities	   27,871		  27,348		  25,543
Loans held for sale                        53,816        26,293          9,488
Gross loans                             1,026,427     1,049,305      1,040,487
     Less allowance for loan losses       (17,239)      (16,365)       (16,094)
Net Loans                               1,009,188     1,032,940      1,024,393
Premises and equipment                     19,918        19,312         18,333
Other assets                               31,032        31,186         35,687
Goodwill                                    9,362         9,575         10,213
------------------------------------------------------------------------------
Total assets                           $1,466,289    $1,435,226     $1,400,337
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                 $  103,369    $  110,577     $  114,784
  Interest bearing                        920,530       898,151        831,269
------------------------------------------------------------------------------
     Total deposits                     1,023,899     1,008,728        946,053
Short-term borrowings                      77,019       137,212        219,356
Contingencies (Note B)                        -             -              446
Other liabilities                          20,295        23,173         24,211
Long-term debt                            218,106       141,048         91,102
------------------------------------------------------------------------------
     Total liabilities                  1,339,319     1,310,161      1,281,168
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,551         3,551          3,551
Additional paid-in capital                 65,080        65,080         65,080
Retained earnings                          57,185        55,233         50,252
Accumulated other comprehensive
  income, net of taxes                      1,154         1,201            286
Total stockholders' equity                126,970       125,065        119,169
------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,466,289    $1,435,226     $1,400,337
==============================================================================

                                 CB BANCSHARES, INC. AND SUBSIDIARIES
(unaudited)
                                    CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)                      Quarter ended
------------------------------------------------------------------------------
                                                      March 31,      March 31,
                                                        1998           1997
------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                          $23,352        $22,565
  Interest and dividends on investment securities
    Taxable                                             3,655          4,148
    Non-taxable                                            88             51
    Dividends                                             523            444
  Other interest income                                   869            448
----------------------------------------------------------------------------
         Total interest income                         28,487         27,656

Interest Expense
  Deposits                                              9,718          8,510
  Short-term borrowings                                 2,174          3,072
  Long-term debt                                        2,044          1,341
----------------------------------------------------------------------------
         Total interest expense                        13,936         12,923
----------------------------------------------------------------------------
         Net interest income                           14,551         14,733
Provision for loan losses                               1,300          1,050
----------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                             13,251         13,683
Other income
  Service charges and fees                              1,095          1,044
  Other                                                   600            398
----------------------------------------------------------------------------
         Total other income                             1,695          1,442
Other expenses
  Salaries and employee benefits                        4,601          4,821
  Net occupancy and equipment expense                   3,034          2,671
  Other                                                 4,033          4,565
----------------------------------------------------------------------------
         Total other expenses                          11,668         12,057
----------------------------------------------------------------------------
         Income before income taxes                     3,278          3,068
  Provision for income taxes                            1,326          1,218
----------------------------------------------------------------------------
Net income                                             $1,952         $1,850
Other comprehensive income, net of taxes:
  Unrealized holding gains(losses) on securities          (47)          (616)
----------------------------------------------------------------------------
         Comprehensive income                          $1,905         $1,234
============================================================================
Per common share:
         Basic Earnings Per Share                      $ 0.54         $ 0.35
         Diluted Earnings Per Share                    $ 0.44         $ 0.35
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

NOTE B - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components as all changes in equity, including net income, except for those resulting from investment by and distributions to owners.

Components of other comprehensive income for the three months ended March 31, 1998 and 1997 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities.

NOTE C - COMMITMENTS AND CONTINGENCIES

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See note C to the consolidated Financial Statements included herein.


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



                                           CB BANCSHARES, INC. AND SUBSIDIARIES



July 30, 1998                                  By /s/ Daniel Motohiro
                                               Daniel Motohiro, Treasurer
                                               and Principal Financial Officer