Form 10-Q
period 1998-06-30
CB BANCSHARES INC/HI
filed 1998-08-14
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998


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


                        Yes [X]                     No [ ]


The number of shares outstanding of registrant's common stock at July 31, 1998 was 3,552,228 shares






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                         CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
------------------------------------------------------------------------------
                                        June 30,    December 31,     June 30,
                                          1998          1997           1997
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   54,974    $   75,150     $   42,490
Federal Funds Sold and securities
     purchased                              6,905         4,705          4,405
     Held-to-maturity                      78,830        88,397         93,156

     Available for sale                   124,155       120,320        122,337
     Trading                                  -             -              -
     Restricted investment securities      28,409        27,348         26,259
Loans held for sale                        39,784        26,293         16,684
Gross loans                             1,018,714     1,049,305      1,052,868
     Less allowance for loan losses       (17,742)      (16,365)       (16,967)
Net Loans                               1,000,972     1,032,940      1,035,901
Premises and equipment                     20,208        19,312         19,471
Other assets                               33,737        31,186         40,727
Goodwill                                    9,149         9,575         10,001
------------------------------------------------------------------------------
Total assets                           $1,397,123    $1,435,226     $1,411,431
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                 $  103,755    $  110,577     $  105,408
  Interest bearing                        928,330       898,151        850,431
------------------------------------------------------------------------------
     Total deposits                     1,032,085     1,008,728        955,839
Short-term borrowings                      56,443       137,212        181,227
Other liabilities                          20,574        23,173         21,111
Long-term debt                            159,227       141,048        131,653
------------------------------------------------------------------------------
     Total liabilities                  1,268,329     1,310,161      1,289,830
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,551,228 shares            3,552         3,551          3,551
Additional paid-in capital                 65,119        65,080         65,080
Retained earnings                          59,145        55,233         52,131
Unrealized valuation adjustment               978         1,201            839
Total stockholders' equity                128,794       125,065        121,601
------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,397,123    $1,435,226     $1,411,431
==============================================================================




                                      2
              CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                      CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)
                                     Quarter ended         Six months ended
------------------------------------------------------------------------------
                                 June 30,    June 30,    June 30,    June 30,
                                   1998        1997        1998        1997
------------------------------------------------------------------------------
Interest income
  Interest and fees on loans     $23,771     $23,273     $47,123     $45,838
  Interest and dividends
  on investment securities
    Taxable                        3,560       4,023       7,215       8,171
    Non-taxable                       93          52         181         103
    Dividends                        539         467       1,062         911
  Other interest income              649         254       1,518         702
------------------------------------------------------------------------------
      Total interest income       28,612      28,069      57,099      55,725
Interest Expense
  Deposits                        10,047       8,729      19,765      17,239
  Short-term borrowings            1,517       3,470       3,691       6,542
  Long-term debt                   2,230       1,231       4,274       2,572
------------------------------------------------------------------------------
      Total interest expense      13,794      13,430      27,73       26,353
------------------------------------------------------------------------------
      Net interest income         14,818      14,639     29,369       29,372
Provision for loan losses          1,525       1,500      2,825        2,550
------------------------------------------------------------------------------
      Net interest income after
      provision for loan losses   13,293      13,139     26,544       26,822
Other income
  Service charges and fees         1,027       1,047      2,122        2,091
  Other                            1,194         725      1,794        1,123
------------------------------------------------------------------------------
      Total other income           2,221       1,772      3,916        3,214
Other expenses
  Salaries and employee benefits   4,200       4,012      8,801        8,833
  Net occupancy and
  equipment expense                3,481       2,860      6,515        5,531
  Other                            4,339       4,624      8,372        9,189
------------------------------------------------------------------------------
      Total other expenses        12,020      11,496     23,688       23,553
------------------------------------------------------------------------------
      Income before income taxes   3,494       3,415      6,772        6,483
  Provision for income taxes       1,357       1,465      2,683        2,683
------------------------------------------------------------------------------
Net income                       $ 2,137     $ 1,950    $ 4,089      $ 3,800
Other comprehensive income, net of taxes:
  Unrealized holding gains(losses)
  on securities                     (152)        665       (199)          49
  Less: Reclassification Adjustment
  For Gains Included in Net Income   (24)       (112)       (24)        (112)
------------------------------------------------------------------------------
      Comprehensive Income       $ 1,961     $ 2,503    $ 3,866      $ 3,737
==============================================================================
Per common share:
      Basic Earnings Per Share   $  0.60     $  0.55    $  1.15      $  1.07
      Diluted Earnings Per Share $  0.50     $  0.55    $  1.05      $  1.07
==============================================================================
                                      3

                 CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)                                       Six Months ended June 30,
------------------------------------------------------------------------------
                                                         1998          1997
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 4,089      $  3,800
     Net adjustments to reconcile net income to
       cash used in operating activities                (16,887)      (22,286)
------------------------------------------------------------------------------
     Net cash used in operating activities              (12,798)      (18,486)

Cash flows from investing activities:
     Net decrease in federal funds sold and
       securities under agreements to resell             (2,200)       (4,405)
     Purchases of held-to-maturity investment
       Securities                                       (66,653)          -
     Proceeds from maturities of held-to-maturity
       securities                                        76,220         4,675
     Purchases of available-for-sale securities         (26,859)       (7,332)
     Proceeds from sales of available-for-sale
       securities                                        17,044        12,864
     Proceeds from maturities of
       available-for-sale securities                      6,013        10,508
     Net (increase) decrease in loans                    30,591       (21,314)
     Purchases of premises and equipment                 (2,697)       (3,202)
     Proceeds from sale of premises and equipment           533           756
------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                              31,992        (7,450)

Cash flows from financing activities:
     Net increase (decrease) in deposits                 23,357         3,929
     Net decrease in short-term borrowings              (80,769)      (27,454)
     Proceeds from long-term debt                        77,058       119,650
     Principal payments on long-term debt               (58,879)      (82,822)
     Proceeds from sale of common stock                      40            -
     Cash dividends paid                                   (177)       (1,509)
------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                             (39,370)        11,794


     DECREASE IN CASH                                   (20,176)      (14,142)
------------------------------------------------------------------------------

Cash and due from banks at beginning of period           75,150        56,632
------------------------------------------------------------------------------

Cash and due from banks at end of period                $54,974       $42,490
==============================================================================





                                      4
                       CB BANCSHARES, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 1998

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

Components of other comprehensive income for the three months and six months ended June 30, 1998 and 1997 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities.

NOTE C - ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of implementation, it does not apply to interim periods. SFAS No. 131 establishes standards for the way public companies report selected quarterly information about business segments, including information on products and services, geographic areas and major customers, based on a management approach to reporting. Since this statement relates to disclosure requirements, implementation will not have an effect on the Company's financial condition, results of operations, or liquidity.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," and amendment of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
SFAS No. 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The application of SFAS No. 132 is not expected to have a material impact on the Company's consolidated financial statements.





                                      5
NOTE D - COMMITMENTS AND CONTINGENCIES

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



                                      6
The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

Consolidated net income for the quarter ended June 30, 1998, totaled
$2.14 million, or $0.60 per share, up from $1.95 million, or $0.55 per share for the same quarter last year. Consolidated net income for the six months ended June 30, 1998 totaled $4.09 million, or $1.15 per share, was also up from $3.8 million, or $1.07 per share for the same period last year.

The increase in net earnings for the six months ended June 30, 1998 was due primarily to modest improvements in service charges and fees, and various other sources of non-interest income.

The Company's annualized return on average assets (ROA) for the second quarter and six months ended June 30, 1998 improved to 0.60% and 0.57%, respectively, as compared to 0.56% and 0.55% for the respective 1997 periods. The Company's annualized return on average stockholder's equity (ROE) for the second quarter and six months ended June 30, 1998 was 6.68% and 6.46%, respectively, also an improvement over the 6.50% and 6.40% for the respective 1997 periods.

NET INTEREST INCOME

A comparison of net interest income for the six months ended June 30, 1998 and 1997 is set forth below on a taxable basis:

                                                   Six months ended June30,
                                                          1998        1997
                                                        (dollars in thousands)

Interest income                                          $57,233    $55,833
Interest Expense                                          27,730     26,353
                                                         -------    -------
Net interest income                                      $29,503    $29,480
                                                         =======    =======
Net interest margin                                        4.27%      4.52%
                                                         =======    =======

For the six months ended June 30, 1998, interest income increased by $1.4 million, from the $55.83 million reported for the same period in 1997. Similarly, interest expense increased by $1.4 million to $27.73 million over the same period last year. The net result of similar increases in interest income and interest expense left very little change in net interest income for 1998, as compared to the same six-month period in 1997.






                                      7
However, relatively unchanged earnings on a larger asset base led to a 27 basis point decline in the weighted average yield on interest-earning assets. Compared to 8.56% for the respective 1997 period, the average yield on interest earning assets declined to 8.29%. The weighted average cost of interest-bearing liabilities was little changed at 4.66%, compared to the 4.69% for the respective 1997 period. As a result of the foregoing, the Company's net interest margin declined by 25 basis points to 4.27% for the six months ended June 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 1998 was $17.74 million, and represented 1.74% of total loans. The ratio was much stronger than reported at December 31, 1997 and June 30, 1997 (1.55% and 1.61%, respectively). The increase in the reserve ratio reflects management's continuing assessment of loss experience, problem credits, changes in collateral values, and current, as well as anticipated economic conditions. The increase in non-performing assets from December 31, 1997, the continued weakness in the Hawaiian real estate market, and continued concerns over the State's economic recovery have led to an increase in the provision for loan losses to $2.83 million for the six months ended June 30, 1998 - see further discussion below.

Changes in the allowances for loan losses were as follows:

                                   Quarter ended           Six Months ended
                                      June 30,                    June 30,
                                    1998        1997        1998       1997
                                               (dollars in thousands)

Balance at beginning of period     $17,239      $16,094   $16,365   $15,431

Provision charged to expense         1,525        1,500     2,825     2,550

Net recoveries(charge-offs)         (1,022)        (627)   (1,448)  (1,014)
                                   --------     --------  -------   -------
Balance at end of period          $ 17,742      $16,967   $17,742   $16,967

NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                           6/30/98      12/31/97    6/30/97
                                           --------------------------------
                                                 (dollars in thousands)
Loan accounted for on a
     non-accrual basis                     $24,020       $24,476    $21,557
Loan contractually past due
     ninety days or more as to
     interest or principal payments          2,881         3,913      2,510
                                           --------------------------------

     Total non-performing loans             26,901        28,389     24,067

Other Real Estate Owned                      6,073         3,686      2,230
                                           --------------------------------

     Total non-performing assets           $32,974       $32,075     26,297
                                         ==================================

                                      8
Non-performing assets at June 30, 1998 totaled $32.97 million, increasing by $0.9 million from December 31, 1997, and by $6.7 million from June 30, 1997. The increases from previous periods were primarily due to increases in non-accruing real estate (1-4 family type) loans. In consideration of this, the provision for loan losses for 1998 reflects an increase of $275,000 over the comparable six month period in 1997.

OTHER OPERATING INCOME

Other operating income totaled $3.92 million for the six month period ended June 30, 1998, a slight improvement over the $3.21 million for the comparable period in 1997.

OTHER OPERATING EXPENSES

Other operating expenses totaled $23.69 million for the six months ended
June 30, 1998, a slight increase over the $23.55 million for the same period in 1997.

YEAR 2000

The "Year 2000" problem relates to the fact that many computer software programs store years as only two digits, assuming that all years are in the twentieth century. Accordingly, the year 2000 may produce erroneous results or systems may fail when the two-digit year becomes "00".

In 1997, the Company initiated a comprehensive program to address this problem and ensure that its computer systems will function properly in the years 2000 and thereafter. Total internal and external costs for this program are estimated to be $500,000 over a two year period, and are not anticipated to materially impact the Company's results of operations.

The Company has completed the awareness and assessment phase of its Year 2000 program, and has already undertaken renovation and testing of its critical systems. In April 1998, City Bank completed a conversion of its core processing operations to the FiServ Comprehensive Banking System. In August 1998, International Savings and Loan is scheduled to complete the conversion of its core operations to the same system. The FiServ Comprehensive Banking System is widely used in the financial services industry and FiServ has given certain assurances that its system will be year 2000 ready.

Testing of all critical individual systems throughout the Company is scheduled to be substantially completed by the end of 1998, with integration testing to occur in late 1998 through 1999.

Even though the Company's efforts should adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise. The Company's Year 2000 program also includes the identification of third party service providers, customers and other external parties upon which the Company relies, or with whom it must interface its critical systems or applications. The Company's program also includes an assessment of these external parties' compliance efforts with year 2000 issues. However, there is no assurance that the failure of such external parties to resolve its year 2000 issues would not have an adverse impact on the Company.





                                      9
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note D to the consolidated Financial Statements included herein.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 30, 1998, the following members were elected to the Board of Directors to serve as Class III directors until the 2001 annual meeting of shareholders and until their successors are elected:

                             Shares Voted For   Shares Withheld
                             ----------------   ----------------
     Tomio Fuchu                2,513,132           92,950
     Larry K. Matsuo            2,163,683          442,399
     Hiroshi Sakai              2,161,251          444,831

Also elected was Grant Thornton LLP as independent auditor for the ensuing year:
     For:       2,477,211
     Against:     120,569
     Abstain:       8,302

Also approved was an amendment to the Company's Stock Option Plan, as described in the proxy statement:

     For:       2,050,840
     Against:     460,932
     Abstain:      38,127

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          None.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended
         June 30, 1998


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CB BANCSHARES, INC. AND
                                            SUBSIDIARIES


August 14, 1998                             By /s/ Daniel Motohiro
                                            Daniel Motohiro, Treasurer
                                            and Principal Financial
                                            Officer

                                      10


Confidential US Comb 05/15/96	1


 Initials