Form 10-Q
period 1998-09-30
CB BANCSHARES INC/HI
filed 1998-11-13
CIK 316312

[DESCRIPTION]            Quarterly Report


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-12396


                               CB BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

Hawaii                                    99-0197163
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

201 Merchant Street
Honolulu, Hawaii  96813
(Address of principal executive offices)  (Zip code)

                                         808-546-2411
                      (Registrant's telephone number including area code)

                                 Not applicable
   (Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                     Outstanding

Common Stock                              3,552,228

Part I.  Financial Information

Item 1.  Financial Statements



                       CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                           CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
------------------------------------------------------------------------------
                                     September 30,  December 31,  September 30,
                                          1998          1997           1997
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   69,584    $   75,150     $   40,941
Federal Funds Sold and securities
     purchased                                  5         4,705          6,505
     Held-to-maturity                      66,152        88,397         91,526

     Available for sale                   117,189       120,320        115,150
     Trading                                  -             -              -
     Restricted investment securities      28,946        27,348         26,772
Loans held for sale                        62,973        26,293         19,242
Gross loans                             1,005,818     1,049,305      1,047,171
     Less allowance for loan losses       (18,032)      (16,365)       (17,789)
Net Loans                                 987,786     1,032,940      1,029,382
Premises and equipment                     20,306        19,312         19,189
Other assets                               34,698        31,186         28,500
Goodwill                                    8,937         9,575          9,788
------------------------------------------------------------------------------
Total assets                           $1,396,576    $1,435,226     $1,386,995
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                 $  104,851    $  110,577     $   99,889
  Interest bearing                        941,890       898,151        862,890
------------------------------------------------------------------------------
     Total deposits                     1,046,741     1,008,728        962,779
Short-term borrowings                      40,769       137,212        126,585
Other liabilities                          21,430        23,173         22,414
Long-term debt                            156,573       141,048        151,376
------------------------------------------------------------------------------
     Total liabilities                  1,265,512     1,310,161      1,263,154
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,552,228 shares            3,552         3,551          3,551
Additional paid-in capital                 65,119        65,080         65,080
Retained earnings                          61,235        55,233         54,055
Accumulated other comprehensive
   income, net of taxes                     1,158         1,201          1,155
Total stockholders' equity                131,064       125,065        123,841
------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,396,576    $1,435,226     $1,386,995
==============================================================================


                       CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                        CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)
                      Quarter ended                        Nine Months ended
------------------------------------------------------------------------------
                              Sept.30,        Sept.30,    Sept.30,     Sept.30,
                              1998            1997        1998         1997
-------------------------------------------------------------------------------
Interest income
  Interest and fees on loans $24,589         $23,474      $71,712     $69,312
  Interest and dividends on investment securities
    Taxable                    3,512           3,912       10,727      12,083
    Non-taxable                  108              47          289         150
    Dividends                    537             313        1,599       1,424
  Other interest income          355             236        1,973         938
-------------------------------------------------------------------------------
    Total interest income     29,101          28,182       86,200      83,907

Interest Expense
  Deposits                    10,107           9,201       29,872      26,440
  Short-term borrowings        1,182           1,632        4,873       8,174
  Long-term debt               2,031           2,832        6,305       5,404
------------------------------------------------------------------------------
    Total interest expense    13,320          13,665       41,050      40,018
------------------------------------------------------------------------------
    Net interest income       15,781          14,317       45,150      43,889
Provision for loan losses      2,986           1,517        5,811       4,067
------------------------------------------------------------------------------
    Net interest income after provision
     for loan losses          12,795          13,000       39,339      39,822
Other income
  Service charges and fees     1,100             973        3,222       3,064
  Other                        2,821             894        4,615       2,017
------------------------------------------------------------------------------
    Total other income         3,921           1,867        7,837       5,081
Other expenses
  Salaries and benefits        4,257           4,659       13,058      13,492
  Net occupancy and
   equipment expense           3,419           2,833        9.934       8,364
  Other                        5,246           4,071       13,619      13,260
-------------------------------------------------------------------------------
    Total other expenses      12,922          11,563       36,610      35,116
-------------------------------------------------------------------------------
    Income before taxes        3,794           3,304       10,366       9,787
  Provision for income taxes   1,640           1,202        4,323       3,885
-------------------------------------------------------------------------------
Net income                     2,154           2,102        6,243       5,902
Other comprehensive income, net of taxes:
   Unrealized holding gains (losses)
    on securities               (152)            665         (199)         49
   Less:  Reclassification adjustment for gains
    included in net income       (24)           (112)         (24)       (112)
-------------------------------------------------------------------------------
Comprehensive Income          $1,978          $2,655       $6,020      $5,839
===============================================================================
Per common share:
  Basic Earnings Per Share    $ 0.61          $ 0.59       $ 1.76      $ 1.66
  Diluted Earnings Per Share  $ 0.52          $ 0.56       $ 1.67      $ 1.66
===============================================================================

                        CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)                                  Nine Months ended September 30,
------------------------------------------------------------------------------
                                                         1998          1997
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 6,243      $  5,902
     Net adjustments to reconcile net income to
       cash used in operating activities                (39,097)      (10,732)
------------------------------------------------------------------------------
     Net cash used in operating activities              (32,854)       (4,830)

Cash flows from investing activities:
     Net increase in federal funds sold and
       securities under agreements to resell              4,700        (6,505)
     Purchases of held-to-maturity investment
       Securities                                       (97,318)      (51,862)
     Proceeds from maturities of held-to-maturity
       securities                                       119,563        58,167
     Purchases of available-for-sale securities         (36,820)       (8,309)
     Proceeds from sales of available-for-sale
       securities                                        25,193        12,864
     Proceeds from maturities of
       available-for-sale securities                     14,871        18,672
     Net (increase) decrease in loans                    43,487       (15,617)
     Purchases of premises and equipment                 (3,821)       (3,733)
     Proceeds from sale of premises and equipment           539         1,825
------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                              70,394         5,502

Cash flows from financing activities:
     Net increase (decrease) in deposits                 38,013        10,869
     Net decrease in short-term borrowings              (96,443)      (82,096)
     Proceeds from long-term debt                        33,000        89,672
     Principal payments on long-term debt               (17,475)      (33,121)
     Proceeds from sale of common stock                      40            -
     Cash dividends paid                                   (241)       (1,687)
------------------------------------------------------------------------------
     Net cash (used in) provided by
       financing activities                             (43,106)      (16,363)

     DECREASE IN CASH                                    (5,566)      (15,691)
------------------------------------------------------------------------------

Cash and due from banks at beginning of period           75,150        56,632
------------------------------------------------------------------------------

Cash and due from banks at end of period                $69,584       $40,941
==============================================================================

                      CB BANCSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998



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

NOTE B - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components as all changes in equity, including net income, except for those resulting from investment by and distributions to owners.

Components of other comprehensive income for the three months and nine months ended September 30, 1998 and 1997 were comprised solely of unrealized gains (losses) on available-for-sale investment securities.

NOTE C - ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of implementation, it does not apply to interim periods. SFAS No. 131 establishes standards for the way public companies report selected quarterly information on products and services, geographic areas and major customers, based on a management approach to reporting. Since this statement relates to disclosure requirements, implementation will not have an effect on the Company's financial conditions, results of operations or liquidity.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits," an amendment of SFAS No. 87, "Employers' Accounting for Pensions, No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." SFAS No. 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The application of SFAS No. 132 is not expected to have a material impact on the Company's consolidated financial statements.

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

The landowner subsequently sued the Association and the plaintiff. The action was never served on the Association and was settled and dismissed after the filing of a motion for the appointment of a receiver. Effective June 1, 1997, the plaintiffs reassigned the lease and legal title of the ISL Building to the Association pursuant to an agreement among the landowner, the Association and the plaintiff. As a result, the Association currently controls the operation of the 1111 Bishop Street Building. However, the agreement did not release the Association from obligations under the lease or terminate the litigation between the Association and the plaintiff. The agreement also established a $5,000,000 cap on the amount of damages the Association can recover from the plaintiff with respect to the assignment. The ground lease rent is fixed until 2002, at which time the rent will be renegotiated for two subsequent ten-year periods. The ground lease term expires in 2021. In no event would the negotiated lease rent for any period be less than $30,000 per year. The Company and Association were successful in defeating all of the plantiff's claims and received a jury verdict in our favor on counterclaims.

The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


NET INCOME

Consolidated net income for the quarter ended September 30, 1998, totaled $2.15 million, or $0.61 per share, up from $2.10 million, or $0.59 per share for the same quarter last year. Consolidated net income for the nine months ended September 30, 1998 totaled $6.24 million, or $1.76 per share, was also up from $5.90 million, or $1.66 per share for the same period last year.

The increase in net earnings for the nine months ended September 30, 1998 was due primarily to modest improvements in service charges and fees, and various other sources of non-interest income.

The Company's annualized return on average assets (ROA) for the third quarter and nine months ended September 30, 1998 improved to 0.62% and 0.58%, respectively, as compared to 0.60% and 0.57% for the respective 1997 periods. The Company's annualized return on average stockholder's equity (ROE) for the third quarter and nine months ended September 30, 1998 was 6.63% and 6.49%, respectively, a slight decrease compared to the 6.84% and 6.50% for the respective 1997 periods.



NET INTEREST INCOME

A comparison of net interest income for the nine months ended September 30, 1998 and 1997 is set forth below on a taxable equivalent basis:


                         Nine months ended September 30,
                                    1998 1997
                                           (dollars in thousands)

Interest income                              $87,017    $84,056
Interest Expense                              41,050     40,018
                                             -------    -------
Net interest income                          $45,967    $44,038
                                             =======    =======
Net interest margin                            4.53%      4.47%
                                             =======    =======

For the nine months ended September 30, 1998, interest income increased by $2.96 million, from the $84.06 million reported for the same period in 1997. Interest expense increased by $1.03 million to $41.05 million over the same period last year. The net result was an increase net interest income for 1998 of $1.93 million as compared to the same nine month period in 1997.

As earnings increased proportionately to the increase in the asset base, the weighted average yield on interest-earning assets remained unchanged at 8.54%. The weighted average cost of interest-bearing liabilities decreased to 4.27%, compared to the 4.76% for the respective 1997 period. This was due to declining funding costs, while being able to maintain asset yields. As a result of the foregoing, the Company's net interest margin increased by 6 basis points to 4.53% for the nine months ended September 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 1998 was $18.03 million, and represented 1.79% of total loans. The ratio was stronger than reported at December 31, 1997 and September 30, 1997 (1.55% and 1.70%, respectively). The increase in the reserve ratio reflects management's continuing assessment of loss experience, problem credits, changes in collateral values, and current, as well as anticipated economic conditions. The increase in non-performing assets from December 31, 1997, the continued weakness in the Hawaiian real estate market, and continued concerns over the State's economic recovery have led to an increase in the provision for loan losses to $5.81 million for the nine months ended September 30, 1998 - see further discussion below.

Changes in the allowances for loan losses were as follows:

                                Quarter ended          Nine Months ended
                                 September 30,             September 30,
                                 1998        1997        1998       1997
                                          (dollars in thousands)

Balance at beginning of period  $17,742      $16,967   $16,365   $15,431

Provision charged to expense      2,986        1,517     5,811     4,067

Net recoveries(charge-offs)      (2,696)        (695)   (4,144)  (1,709)
                                 -------     --------   -------  -------
Balance at end of period       $ 18,032      $17,789   $18,032   $17,789



NON-PERFORMING ASSETS

A summary of non-performing assets follows:

                                        9/30/98      12/31/97    9/30/97
                                        --------------------------------
                                              (dollars in thousands)
Loan accounted for on a
     non-accrual basis                  $20,986       $24,476    $25,708
Loan contractually past due
     ninety days or more as to
     interest or principal payments       3,170         3,913      2,259
                                        --------------------------------

     Total non-performing loans          24,156        28,389     27,967

Other Real Estate Owned                   8,178         3,686      2,369
                                        --------------------------------

     Total non-performing assets        $32,334       $32,075    $30,336
                                      ==================================

Non-performing assets at September 30, 1998 totaled $32.33 million, increasing by $0.26 million from December 31, 1997, and by $2.00 million from September 30, 1997. The increases from previous periods were primarily due to increases in non-accruing real estate (1-4 family type) loans. In consideration of this, the provision for loan losses for 1998 reflects an increase of $1.74 million over the comparable nine month period in 1997.

OTHER OPERATING INCOME

Other operating income totaled $7.84 million for the nine month period ended September 30, 1998, a strong improvement over the $5.08 million for the comparable period in 1997. This was primarily due to gains from securities sales.

OTHER OPERATING EXPENSES

Other operating expenses totaled $36.61 million for the nine months ended September 30, 1998, a nominal increase over the $35.12 million for the same period in 1997.


YEAR 2000

The "Year 2000" problem relates to the fact that many computer software programs store years as only two digits, assuming that all years are in the twentieth century. Accordingly, the year 2000 may produce erroneous results or systems may fail when the two-digit year becomes "00".

In 1997, the Company initiated a comprehensive program to address this problem and ensure that its computer systems will function properly in the years 2000 and thereafter. The Company has already completed the awareness and assessment phase of its Year 2000 program, and has already undertaken renovation and testing of its critical systems. As of August 1998, both City Bank and International Savings and Loan completed the conversion of all core operations to the FiServ Comprehensive Banking System, a major step in the Company's Year 2000 compliance effort.

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

To address this external risk, contingency plans are also being developed to ensure that the Company is prepared to handle the most reasonably likely worst-case scenarios, including the inability of customers, vendors and other third parties to adequately address the Year 2000 problem. The development and testing of these contingency plans are scheduled to be completed by June 1999.

The Company has expended, and will continue to expend the resources necessary to address this issue in a timely manner. To date, expenditures have totaled less than $100,000, out of a projected $500,000. Most of these expenditures relate to the acquisition and implementation of new and enhanced systems and/or equipment, which will be capitalized and amortized over their respective useful lives. Expenses related to the Company's internal resources and Year 2000 remediation costs are being expensed as incurred. Future expenditures are expected to take place over the next two years and are not expected to have a material impact on the Company's results of operations. No assurance, however, can be given at this time that all aspects of the Company's operations will be Year 2000 ready or that the Year 2000 problem will not have an adverse impact on the Company's future earnings.



Item 3.  Changes in Information About Market Risk



Part II.  Other Information



Item 1.  Legal Proceedings

      See Note D to the consolidated Financial Statements included herein.



Item 2.  Changes in Securities

      No disclosure required.



Item 3.  Defaults Upon Senior Securities

      No disclosure required.



Item 4.  Submission of Matters to a Vote of Security Holders

      No disclosure required.



Item 5.  Other Information

      No disclosure required.



Item 6.  Exhibits and Reports on Form 8-K



      No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CB BANCSHARES, INC.

11/13/98                 By: /s/ Daniel Motohiro
Date                     Daniel Motohiro
                    Treasurer and Principal Financial Officer