Form 10-Q/A
period 1998-09-30
CB BANCSHARES INC/HI
filed 1998-12-02
CIK 316312

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

Part I.  Financial Information

Item 1.  Financial Statements



                       CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                           CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)
------------------------------------------------------------------------------
                                     September 30,  December 31,  September 30,
                                          1998          1997           1997
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                $   69,584    $   75,150     $   40,941
Federal Funds Sold and securities
     purchased                                  5         4,705          6,505
     Held-to-maturity                      66,152        88,397         91,526

     Available for sale                   117,189       120,320        115,150
     Trading                                  -             -              -
     Restricted investment securities      28,946        27,348         26,772
Loans held for sale                        62,973        26,293         19,242
Gross loans                             1,005,818     1,049,305      1,047,171
     Less allowance for loan losses       (18,032)      (16,365)       (17,789)
Net Loans                                 987,786     1,032,940      1,029,382
Premises and equipment                     20,306        19,312         19,189
Other assets                               34,698        31,186         28,500
Goodwill                                    8,937         9,575          9,788
------------------------------------------------------------------------------
Total assets                           $1,396,576    $1,435,226     $1,386,995
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                 $  104,851    $  110,577     $   99,889
  Interest bearing                        941,890       898,151        862,890
------------------------------------------------------------------------------
     Total deposits                     1,046,741     1,008,728        962,779
Short-term borrowings                      40,769       137,212        126,585
Other liabilities                          21,429        23,173         22,414
Long-term debt                            156,573       141,048        151,376
------------------------------------------------------------------------------
     Total liabilities                  1,265,512     1,310,161      1,263,154
Stockholders' equity
  $1 par value, 50,000,000 shares
  authorized, Issued and
  outstanding - 3,552,228 shares            3,552         3,551          3,551
Additional paid-in capital                 65,119        65,080         65,080
Retained earnings                          61,235        55,233         54,055
Accumulated other comprehensive
   income, net of taxes                     1,158         1,201          1,155
Total stockholders' equity                131,064       125,065        123,841
------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                  $1,396,576    $1,435,226     $1,386,995
==============================================================================


                       CB BANCSHARES, INC. AND SUBSIDIARIES (unaudited)
                        CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)
                      Quarter ended                        Nine Months ended
------------------------------------------------------------------------------
                              Sept.30,        Sept.30,    Sept.30,     Sept.30,
                              1998            1997        1998         1997
-------------------------------------------------------------------------------
Interest income
  Interest and fees on loans $24,589         $23,474      $71,712     $69,312
  Interest and dividends on investment securities
    Taxable                    3,512           3,912       10,727      12,083
    Non-taxable                  108              47          289         150
    Dividends                    537             513        1,599       1,424
  Other interest income          355             236        1,873         938
-------------------------------------------------------------------------------
    Total interest income     29,101          28,182       86,200      83,907

Interest Expense
  Deposits                    10,107           9,201       29,872      26,440
  Short-term borrowings        1,182           1,632        4,873       8,174
  Long-term debt               2,031           2,832        6,305       5,404
------------------------------------------------------------------------------
    Total interest expense    13,320          13,665       41,050      40,018
------------------------------------------------------------------------------
    Net interest income       15,781          14,517       45,150      43,889
Provision for loan losses      2,986           1,517        5,811       4,067
------------------------------------------------------------------------------
    Net interest income after provision
     for loan losses          12,795          13,000       39,339      39,822
Other income
  Service charges and fees     1,100             973        3,222       3,064
  Other                        2,821             894        4,615       2,017
------------------------------------------------------------------------------
    Total other income         3,921           1,867        7,837       5,081
Other expenses
  Salaries and benefits        4,257           4,659       13,058      13,492
  Net occupancy and
   equipment expense           3,419           2,833        9,934       8,364
  Other                        5,246           4,071       13,618      13,260
-------------------------------------------------------------------------------
    Total other expenses      12,922          11,563       36,610      35,116
-------------------------------------------------------------------------------
    Income before taxes        3,794           3,304       10,566       9,787
  Provision for income taxes   1,640           1,202        4,323       3,885
-------------------------------------------------------------------------------
Net income                     2,154           2,102        6,243       5,902
Other comprehensive income, net of taxes:
   Unrealized holding gains (losses)
    on securities              1,168             389          945         326
   Less:  Reclassification adjustment for gains
    included in net income    (1,000)           (113)      (1,000)       (113)
-------------------------------------------------------------------------------
Comprehensive Income          $2,322          $2,378       $6,188      $6,115
===============================================================================
Per common share:
  Basic Earnings Per Share    $ 0.61          $ 0.59       $ 1.76      $ 1.66
  Diluted Earnings Per Share  $ 0.52          $ 0.56       $ 1.67      $ 1.66
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

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits," an amendment of SFAS No. 87, "Employers' Accounting for Pensions, No. 88," "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." SFAS No. 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The application of SFAS No. 132 is not expected to have a material impact on the Company's consolidated financial statements.

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

                               CB BANCSHARES, INC.

12/2 /98                 By: /s/ Daniel Motohiro
Date                     Daniel Motohiro
                         Treasurer and Principal Financial Officer