Form 10-K
period 1998-12-31
CB BANCSHARES INC/HI
filed 1999-03-30
CIK 316312

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1998
                                     OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1999, registrant had outstanding 3,552,228 shares of common stock. The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on January 31, 1999 was approximately $104,244,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 29, 1999 are incorporated by reference into Part III and IV.

ITEM 1. BUSINESS

CB BANCSHARES, INC.
CB Bancshares, Inc. (the "Company") is a bank holding company incorporated in the State of Hawaii in 1980. As a bank holding company, the Company has the flexibility to directly or indirectly engage in certain bank-related activities other than banking, subject to regulation by the Board of Governors of the Federal Reserve System. The Company is also registered with the Office of Thrift Supervision (the "OTS") as a savings and loan holding company. The Company has four wholly-owned subsidiaries, City Bank, International Savings and Loan Association, Limited (which the Company acquired in April 1994), City Finance and Mortgage, Inc. and O.R.E., Inc. which are discussed below. City Bank and International Savings and Loan Association, Limited, are the Company's primary operating segments - see Note U of Notes to the Company's Consolidated Financial Statements for segment information. At December 31, 1998, the Company had consolidated total assets of $1,428.44 million, and total stockholders' equity of $132.37 million.

CITY BANK


City Bank (the "Bank") is a state-chartered bank organized under the laws of the State of Hawaii("Hawaii") in 1959. The Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC"), and provides full commercial banking services through eleven branches on the island of Oahu, one branch on the island of Hawaii, and one branch on the island of Maui. These services include receiving demand, savings and time deposits; making commercial, real estate and consumer loans; financing international trade activities; issuing letters of credit; handling domestic and foreign collections; selling travelers' checks and bank money orders; and renting safe deposit boxes.


The Bank is subject to regular examinations by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Department of Commerce and Consumer Affairs, State of Hawaii.

Citibank Properties, Inc., a wholly-owned subsidiary of the Bank, was organized to hold title to bank-facilities realty.

At December 31, 1998, the Bank had total assets of $788.91 million.

INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED

International Savings and Loan Association, Limited (the "Association") was chartered by the Territory of Hawaii in 1925. The Association is insured with funds administered by the FDIC and conducts its business through ten branches on the island of Oahu and one on the island of Maui.

The Association's principal business consists of attracting deposits from the general public and utilizing advances from the Federal Home Loan Bank (the "FHLB") and other borrowings to fund its real estate lending activities, which consist primarily of lending on one-to-four family residential properties.

The Association has four wholly-owned subsidiaries, ISL Services, Inc. (inactive), DRI Assurance, Inc. (inactive), ISL Capital Corporation and ISL Financial Corp. ISL Capital Corporation engages in mortgage banking activities. ISL Financial Corp. is a special purpose subsidiary which has issued debt obligations collateralized by mortgaged-backed securities provided by the Association.

At December 31, 1998, the Association had total assets of $639.44 million.

CITY FINANCE AND MORTGAGE, INC.

City Finance and Mortgage, Inc. (inactive), a wholly-owned subsidiary of the Company, is in the process of being liquidated.

O.R.E., INC.

O.R.E., Inc., a wholly-owned subsidiary of the Company, was organized for the primary purpose of engaging in the disposition of real and/or personal property that are encumbered by loans of the Bank. To date, no transactions have been consummated and the company is inactive.

REGULATION AND COMPETITION

The earnings and growth of the Company and its subsidiaries are affected by the changes in the monetary and fiscal policies of the United States of America ("U.S."), as well as by the general, local, national and international economic conditions. The overall growth of loans and investments, deposit levels and interest rates are directly influenced by the monetary policies of the Federal Reserve System. Since these changes are generally unpredictable, it is difficult to ascertain the impact of such future changes on the operations of the Company and its subsidiaries.

The banking business is highly competitive. The Bank and the Association compete for deposits and loans with five other commercial banks and two other savings associations located in Hawaii. In addition to other commercial banks and savings associations, the Bank and the Association compete for savings and time deposits and certain types of loans with other financial institutions, such as consumer finance companies, credit unions, merchandise retailers, and a variety of financial services and advisory companies. They also compete for mortgage loans with insurance and mortgage companies.

The  economy  of  Hawaii  is  supported  principally  by  tourism,  governmental expenditures (primarily for the military), agriculture and manufacturing. A small island economy like that of Hawaii, which depends mostly on imports for consumption, is greatly influenced by the changes in external economic conditions. A key to Hawaii's economic performance is the health of the U.S. and Japanese economies, and to a lesser extent, the economies of Canada, Europe and other Asian nations. After rapid expansion in the late 1980s, the Hawaii economy began to stumble in the early 1990s with the onset of the national recession and Gulf War and their related negative impact on the tourist industry. This condition was exacerbated by Hurricane Iniki in 1992 and the recession of the Japanese economy. During the same period, Hawaii construction activity slowed and foreign investment in Hawaii (particularly by Japanese real estate investors) sharply declined.

The economic growth in the State of California, which was expected to grow 5.2 percent in 1998 after growing 5.0 percent in 1997, is having a positive effect on tourism. Visitor arrivals contracted slightly in the first eleven months of 1998 due to an improvement in westbound arrivals (3.8 percent). This increase was not able to offset the 10.4 percent decrease in eastbound arrivals. At the same time, Japan and the rest of Asia's influence has caused potential growth in the islands to stall from nearly zero to negative growth in visitors and investments.

Military  spending  remains a stable and important  source of revenue in Hawaii.
Although the U.S. mainland has experienced reductions in defense spending, Hawaii has experienced only a limited reduction due to its strategic location in the Pacific.

The Hawaii real estate market sales activity strengthened in 1998, although median resale prices continues to decline. Resale volume of single family residences up 24.8 percent on the island of Oahu, 18.5 percent on the island of Maui, 21.2 percent on the island of Hawaii, and 55.3 percent on Kauai. The statewide median home resale price dropped 0.3 percent to $240,718 from $241,462 in 1997. Similarly, condominium resales rose 26.8 percent to 4,405 from 3,475 in 1997, but the median price for condominium fell 3.6 percent to $139,554, down from $144,729 in 1997. The Hawaii real estate sales volume improved due to declining mortgage rates and a view that the Hawaiian economy and home prices had bottomed. The combination of lower rates and home prices helped to overcome the affordability issue which has been a major obstacle for the average Hawaii homebuyer.

Hawaii's Real Gross State Product, which grew by 2.0 percent in 1998, is expected to grow at 1.2 percent in 1999. The declining trend in jobs leveled in 1998 and is expected to improve in 1999 and beyond.

REGULATORY CONSIDERATIONS

The following discussion sets forth certain elements of the regulatory framework applicable to the Company, the Bank and the Association. Federal and state regulation of financial institutions is intended primarily for the protection of depositors rather than shareholders of those entities. To the extent that the following discussion describes statutory or regulatory provisions, it is not intended to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions, and any case law or interpretive letters concerning such provisions. In addition, there are other statutes and regulations that apply to and regulate the operation of the Company and its subsidiaries. Any change in applicable law or regulation may have a material or possibly adverse effect on the business of the Company, the Bank, the Association or other subsidiaries of the Company.

Bank Holding Company. The Company is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Company's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related or incidental to banking and to certain expressly permitted nonbanking activities. In addition, the Company may not acquire directly or indirectly more than 5% of any class of the voting shares of, or substantially all of the assets of, a bank or any other company without the prior approval of the Federal Reserve Board.

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

Savings and Loan Holding Company. As a result of its acquisition of the Association, the Company is subject to OTS regulations as a savings and loan holding company within the meaning of the Home Owners Loan Act (the "HOLA"). Among other things, the HOLA prohibits a savings and loan holding company, directly or indirectly, from: (1) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval, (2) acquiring voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, (3) acquiring through merger, consolidation or purchase of assets, another savings institution (whether or not it is insured by the Savings Association Insurance Fund (the "SAIF")) or holding company thereof or acquiring all, or substantially all, of the assets of such institution (or holding company thereof) without prior OTS approval.

On October 16, 1996, the Company entered into an informal agreement, a Memorandum of Understanding (the "MOU"), with the Federal Reserve Bank of San Francisco (the "FRB"), with respect to issues raised in an inspection of the Company as of June 30, 1996 by the FRB, OTS and Hawaii Division of Financial Institutions.

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

In September 1997, the Bank also entered into an MOU with the FDIC. This MOU was terminated by the FDIC in March 1999, based on the adoption of a resolution by the Bank's Board of Directors. This resolution, approved by the Bank's Board of Directors in February 1999, requires, among other things, that the Bank obtain approval from the FDIC for the payment of cash dividends, and to reduce certain classified assets to specified levels within time frames set forth in the resolution.

Dividend Restrictions. The principal source of the Company's cash flow has been dividend payments received from the Bank and the Association. Dividends paid to the Company by the Bank and the Association in 1998 totaled $0.82 million. Under the laws of Hawaii, payment of dividends by the Bank and the Association, is subject to certain restrictions, and payments of dividends by the Company are likewise subject to certain restrictions. Under the MOU, as discussed above, the Company is restricted from the payment of cash dividends without the prior approval of the FRB.

The Company reduced its quarterly dividend in the first quarter of 1997 from $0.325 per share to $0.05 per share. The quarterly dividend was subsequently increased to $0.06 per share in the second quarter of 1998. The Company will continue to evaluate the dividend on a quarterly basis. In addition, applicable regulatory authorities are authorized to prohibit banks, thrifts and their holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The FRB has indicated that it would generally be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. Furthermore, an insured depository institution, such as the Bank or the Association, cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to its holding company, if thereafter the depository institution would be undercapitalized.

OTS regulations impose uniform limitations on the ability of savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. Such regulations utilize a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level. As of December 31, 1998, the Association was classified as a first-tier association under the guidelines discussed below.

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

Capital Standards. The Company and the Bank are subject to capital standards promulgated by the Federal Reserve Board, the FDIC, and the Hawaii Division of Financial Institutions. At the end of 1998, the minimum ratio of total capital to risk-weighted assets, provided for in the guidelines adopted by the FRB, including certain off-balance-sheet items such as standby letters of credit, was 8%. At least half of the total capital is to be comprised of common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of reserves for loan losses ("Tier 2 Capital"). The FDIC's risk-based capital guidelines for state non-member banks of the Federal Reserve System are generally similar to those established by the FRB for bank holding companies.

The FRB and FDIC also have adopted minimum leverage ratios for bank holding companies and banks requiring bank organizations to maintain a Leverage Ratio (defined as Tier 1 Capital divided by average total assets less goodwill) of at least 4% of total assets. The Leverage Ratio is the minimum requirement for the most highly rated banking organizations, and other banking organizations are expected to maintain an additional cushion of at least 100 to 200 basis points, taking into account the level and nature of risk, to be allocated to the specific banking organizations by the primary regulator.

FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less intangibles, to total assets, less intangibles.

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

The OTS risk-based capital standard presently requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (I) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (ii) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one-to-four family residential real estate loans, more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due.

Under the OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating risk-based capital. Such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The director of the OTS, or his or her designee, is authorized to waive or defer an institution's interest rate risk component on a case-by-case basis. The rule is subject to a two-quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The Association is currently in regulatory capital compliance.

Failure to meet capital guidelines could subject a bank or savings association to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 1998, the Company, the Bank and the Association exceeded applicable capital requirements. The consolidated capital position of the Company at December 31,1998 was as follows:

                                Company ratio         Minimum required ratio
      Risk-based Capital:
          Tier 1 capital ratio      13.54%                      4%
          Total  capital ratio      14.80%                      8%
          Leverage ratio             7.90%                      4%

Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. Under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-based securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities, may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in house-related activities may also be included. Qualifying assets for the QTL test include, among other things, investments related to domestic residential real estate or manufactured housing, the book value of property used by an association or its subsidiaries for the conduct of its business, 50% of residential mortgage loans that the Association sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by FHLMC or FNMA. The Association was in compliance with the QTL test as of December 31, 1998.

Company Support of the Bank and the Association. A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly controlled  FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, Congress has passed legislation pursuant to which depositors are granted a preference over all other unsecured creditors in the event of the insolvency of a bank or thrift.

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

Safety and Soundness. The FDICIA requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. Insured depository institutions are also required to have written plans and reports relating to such institutions' efforts to achieve Year 2000 readiness. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulations, then such company will be required to submit a plan to its federal regulator specifying the steps it will take to correct the deficiency. The federal banking agencies have uniform rules concerning these standards.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") amended the Bank Holding Company Act of 1956 (the "BHCA") to create certain interstate banking and branching opportunities. The IBBEA generally applies only to traditional savings banks and commercial banks. Under the IBBEA, commencing September 29, 1995, a bank holding company may acquire a bank located in any state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in insured depository institutions in the United States, or 30% of deposits in the state in which the bank to be acquired is located (unless the state waives the 30% deposit limitation). The IBBEA permits individual states to restrict the ability of an out-of-state bank holding company or bank to acquire an in-state bank that has been in existence for less than five years and to establish a state concentration limit of less than 30% if such reduced limit does not discriminate against out-of-state bank holding companies or banks.

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

Deposit Insurance. Effective January 1996, deposit insurance premiums for most banks insured by the Bank Insurance Fund ("BIF") dropped to zero, but those for savings associations insured by the SAIF remained unchanged at 23 to 31 cents per $100 of domestic deposits. This disparity is the direct result of the over-capitalization of the BIF and the serious under-capitalization of SAIF. This disparity in deposit insurance premiums raises obvious issues relating to the competitiveness of institutions subject to the SAIF premiums, as well as the possibility that SAIF-insured institutions could convert or otherwise move their deposits to BIF-insured institutions.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was signed into law to recapitalize the SAIF, which generally insures the deposits of savings associations.

The Funds Act for the three year period beginning in 1997, subjects BIF-insured deposits (such as those of the Bank) to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth of the premium rate (approximately
1.2 cents) imposed on SAIF-insured deposits (approximately 6.0 cents). Deposits held by the Association are SAIF-insured deposits.

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

Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to BIF in order to avoid higher assessment rates. Accordingly, the FDIC promulgated regulations that impose entrance and exit fees on depository institutions attempting to transfer insured deposits from the SAIF to the BIF or from the BIF to the SAIF as contemplated by the Funds Act.

Other Regulatory Considerations. The Bank and the Association are also subject to a wide array of other state and federal laws and regulations, including without limitation, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer requirements, the Truth-in-Lending Act, the Truth-in-Savings Act and the Real Estate Settlement Procedures Act.

NUMBER OF EMPLOYEES

As of December 31, 1998 the Company and its subsidiaries employed 536 persons; 499 on a full-time basis and 37 on a part-time basis. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreements.

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

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost and the distribution by category of investment securities at December 31 for the years indicated:

 December 31,
  (in thousands of dollars)        1998      1997      1996
                                 ----------------------------
Held-to-maturity
----------------
State and political subdivisions     -          101       102
Mortgage-backed securities           -       88,296    97,729
                                 ----------------------------
                                 $   -     $ 88,397   $97,831
                                 ============================
Available-for-sale
------------------
U.S. Treasury                    $ 11,900  $ 49,104  $ 51,997
 and other U.S. government
 agencies and corporations
State and political subdivisions    9,581     4,923     3,219
Mortgage-backed securities        118,908    64,306    81,490
                                 ----------------------------
                                 $140,389  $118,333  $136,706
                                 ============================
Restricted securities
---------------------
  (See Note A3 of Notes to the
   Company's Consolidated
   Financial Statements          $ 29,481  $ 27,348  $ 25,100
                                  ===========================

The following table sets forth the maturities of investment securities at December 31, 1998, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

Maturing                         Within            After 1          After 5          After
                                 1 year         under 5 years    under 10 years     10 years
(in thousands of dollars)      Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                              -----------------------------------------------------------------
Available-for-sale
------------------
U.S. Treasury
 and other U.S. government
 agencies and corporations    $ 11,900  6.33%  $   -      -  %  $   -      -  %  $   -     -   %
State and political
 subdivisions                      725  6.37      1,003  6.29      3,382  4.87      4,471  7.27
Mortgage-backed securities       5,378  9.24     12,006  6.71     18,113  7.55     83,411  6.21
                              --------         --------         --------         --------
                              $ 18,003  7.20%  $ 13,009  6.68%  $ 21,495  7.13%  $ 87,882  6.26%
                              ==================================================================

A table setting forth information regarding investments in securities, including estimated fair value and carrying value of such securities is included in Note B of Notes to the Company's Consolidated Financial Statements.

LOAN PORTFOLIO

Total loans at December 31, 1998 decreased to $984.46 million, a $70.29 million or 6.66% decrease over the previous year. The reduction in total loans was primarily due to decreases in real estate loans. A comparative breakdown of the portfolio during the last five years is presented below:

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

December 31,
(in thousands of dollars)           1998         1997        1996        1995         1994
                                ------------------------------------------------------------
Commercial and financial        $  191,128   $  186,418  $  170,228  $  168,497   $  167,460
Real estate - construction          25,453       41,069      28,699      18,408       24,448
Real estate - mortgage             682,313      747,897     753,676     851,242      797,997
Installment and consumer            85,562       79,363      84,456      90,378       91,738
                                ------------------------------------------------------------
                                $  984,456   $1,054,747  $1,037,059  $1,128,525   $1,081,643
                                ============================================================

Commercial and financial. Loans outstanding in this category increased to $191.12 million, an increase of $4.71 million or 2.52% from year-end 1997. Loans in this category are primarily loans to small and medium-sized businesses and professionals doing business in Hawaii. The average loan balance was $154,000 at year end 1998. These loans have been made primarily on a secured basis. Typically, real estate serves as collateral as well as equipment, receivables and personal assets as deemed necessary. The Company has made a limited number of unsecured loans in this category.

Real estate - mortgage. Real estate - mortgage loans decreased to $682.31 million at year-end 1998, a decrease of $65.58 million or 8.77% from year-end 1997. During 1998, the Company securitized $90.85 million of mortgage loans into mortgage-based securities. The Company also sold $12.89 million in delinquent loans - see further discussion in "Other Income" of Management's Discussion and Analysis of Financial Condition. The average size of loans in this category at December 31, 1998 was approximately $135,000. In 1998, the Company has not made any loans to finance homes in excess of $1 million.


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the amount of loans (excluding categories of "real estate-mortgage" and "installment and consumer") outstanding as of December 31, 1998, which, based on remaining scheduled repayments of principal, are due in the periods indicated:

December 31, 1998                           Maturing
                                 Within      After 1      After
(in thousands of dollars)        1 year  Within 5 years  5 years      Total
                               ---------------------------------------------
Commercial and financial       $153,714     $ 20,435     $ 16,979   $191,128
Real estate-construction         13,345        8,332        3,776     25,453
                               ---------------------------------------------
                               $167,059     $ 28,767     $ 20,755   $216,581
                               =============================================

The following table sets forth the sensitivity of the above amounts due after one year:

December 31, 1998
                                        Fixed     Variable
(in thousands of dollars)               Rate        Rate       Total
                                      ------------------------------
Due after 1 but within 5 years        $ 11,213   $ 17,554   $ 28,767
Due after 5 years                       15,291      5,464     20,755
                                      ------------------------------
                                      $ 26,504   $ 23,018   $ 49,522
                                      ==============================

RISK ELEMENTS IN LENDING ACTIVITIES

The following table presents information concerning the aggregate amount of non-performing assets. Non-performing assets are comprised of: (a) assets accounted for on a non-accrual basis; and (b) assets contractually past due ninety days or more as to interest or principal payments (but not included in the non-accrual assets in (a) above. There are no potential problem loans not already disclosed in item (a) or (b) above.


                                                 December 31,
(in thousands of dollars)          1998      1997    1996      1995     1994
                                 --------------------------------------------
Loans accounted for on a non-accrual basis:
     Commercial & financial      $ 4,106  $ 2,996  $ 4,321   $ 2,538  $ 1,484
     Real estate                  12,505   21,480   19,064    11,800    5,882
                                ---------------------------------------------
                                 $16,611  $24,476  $23,385   $14,338  $ 7,366
Loans contractually past
  due 90 days or more as
  to principal or interest         2,832    3,913    2,379    3,113     5,946
                                 --------------------------------------------
      Total non-performing loans  19,443   28,389   25,764   17,451    13,312
Other real estate owned - net of
  valuation allowance              8,583    3,686    1,844    1,715     2,122
                                 --------------------------------------------
Total non performing assets      $28,026  $32,075  $27,608  $19,166   $15,434
                                 ============================================
Restructured loans
  Real estate                    $11,149  $ 2,917     -        -         -
                                 ============================================

Ratio of non-performing loans
  to period end total loans        1.97%    2.69%    2.48%    1.54%    1.23%

Ratio of non-performing assets
  to period end total assets       1.96%    2.23%    1.98%    1.27%    1.07%

Non-accrual loans declined to $16.61 million at December 31, 1998 a decrease of $7.87 million, or 32.15%, from the $24.48 million at year end 1997. During 1998, the Company sold $12.89 million in delinquent loans (including $6.8 million non-accrual). This sale resulted in a loss of $2.36 million -see further discussion in "Other Income" of Management's Discussion and Analysis of Financial Condition and Operating Results. Interest income which would have been accrued in 1998 on non-accrual loans (had these loans been current) amounted to approximately $1.72 million, which compares to the $0.30 million interest income recorded on these loans during 1998.

At December 31, 1998, OREO (net of valuation allowance) amounted to $8.58 million, an increase of $4.90 million, or 132.85%, from the prior year. The increase in the 1998 OREO balance and provision for OREO losses reflects the continued weakness in the Hawaii economy and related decline in real estate values. The Company has also been more aggressive in its delinquent loan collection efforts resulting in a higher level of foreclosures and related OREO.

Restructured loans increased to $11.15 million at December 31, 1998, an increase of $8.23 million from the prior year end. The increase was due to the restructuring of mortgage loans to a group of investors in a condominium project located on the island of Maui. These mortgage loans are to 139 individual investors. The average loan amount is approximately $83,000 and is secured by the individual condominum units.

It is the Company's policy to discontinue accrual of interest on loans when, in management's opinion, the borrower may be unable to make scheduled payments. Whenever the payment of interest or principal is 90 days past due, or sooner in certain situations determined by management of the Company, interest accrual is normally discontinued. Previously accrued but uncollected interest is reversed and income recorded.

SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes changes in the allowance for credit losses arising from loans charged-off and recoveries on loans previously charged-off according to loan categories and additions to the allowance which have been charged to expense:

                                       Years ended December 31,
(in thousands of dollars)        1998    1997    1996    1995    1994
                               ----------------------------------------
Balance at
  beginning of year            $16,365 $15,431 $14,576 $14,326  $ 9,816
Allowance of the Association
  at acquisition date               -       -       -       -     3,128
Charge offs:
Commercial and financial           533   2,489     537      87      602

Real estate -  mortgage          5,854   2,315     495     563      300
Installment and consumer           737   1,121     873     602      694
                               ----------------------------------------
     Total charge-offs           7,124   5,925   1,905   1,252    1,596
Recoveries:                    ----------------------------------------
Commercial and financial           107     233      30      92      609
Real estate -  mortgage            534      26      74     142       14
Installment and consumer           453     350     246     288      391
                               ----------------------------------------
     Total recoveries            1,094     609     350     522    1,014
                               ----------------------------------------
Net loans charged-off            6,030   5,316   1,555     730      582
Provision charged to expense     7,436   6,250   2,410     980    1,964
                               ----------------------------------------
Balance at end of year         $17,771 $16,365 $15,431 $14,576  $14,326
                               ========================================



                                       Years ended December 31,
                                 1998    1997    1996    1995    1994
                               ---------------------------------------
Net charge-offs to
  average loans outstanding        0.57%  0.50%  0.14%   0.07%   0.07%

Allowance for credit
  losses to year-end loans         1.81%  1.55%  1.49%   1.29%   1.32%

Allowance for credit
  losses to year-end
  non-performing loans            91.40% 57.65% 59.89%  83.53% 107.62%


The amount of the allowance for credit losses is based on periodic evaluations by management. In these evaluations, management considers numerous factors including, but not limited to, current economic conditions, loan portfolio composition, loan loss experience and management's estimate of potential losses. These various analyses lead to a determination of the amount needed in the allowance for credit loan losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such amount. Thus, the provision for credit losses may fluctuate and may not be comparable from year to year.

The allowance for credit losses as a percentage of year-end total loans was 1.81% at December 31, 1998, compared to 1.55% and 1.49% at December 31, 1997 and 1996, respectively. On the other hand, the allowance for credit losses as a percentage of non-performing loans was 91.40% at December 31, 1998, an increase from the 57.65% and 59.89% at the end of 1997 and 1996, respectively.

The allowance for credit losses has been allocated by the Company's management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at the dates indicated:

                                                 December 31,
(in thousands        1998            1997            1996            1995           1994
 of dollars)      Amt.  %(1)      Amt.  %(1)      Amt.  %(1)      Amt.  %(1)     Amt.  %(1)
               -----------------------------------------------------------------------------
Commercial &
 financial     $ 4,539 19.41%  $ 3,718 17.67%  $ 4,808 16.42%  $ 5,039 14.91%  $ 3,649 15.47%

Real estate -
 Construction      -    2.59%       -   3.89%      -    2.77%      184  1.62%      378  2.20%

Real estate -
 Mortgage        9,519 69.31%   10,744 70.91%    7,021 72.67%    5,053 75.46%    4,097 73.79%

Installment and
  consumer       1,264  8.69%      476  7.53%    1,412  8.14%    1,510  8.01%    1,563  8.49%

Unallocated      2,449   n/a     1,427   n/a     2,190   n/a     2,790   n/a     4,639   n/a
               -----------------------------------------------------------------------------
     Total     $17,771   100%  $16,365   100%  $15,431   100%  $14,576   100%  $14,326   100%
               =============================================================================

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

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                                         Years Ended December 31,
                                 1998             1997              1996
                                Average          Average           Average
                             Balance  Rate     Balance  Rate     Balance  Rate
                             --------------------------------------------------
Non-interest bearing
  demand deposits         $  107,401  0.00%   $104,361  0.00%   $109,878  0.00%
Interest bearing
  demand deposits            141,391  2.69%    166,632  2.61%    166,118  2.50%
Savings                      208,007  2.69%    175,831  2.61%    181,900  2.50%
Time deposits                581,952  5.25%    508,379  5.32%    500,491  5.28%
                          ----------          --------          --------
     Total                $1,038,751  4.29%   $955,203  3.73%   $958,387  3.67%
                          =====================================================


The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1998 is summarized below:

(in thousands of dollars)

3 months or less                           $111,031
Over 3 months through 6 months               73,057
Over 6 months through 12 months              35,977
Over 12 months                               10,058
                                          ---------
     Total                                 $230,123
                                          =========

SHORT-TERM BORROWINGS

The following table sets forth outstanding balances of short-term borrowings at year-end :

 December 31,
(in thousands of dollars)                   1998        1997        1996
                                          --------------------------------
Advances from the FHLB                    $ 56,450    $136,700    $198,810
Federal treasury tax and loan                  476         512         571
Federal funds purchased and
  securities sold under
  repurchase agreements                       -           -          9,300
                                          --------------------------------
     Total                                $ 56,926    $137,212    $208,681
                                          ================================

Average interest rates and average and maximum balances for short-term borrowing categories were as follows, for categories of borrowings where the average outstanding balance for the period was 30% or more of stockholders' equity at year-end:

 December 31,
(in thousands of dollars)                   1998        1997        1996
                                          --------------------------------
Advances from the FHLB:
Average interest rate at year-end             5.37%       5.63%       5.55%
Maximum outstanding at any month-end      $134,447    $232,651    $226,515
Average outstanding                        109,653     184,430     199,870
Average interest rate for the period          5.62%       6.16%       5.87%

Federal funds purchased generally mature on the day following the date of purchase. Securities sold under agreements to repurchase were treated as financings and the obligations to repurchase the securities sold were reflected as a liability with the dollar amount of securities underlying the agreement remaining in the asset accounts.

Advances from the FHLB were made under credit line agreements totaling $453.93 million, of which $264.47 million was undrawn at December 1998. See Notes H and I of Notes to the Company's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The operations of the Bank and Association are transacted through its main banking offices and twenty-three branches. The Company's facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates though the year 2010. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note F of Notes to the Company's Consolidated Financial Statements. On March 21, 1989, a limited partnership of which Citibank Properties, Inc., the Bank's only subsidiary owned a 25% interest, sold its office building where the administrative and banking offices of the Bank are currently located to an unrelated third party in a transaction similar to a sale-leaseback transaction. See Note L of Notes to the Company's Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

The Company has prevailed in a case filed in 1996 by Plaintiffs, the purchasers of the International Savings Building (the "ISL Building"). The plaintiffs sought recission of the sale of the ISL Building based on alleged misrepresentations and non-disclosure regarding ground lease negotiations and land appraisals concerning the property. Further, the plaintiffs alleged unreasonable demands by the fee-simple owner. In October 1998, the Company received a jury verdict in its favor finding no defendants liable on the
Plaintiff's claims and finding the Plaintiff liable on the Company's counterclaims. In December 1998, the trial court judge awarded the Company its requested reimbursement of attorneys' fees. The Plaintiff has subsequently filed a motion for reconsideration, which has not yet been decided. The Company has not recorded any recovery amounts related to this judgement as collectibity is uncertain.

The Company is a defendant in other various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol "CBBI". At March 1, 1999, the Company had approximately 4,000 common shareholders of record.

The following table sets forth quarterly market price and dividend information on the Company's common stock over the preceding two years:

1998                                    High     Low    Dividends
                                     ----------------------------
First quarter                          $43.00   $35.25   $0.050
Second quarter                          43.00    35.25    0.060
Third quarter                           40.00    30.75    0.060
Fourth quarter                          34.00    30.00    0.060


1997

First quarter                          $39.50   $28.00   $0.375
Second quarter                          35.50    29.50    0.050
Third quarter                           45.00    34.75    0.050
Fourth quarter                          45.00    40.50    0.050

Under the MOU agreement with the FRB, the Company is restricted from the payment of cash dividends without prior approval of the FRB. In March 1997, the Company announced a reduction in the first quarter dividend to $0.05 per share. Beginning in the second quarter of 1998, the quarterly dividend was increased to $0.06 per share. The Company will continue to evaluate the dividend payments on a quarterly basis.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands of dollars,
 except per share data)                  1998        1997        1996        1995     1994 (1)
                                    ----------------------------------------------------------
Income Statement Data:
  Interest income                   $  112,060  $  112,529  $  111,247  $  111,716  $   89,350
  Interest expense                      53,898      53,859      53,477      57,686      34,445
  Net interest income                   58,162      58,670      57,770      54,030      54,905
  Provision for credit losses            7,436       6,250       2,410         980       1,964
  Net income                             8,369       7,218       7,059       8,013      11,071
End of Year Balance Sheet Data:
  Total assets                       1,428,438   1,435,226   1,397,169   1,501,513   1,439,511
  Total loan portfolio                 984,456   1,054,747   1,037,059   1,128,525   1,081,643
  Total deposits                     1,084,610   1,008,728     951,910   1,011,483     923,444
  Long-term debt                       133,004     141,048      94,825     101,371     106,850
  Stockholders' equity                 132,372     125,065     119,411     116,506     111,165
Per Share Data:
  Net income (basis)                      2.36        2.03        1.99        2.26        3.32
  Net income (diluted)                    2.35        2.03        1.99        2.26        3.32
  Cash dividends declared                 0.23        0.53        0.98        1.30        1.30
Outstanding Shares:
  Average during year                3,551,891   3,551,228   3,551,228   3,551,228   3,335,869
Selected Ratios
  Return on average total assets          0.59%       0.52%       0.50%       0.54%       0.95%
  Return on average
    stockholder's equity                  6.49%       5.90%       5.99%       7.05%      10.92%
  Average stockholders'
    equity to average total assets        9.05%       8.75%       8.34%       7.69%       8.67%

(1) Results include the Association from the April 4, 1994 date of acquisition.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and the results of its operations. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements relating to future results of the Company
(including certain projections and business trends) that are considered "forward-looking statements." Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, and risks relating to Year 2000 issues. Accordingly, historical performance may not be a reliable indicator of future earnings.


Results of Operations
Consolidated net income for 1998 was $8.37 million, an increase of 15.95% over the $7.22 million in 1997, and an 18.56% increase from the $7.06 million reported in 1996. Basic earnings per share was $2.36 in 1998, as compared to $2.03 in 1997 and $1.99 in 1996. The Company's return on average stockholders' equity was 6.49% in 1998, 5.90% in 1997 and 5.99% in 1996. The return on average total assets for 1998 was 0.59%, as compared to 0.52% for 1997 and 0.50% for 1996. The net interest margin (on a taxable equivalent basis) was 4.35% in 1998, compared to 4.40% and 4.36% in 1997 and 1996, respectively.


Net Interest Income
Net interest income is the largest single component of the Company's earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a taxable equivalent basis, was $58.46 million in 1998, a decrease of $0.40 million, or 0.68%, from 1997. During 1998, the Company's net interest margin declined to 4.35%, compared to 4.40% for 1997.

As summarized on Table 2, the $0.40 million decrease in net interest income for 1998 consisted of a $0.36 million decrease in interest income coupled with a $0.04 million increase in interest expense.

The average yield on interest-earning assets in 1998 declined by six basis points to 8.36%, which offset the $4.76 million increase in the average balance of interest-earning assets. The $0.36 million decrease in interest income was primarily due to the $21.62 million decrease in the average balance of taxable investment securities.

Interest costs on interest-bearing deposits and liabilities were relatively stable with an increase of only $0.04 million in 1998. The 1998 increase in the average balance of interest-bearing deposits and liabilities of $16.94 million was partially offset by the seven basis point decrease in the average cost of funds to 4.62%.The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable equivalent basis. The taxable equivalent adjustment is made for items exempt from federal income taxes (assuming a 35% tax rate) to make them comparable with taxable items before any income taxes are applied.

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES

                                   1998                       1997                        1996
(in thousands           Average            Yield/   Average           Yield/   Average            Yield/
 of dollars)            Balance   Interest  Rate    Balance  Interest  Rate    Balance   Interest  Rate
                        --------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Interest-bearing
   deposits in other
   banks              $    8,539  $    525  6.15% $   19,387 $  1,176  6.07%  $     -    $  -        - %
  Federal funds sold
   and securities
   purchased under
   agreements to
   resell                 34,489     1,766  5.12       3,908      213  5.45        6,333      437  6.90
  Taxable investment
   securities            228,321    15,843  6.94     249,938   17,908  7.16      208,881   13,776  6.60
  Non-taxable investment
   securities              8,634       668  7.74       3,611      318  8.81        3,526      474 13.44
  Loans (2)            1,063,541    93,558  8.80   1,061,925   93,104  8.77    1,111,661   96,825  8.71
                       -------------------         ------------------          ------------------
Total interest-earning
   assets              1,343,524   112,360  8.36   1,338,769  112,719  8.42    1,330,401  111,512  8.38
                      ---------------------------------------------------------------------------------
Non-interest earning
   assets:
  Cash and due from
   banks                  31,590                      24,964                      35,698
  Premises and
   equipment              20,114                      11,182                      10,761
  Other assets            46,606                      41,050                      50,345
  Less allowance for
   credit losses         (17,041)                    (16,246)                    (15,008)
                      ----------                  ----------                  ----------
    Total assets      $1,424,793                  $1,399,719                  $1,412,197
                      ==========                  ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings deposits    $  349,398  $  9,393  2.69% $  342,463 $  8,941  2.61%  $  348,018 $  8,692  2.50%
  Time deposits          581,952    30,547  5.25     508,379   27,025  5.32      500,491   26,450  5.28
  Short-term borrowings  109,653     6,158  5.62     184,430   11,364  6.16      199,870   11,725  5.87
  Long-term debt         124,625     7,800  6.26     113,414    6,529  5.76      104,025    6,610  6.35
                       -------------------         ------------------          ------------------
Total interest-bearing
  deposits and
  liabilities          1,165,628    53,898  4.62   1,148,686   53,859  4.69    1,152,404   53,477  4.64
                      ---------------------------------------------------------------------------------
Non-interest-bearing
  liabilities:
  Demand deposits        107,401                     104,361                     109,878
  Other liabilities       22,875                      24,253                      32,072
                      ----------                  ----------                  ----------
Total liabilities      1,295,904                   1,277,300                   1,294,354
Stockholders' equity     128,889                     122,419                     117,843
                      ----------                  ----------                  ----------
Total liabilities and
  stockholders'
  equity              $1,424,793                  $1,399,719                  $1,412,197
                      ==========                  ==========                  ==========

Net interest income
  and margin on total
  earning assets                    58,462  4.35%              58,860  4.40%               58,035  4.36%
  Taxable equivalent
   adjustment                         (300)                      (190)                       (265)
                                  --------                   --------                    --------
Net interest income               $ 58,162                   $ 58,670                    $ 57,770
                                  ========                   ========                    ========

TABLE 2: INTEREST DIFFERENTIAL

                                       1998 Compared to 1997           1997 Compared to 1996
                                        Increase (Decrease)             Increase (Decrease)
                                        due to Change in:(1)            due to Change in: (1)
(in thousands of dollars)          Volume      Rate    Net Change   Volume     Rate     Net Change
                                  ----------------------------------------------------------------

Interest-earning assets:
  Interest-bearing deposits
   in other banks .............   $  (667)   $    16    $  (651)   $   588    $   588    $ 1,176
  Federal funds sold and
    securities purchased under
    agreements to resell ......     1,567        (14)     1,553       (145)       (79)      (224)
  Taxable investment securities    (1,513)      (552)    (2,065)     2,870      1,262      4,132
  Non-taxable investment
   securities .................       393        (43)       350         11       (167)      (156)
  Loans (2) ...................       142        312        454     (4,357)       636     (3,721)
                                  ---------------------------------------------------------------
Total interest-earning assets .       (78)      (281)      (359)    (1,033)     2,240      1,207

Interest-bearing liabilities:
  Savings deposits ............       183        269        452       (140)       389        249
  Time deposits ...............     3,866       (344)     3,522        419        156        575
  Short-term borrowings .......    (4,273)      (933)    (5,206)      (933)       572       (361)
  Long-term debt ..............       675        596      1,271        569       (650)       (81)
                                  ---------------------------------------------------------------
Total interest-bearing
  deposits and liabilities ....       451       (412)        39        (85)       467        382
                                  ---------------------------------------------------------------
Net interest income (taxable
  equivalent basis) ...........   $  (529)   $   131    $  (398)   $  (948)   $ 1,773    $   825
                                  ===============================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Yields and amounts earned include loan fees. Non-accrual loans have been included in interest-earning assets for purposes of these computations.


Provision and Allowance for Credit Losses
The amount of the allowance for credit losses is based on periodic evaluations by management. In these evaluations, management considers numerous factors including, but not limited to, current economic conditions, loan portfolio composition, loan loss experience and management's estimate of potential losses. These various analyses lead to a determination of the amount needed in the allowance for credit losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such an amount. Thus, the provision for credit losses may fluctuate and may not be comparable from year to year.

Provision for credit losses was $7.44 million in 1998, an increase of $1.19 million, or 18.98%, from 1997. The Company's allowance for credit losses increased to $17.77 million at December 31, 1998, from $16.37 million in 1997 and $15.43 million in 1996. The allowance for credit losses as a percentage of period-end total loans was 1.81% at December 31, 1998, compared to 1.55% and 1.49% at 1997 and 1996.

Allowance for credit losses as a percentage of the period-end non-performing loans was 91.40% at December 31, 1998, which compares to 57.65% at December 31, 1997. Total non-performing loans at December 31, 1998 amounted to $19.44 million, a decrease of $8.95 million, or 31.53%, from the $28.39 million at December 31, 1997. During 1998, the Company sold $12.89 million in delinquent loans, including $6.8 million of non-performing loans at a loss of $2.36 million
- see related discussion in "Other Income".

The net investment in loans that are considered to be impaired was $2.36 million at December 31, 1998, a decrease of $4.02 million from the $6.38 million at December 31, 1997. The decrease in impaired loans was due primarily to settlement of loans through acquisition of the real estate collateral or principal repayments. Additional information on impaired loans is presented in Notes A4 and D of Notes to the Company's Consolidated Financial Statements.


Other Income
In 1998, total other income was $9.40 million as compared to $7.11 million in 1997 and $8.12 million in 1996. The $2.29 million increase in other income was due primarily to gains on the sale of securities. During 1998, the Company sold $150.73 million of securities at a net gain of $4.10 million, which compares to gains of $0.18 million and $1.40 million in 1997 and 1996, respectively - see Note B of Notes to the Company's Consolidated Financial Statements.

Other income was $0.92 million for 1998, a decrease of $1.92 million, or 67.57%, from 1997. Other income includes a loss of $2.36 million on the sale of $12.89 million of delinquent real estate loans made to enhance the asset quality of the Company's loan portfolio. The other income decline in 1997 compared to 1996 was primarily attributable to the $1.22 million decline in net realized gains on sales of available for sale securities. The Company sold its credit card portfolio in 1996 resulting in the loss of commissions and fees relating to these discontinued operations. Other income also includes a $0.45 million amortization of gain. See Note L of Notes to the Company's Consolidated Financial Statements.

The following table sets forth information by category of other operating income for the Company for the years indicated:

(in thousands of dollars)                       1998        1997        1996
                                              --------------------------------
Net realized gains on sales of securities     $  4,104    $    177    $  1,401
Other service charges and fees                   2,630       2,460       2,660
Service charges on deposits                      1,740       1,632       1,716
Net trading account losses                        -           -             (5)
Other                                              922       2,843       2,343
                                              --------------------------------
  Total                                       $  9,396    $  7,112    $  8,115
                                              ================================


Other Expenses
The following table sets forth information by category of other operating expenses of the Company for the years indicated:

(in thousands of dollars)                       1998        1997        1996
                                              --------------------------------
Salaries and employee benefits                $ 18,338    $ 19,652    $ 20,647
Net occupancy expense                            8,277       8,325       7,678
Equipment expense                                3,803       3,176       2,957
Legal and professional fees                      3,085       4,748       4,467
Advertising and promotion                        1,631       2,273       1,917
Provision for other real estate owned losses     1,407         248          71
Deposit insurance premiums                         595         406       3,282
Voluntary separation benefits                     -           -          3,162
Other                                            9,152       8,729       7,604
                                              --------------------------------
  Total                                       $ 46,288    $ 47,557    $ 51,785
                                              ================================

Total operating expenses as a
   percent of average assets                      3.25%       3.40%       3.67%


Other operating expenses decreased by $1.27 million in 1998 to $46.29 million, compared to $47.56 million in 1997 and $51.79 in 1996. The Company's operating expense ratio (total operating expense as a percentage of average assets), which is a commonly used indicator of operating efficiency, decreased by 15 basis points in 1998 to 3.25%, compared to 3.40% in 1997 and 3.67% in 1996.

The primary reasons for the decrease in other expenses were the $1.31 million reduction in salaries and employment benefits plus the $1.66 million decrease in legal and professional fees, which offset the $1.16 million increase in provision for other real estate owned losses ("OREO").

Salaries and employment benefits declined by $1.31 million, or 6.67%, in 1998 to $18.34 million, compared to $19.65 million and $20.65 million in 1997 and 1996, respectively. The reduction in salaries and employee benefits over the last three years reflect management's continuing efforts to improve operating efficiency and reduce overhead costs.

On January 31, 1996, the Company announced a voluntary separation plan for all employees. The program offered all eligible employees the opportunity of electing to terminate their employment. Ninety-seven employees participated in the program and voluntary separation benefits of $3.16 million were expensed and paid.

Legal and professional fees dropped by $1.66 million, or 24.41%, in 1998 due, in part, to management's close monitoring of such expenses and reduction in the use of consultants and other external resources. Legal and professional fees are anticipated to increase in 1999 as a result of external resources utilized in connection with the Company's Year 2000 efforts see "Year 2000" discussion.

Provision for OREO losses totaled $1.41 million for 1998, an increase of $1.16 million from the $0.25 million in 1997. At December 31, 1998, OREO (net of valuation allowance) amounted to $8.58 million, an increase of $4.90 million, or 132.85%, from the prior year. The increase in the 1998 OREO balance and provision for OREO losses reflects the continued weakness in the Hawaii economy and related decline in real estate values. The Company has also been more aggressive in its delinquent loan collection efforts resulting in a higher level of foreclosures and related OREO.

Net occupancy expense was $8.28 million in 1998, which compares to $8.33 million and $7.68 million in 1997 and 1996, respectively. The increase in net occupancy expense in 1997 was primarily attributable to the increased occupancy costs of the Association from the reacquisition through assignment of its ground lease obligation of vacated premises. See Note O of Notes to the Company's Consolidated Financial Statements.

Deposit insurance premiums amounted to $0.60 million in 1998, compared to $0.41 million and $3.28 million in 1997 and 1996, respectively.

In 1997, deposit insurance premiums decreased by $2.88 million to $0.41 million. A special assessment on the Association's deposit base as of March 31, 1995 of $2.38 million was recorded in 1996. The assessment was the result of legislation passed by the United States Congress to strengthen the insurance fund administered by the Savings Association Insurance Fund.


Income Taxes
Total income tax expense of the Company was $5.47 million, $4.76 million and $4.63 million in 1998, 1997 and 1996, respectively. The Company's effective income tax rate for the years 1998, 1997 and 1996 was 39.50%, 39.70% and 39.60%, respectively. Note K of Notes to the Company's Consolidated Financial Statements presents a reconciliation of the Company's effective and statutory income tax rates.


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

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, the Company's operating activities used $56.98 million in 1998, an increase of $52.97 million from the $4.01 million in 1997. The primary use of cash flows from operations in 1998 was the $73.31 million net increase in loans held for sale, which amounted to $99.60 million at December 31, 1998.

Investing activities provided cash flow of $86.81 million in 1998 compared to a net use of $20.60 million during 1997, and an increase in cash flow of $61.47 million in 1996. The primary source of cash flow from investing activities in
1998 was from the proceeds on sales of securities which totalled $154.83 million, an increase of $141.97 million from the prior year.

Financing activities used cash flow of $13.33 million in 1998, compared to providing $29.63 million during 1997, and a reduction in cash flow of $101.63 million in 1996. During 1998, an $80.29 million net decrease in short-term borrowings and $66.18 million in principal payments on long-term debt were the primary use of cash flows from financing activities.

As of December 31, 1998, the Bank and Association had available unused credit lines of $264.47 million from the FHLB and committed available lines of credit from other sources. At any time, the Company has outstanding commitments to extend credit. See Notes H, I and N of Notes to the Company's Consolidated Financial Statements.

Capital Resources
The Company has a strong capital base with a Tier I capital ratio of 13.54% at December 31, 1998. This is well above the minimum regulatory guideline of 4.00% for Tier I capital. Bank holding companies are also required to comply with risk-based capital guidelines as established by the Federal Reserve Board. Risk-based capital ratios are calculated with reference to risk-weighted assets that include both on and off-balance sheet exposures. A company's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator). The minimum required qualifying Total Capital ratio is 8%. As of December 31, 1998, the Company's total capital to risk-adjusted assets ratio was 14.80%.

Year 2000
The "Year 2000" problem is a significant issue facing financial institutions. Because computers frequently use only two digits to recognize years (instead of four digits), many computer systems, as well as equipment using embedded computer chips, may be unable to distinguish the year 2000. This could produce erroneous results or systems may fail in the year 2000 when the two digit year becomes "00".

In 1997, the Company established a Year 2000 committee comprised of senior managers from each major operational unit. The Year 2000 committee has prepared a comprehensive program to address this problem and ensure that the Company's computer systems will function properly in the years 2000 and thereafter.

The Company's Year 2000 effort is divided in phases for awareness, assessment, renovation, validation, and implementation. The Company has already completed the awareness and assessment phase of its Year 2000 program and has already undertaken renovation and validation of its critical systems. As of August 1998, both the Bank and the Association completed the conversion of all core operations to the FiServ Comprehensive Banking System, a major step in the Company's Year 2000 compliance effort.

Initial validation testing of critical systems throughout the Company was substantially completed by the end of 1998.

The Company expects to successfully complete its Year 2000 program in a timely and effective manner. Even though the Company's efforts should adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise. The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors and customers, whose financial condition or operational capability is significant to the Company. The Company's Year 2000 program also includes the identification of third party service providers, customers and other external parties upon which the Company relies, or with whom it must interface its critical systems or applications. The Company is also subject to credit risk to the extent borrowers fail to adequately address their Year 2000 issues. While the Company continues to discuss these matters with, obtain written certifications from and test such external parties' Year 2000 compliance efforts, there is no assurance that the failure of these parties to resolve their Year 2000 issues would not have an adverse impact on the Company.

To address this external risk, contingency plans are also being developed to ensure that the Company is prepared to handle the most reasonably likely worst-case scenarios, including the inability of customers, vendors and other third parties to adequately address the Year 2000 problem. Contingency plans include identifying triggering events for the plan, assessing mission-critical systems failures on core business processes, developing business resumption alternatives, and testing the effectiveness and viability of these plans. The development and testing of these contingency plans are scheduled to be completed by June 1999.

The Company has expended, and will continue to expend, the resources necessary to address this issue in a timely manner. Through December 31, 1998, cumulative incremental expenditures of less than $0.1 million have been incurred out of a total projected $0.5 million. The incremental expenditures exclude internal cost and the approximately $2.50 million cost incurred in converting to the FiServ Comprehensive Banking System. The Company does not separately track internal costs related to the internal allocation of personal and other costs related to the Year 2000 project. Most of these incremental expenditures relate to the acquisition and implementation of new and enhanced systems and/or equipment, which will be capitalized and amortized over their respective useful lives. Expenses related to the Company's internal resources and Year 2000 remediation costs are being expensed as incurred. Future expenditures are expected to take place over the next year, funded by operating cash flows, and are not expected to have a material impact on the Company's financial condition or results of operations. No assurance, however, can be given at this time that all aspects of the Company's operations will be Year 2000 ready or that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

The foregoing year 2000 discussion contains "forward-looking" statements. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to substantially complete the various Year 2000 phases, are based on management's best current estimates. These estimates were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to: results of year 2000 testing; adequate resolution of year 2000 issues by governmental agencies, businesses or other third parties that are service providers, suppliers, borrowers or customers of the Company; unanticipated system costs; the need to replace hardware; the adequacy of and ability to implement contingency plans; and similar uncertainties. The forward-looking statements made in the foregoing year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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


Recent Regulatory Developments
In 1996, the Company entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve Bank of San Francisco (the "FRB"). Under the terms of the MOU, the Company is required to receive the approval of the FRB prior to the payment of dividends, redemption of stock and incurring debt. In September 1997, the Bank also entered into an MOU with the Federal Deposit Insurance Corporation (the "FDIC"). This MOU was terminated by the FDIC in March 1999, based on the adoption of a resolution by the Bank's Board of Directors. This resolution, approved by the Bank's Board of Directors in February 1999, requires, among other things, that City Bank obtain approval from the FDIC for the payment of cash dividends, and to reduce certain classified assets to specified levels within time frames set forth in the internal agreement.


Recent Accounting Developments
In October 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The effective date for SFAS No. 133 is the first fiscal quarter for fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.


QUARTERLY RESULTS OF OPERATIONS (Unaudited)
Earnings for the fourth quarter of 1998 were $2.13 million ($0.60 per share), an increase of 61.55% from the $1.32 million ($0.37 per share) during the same quarter in 1997. The increase in earnings was primarily attributable to the decrease in other expenses. See further discussion under "Other Expenses."

The following table summarizes the Company's quarterly results for the years 1998 and 1997;

                                                              Quarter
(in thousands of dollars,
   except per share data)               First      Second     Third      Fourth     Total
                                       ----------------------------------------------------
1998:
Total interest income                  $28,487    $28,612    $29,101    $25,860    $112,060
Total interest expense                  13,936     13,794     13,320     12,848      53,898
                                       ----------------------------------------------------
  Net interest income                   14,551     14,818     15,781     13,012      58,162
Provision for credit losses              1,300      1,525      2,986      1,625       7,436
Other income                             1,695      2,221      3,921      1,559       9,396
Other expenses                          11,668     12,020     12,922      9,678      46,288
                                       ----------------------------------------------------
  Income before income taxes             3,278      3,494      3,794      3,268      13,834
Income tax expense                       1,326      1,357      1,640      1,142       5,465
                                       ----------------------------------------------------
  Net income                           $ 1,952    $ 2,137    $ 2,154    $ 2,126    $  8,369
                                       ====================================================

Per common share: Net income (basic)     $0.55      $0.60      $0.61      $0.60       $2.36


1997:
Total interest income                  $27,656    $28,069    $28,182    $28,622    $112,529
Total interest expense                  12,923     13,430     13,665     13,841      53,859
                                       ----------------------------------------------------
  Net interest income                   14,733     14,639     14,517     14,781      58,670
Provision for credit losses              1,050      1,500      1,517      2,183       6,250
Other income                             1,442      1,598      1,867      2,205       7,112
Other expenses                          12,057     11,322     11,563     12,615      47,557
                                       ----------------------------------------------------
  Income before income taxes             3,068      3,415      3,304      2,188      11,975
Income tax expense                       1,218      1,465      1,202        872       4,757
                                       ----------------------------------------------------
  Net income                           $ 1,850    $ 1,950    $ 2,102    $ 1,316    $  7,218
                                       ====================================================

Per common share: Net income (basic)     $0.52      $0.55      $0.59      $0.37       $2.03

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk - Other Than Trading Activities
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

The Company's management has placed an increased emphasis on interest rate sensitivity management. Interest-earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to either the maturity of the instrument or changes in the rate environment. Gap refers to the difference between the rate-sensitive assets and rate-sensitive liabilities. When the amount of rate-sensitive assets is in excess of rate-sensitive liabilities, a "positive" gap exists, and when the opposite occurs, a "negative" gap exists. Generally, when rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. Interest rate shifts, resulting from movements in the economic environment, can cause interest-sensitive assets and liabilities to reprice within relatively short time frames. As a result, major fluctuations in net interest income and net earnings could occur due to imbalances between rate-sensitive assets and liabilities. Asset/liability management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

The table below page sets forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1998. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first. In the case of amortizing assets (such as mortgage loans, for example) maturities are reflected in terms of the expected principal repayment streams, based upon scheduled amortization and anticipated prepayments. Prepayments are estimated using current market expectations for assets with interest rates at similar levels to the Company's. It should be noted that while the Company's investment portfolio is classified according to repricing or maturity, all of the portfolio is available for sale. This will provide the Company with the flexibility to restructure the portfolio if it wishes to in the face of a changing interest rate environment. Further note should be taken of the short-term classification of most of the Company's savings deposits. In fact, although technically immediately repriceable, most of these deposits are considered to be relatively insensitive to changes in market interest rates.

                                0-90       91-180     181-365     1-5      Over 5   Non-rate
(in thousands of dollars)       days        days       days      years     years    sensitive    Total
                             --------------------------------------------------------------------------
Assets:
  Investment securities and
   interest-bearing deposits
   in other banks            $ 24,282   $  8,753   $ 24,748   $ 59,250   $ 44,730   $ 29,482   $191,245
  Federal funds sold           47,752       -          -          -          -          -        47,752
  Commercial loans            133,688     15,543      4,483     20,435     16,979       -       191,128
  Real estate loans            96,542     80,832    163,445    241,661    125,286       -       707,766
  Consumer loans               54,635      4,675      4,887     20,480        885       -        85,562
  Other assets                   -          -          -          -          -       204,985    204,985
                             --------------------------------------------------------------------------
Total assets                 $356,899   $109,803   $197,563   $341,826   $187,880   $234,467 $1,428,438
                             ==========================================================================
Liabilities and stockholders' equity:
  Non-interest bearing
        deposits             $   -      $   -      $   -      $   -      $   -      $119,649   $119,649
  Time and savings deposits   388,806    180,814     93,337     75,738    226,266       -       964,961
  Short-term borrowing         16,770      8,402     31,754       -          -          -        56,926
  Long-term borrowing          10,000       -        39,755     83,087        162       -       133,004
  Other liabilities              -          -          -          -          -        21,526     21,526
  Stockholders' equity           -          -          -          -          -       132,372    132,372
                             --------------------------------------------------------------------------
Total liabilities and
  stockholders' equity       $415,576   $189,216   $164,846   $158,825   $226,428   $273,547 $1,428,438
                             ==========================================================================
Interest rate
  sensitivity gap            $(58,677)  $(79,413)  $ 32,717   $183,001   $(38,548)  $(39,080)  $   -

Cumulative interest rate
  sensitivity gap            $(58,677) $(138,090) $(105,373)  $ 77,628   $ 39,080   $   -      $   -

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

When appropriate, ALCO may utilize off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. A Board of Directors approved hedging policy statement governs use of these instruments.

The financial instruments used and their notional amounts outstanding at year-end were as follows:

                                                       December 31,
(in thousands of dollars)                      1998        1997        1996
                                             --------------------------------
Interest rate swaps:
  Pay-fixed swaps-notional amount               -        $10,000     $25,000
  Average receive rate                          -           5.88%       5.50%
  Average pay rate                              -           6.25%       6.52%


Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to the agreed notional amount. The Company paid the fixed rate and received the floating rate under the majority of its swaps outstanding at December 31, 1997 and 1996.

Interest rate contracts are primarily used to convert certain deposits and long-term debt to floating interest rates or to convert certain groups of customer loans and other interest earning assets to fixed rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

Interest rate options, which primarily consists of caps and floors, are interest rate protection instruments that involve the payment from the seller to the buyer of an interest rate differential in exchange for a premium paid by the buyer. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional amount. Interest rate caps limit the cap holder's risk associated with an increase in interest rates. Interest rate floors limit the risk associated with a decline in interest rates.

Interest rate options at December 31, 1998 and 1997 consisted of the following:

                                          1998                     1997
                                  Notional  Estimated     Notional  Estimated
(in thousands of dollars)          Amount   Fair Value     Amount   Fair Value
                                  --------------------------------------------
Caps                              $  5,000    $  -        $  5,000    $ 5,066
Floors                              10,000        144         -         -
                                  --------------------------------------------
  Total interest rate options     $ 15,000    $   144     $  5,000    $ 5,066
                                  ============================================

Interest Rate Risk
Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1998.

                                                  Estimated
                       Rate Change             NII Sensitivity
                       ---------------------------------------
                         +200bp                    (1.16)%
                         -200bp                    (2.29)%


The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

See Note M of Notes to the Company's Consolidated Financial Statements for further discussion and disclosure of financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

CB BANCSHARES, INC. AND SUBSIDIARIES

December 31, 1998, 1997 and 1996


C O N T E N T S





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  CONSOLIDATED STATEMENTS OF CASH FLOWS

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
CB Bancshares, Inc. and Subsidiaries


Board of Directors and Stockholders
CB Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of CB Bancshares, Inc. (a Hawaii corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CB Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Grant Thornton LLP

Honolulu, Hawaii
February 12, 1999
   (except for Note Q2,
   as to which the date is March 5, 1999)

CONSOLIDATED BALANCE SHEETS
CB Bancshares, Inc. and Subsidiaries

--------------------------------------------------------------------------------------------
                                                                        December 31,
                                                              ------------------------------
(in thousands, except number of shares and per share data)        1998               1997
--------------------------------------------------------------------------------------------

 ASSETS

 Cash and due from banks (note A2)                          $      61,658     $      45,150
 Interest-bearing deposits in other banks (note I)                 20,000            30,000
 Federal funds sold                                                47,752             4,705
 Investment securities (notes B, H and I):
     Held-to-maturity (market value of $92,440 in 1997)                 -            88,397
     Available-for-sale                                           141,764           120,320
     Restricted investment securities                              29,481            27,348
 Loans held for sale                                               99,602            26,293
 Loans, net (notes C, D, I and N)                                 961,924         1,032,940
 Premises and equipment, net (note F)                              20,916            19,312
 Other assets (notes E, J and P4)                                  45,341            40,761
-------------------------------------------------------------------------------------------

           TOTAL ASSETS                                     $   1,428,438     $   1,435,226
============================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits (notes C and G):

     Non-interest bearing                                   $     119,649     $     110,577
     Interest bearing                                             964,961           898,151
                                                            -------------     -------------
        Total deposits                                          1,084,610         1,008,728

 Short-term borrowings (note H)                                    56,926           137,212
 Other liabilities (notes K and L)                                 21,526            23,173
 Long-term debt (note I)                                          133,004           141,048
--------------------------------------------------------------------------------------------
        Total liabilities                                       1,296,066         1,310,161
--------------------------------------------------------------------------------------------

 Commitments and contingencies (notes C, F and O)
 Stockholders' equity (notes P5 and Q):
     Preferred stock $1 par value
        Authorized and unissued 25,000,000 shares                    -                 -
     Common stock $1 par value
        Authorized 50,000,000 shares;
        issued and outstanding 3,552,228
        and 3,551,228 shares, respectively                          3,552             3,551
     Additional paid-in capital                                    65,108            65,080
     Accumulated other comprehensive income, net of tax               928             1,201
     Retained earnings                                             62,784            55,233
--------------------------------------------------------------------------------------------
        Total stockholders' equity                                132,372           125,065
--------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   1,428,438     $   1,435,226
============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CB Bancshares, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------
                                                             Years ended December 31,
                                                     -----------------------------------------
(in thousands, except number of
    shares and per share data)                         1998           1997              1996
----------------------------------------------------------------------------------------------

 Interest income:
     Interest and fees on loans                    $   93,491       $  93,025      $   96,825
     Interest and dividends on investment securities:
        Taxable interest income                        13,708          15,907          10,501
        Nontaxable interest income                        435             207             209
        Dividends                                       2,135           2,001           1,874
     Other interest income                              2,291           1,389           1,838
----------------------------------------------------------------------------------------------
           Total interest income                      112,060         112,529         111,247
----------------------------------------------------------------------------------------------
 Interest expense:
     Deposits (note G)                                 39,940          35,966          35,142
     Short-term borrowings                              6,158          11,364          11,725
     Long-term debt                                     7,800           6,529           6,610
----------------------------------------------------------------------------------------------
           Total interest expense                      53,898          53,859          53,477
----------------------------------------------------------------------------------------------
           Net interest income                         58,162          58,670          57,770
 Provision for credit losses (note D)                   7,436           6,250           2,410
----------------------------------------------------------------------------------------------
           Net interest income
              after provision for credit losses        50,726          52,420          55,360
----------------------------------------------------------------------------------------------
 Other income:
     Service charges on deposit accounts                1,740           1,632           1,716
     Other service charges and fees                     2,630           2,460           2,660
     Net trading account losses                             -               -             (5)
     Net realized gains on sales of securities
        (notes B and R)                                 4,104             177           1,401
     Other (notes C, L and N)                             922           2,843           2,343
----------------------------------------------------------------------------------------------
           Total other income                           9,396           7,112           8,115
----------------------------------------------------------------------------------------------
 Other expenses:
     Salaries and employee benefits (note P)           18,338          19,652          20,647
     Net occupancy expense (note F)                     8,277           8,325           7,678
     Equipment expense                                  3,803           3,176           2,957
     Other (notes E, J, P and Q)                       15,870          16,404          20,503
----------------------------------------------------------------------------------------------
           Total other expenses                        46,288          47,557          51,785
----------------------------------------------------------------------------------------------
           Income before income taxes                  13,834          11,975          11,690
 Income tax expense (note K)                            5,465           4,757           4,631
==============================================================================================
           NET INCOME                              $    8,369       $   7,218      $    7,059
==============================================================================================
 Per share data (note Q3):
     Basic                                              $2.36           $2.03           $1.99
     Diluted                                            $2.35           $2.03           $1.99
==============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CB Bancshares, Inc. and Subsidiaries

-----------------------------------------------------------------------------------------------
                                            Years ended December 31, 1998, 1997 and 1996
                                       --------------------------------------------------------
                                                             Accumulated
                                                                Other                Additional
 (in thousands of dollars, except per             Retained  Comprehensive   Common    Paid-In
    share data)                          Total    Earnings     Income        Stock    Capital
------------------------------------------------------------------------------------------------


 Balance at January 1, 1996         $    116,506  $  46,279    $ 1,596     $  3,551  $  65,080
 Comprehensive income:
      Net income - 1996                    7,059      7,059          -            -          -
      Other comprehensive income, net of tax
         Unrealized gains on securities,
            net of reclassification
            adjustment (note R)             (694)         -       (694)           -          -
                                       ----------
        Comprehensive income subtotal      6,365
                                       ----------
 Cash dividends:
     $0.975 per share                     (3,460)    (3,460)         -            -          -
-----------------------------------------------------------------------------------------------

 Balance at December 31, 1996            119,411     49,878        902        3,551     65,080
 Comprehensive income:
      Net income - 1997                    7,218      7,218          -            -          -
      Other comprehensive income, net of tax
         Unrealized gains on securities,
            net of reclassification
            adjustment (note R)              299          -        299            -          -
                                       ----------
       Comprehensive income subtotal       7,517
                                       ----------
 Cash dividends:
      $0.525 per share                    (1,863)    (1,863)         -            -          -
-----------------------------------------------------------------------------------------------

 Balance at December 31, 1997            125,065     55,233      1,201        3,551     65,080
 Comprehensive income:
      Net income - 1998                    8,369      8,369          -            -          -
      Other comprehensive income, net of tax
         Unrealized gains on securities,
            net of reclassification
            adjustment (note R)             (273)         -       (273)           -          -
                                       ----------
       Comprehensive income subtotal       8,096
                                       ----------
 Options exercised (note P5)                  29          -          -            1         28
 Cash dividends:
      $0.230 per share                      (818)      (818)         -            -          -
===============================================================================================

 Balance at December 31, 1998       $    132,372  $  62,784    $   928     $  3,552  $  65,108
===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CB Bancshares, Inc. and Subsidiaries

---------------------------------------------------------------------------------------------
                                                              Years ended December 31,
                                                         ------------------------------------
 (in thousands of dollars)                                   1998        1997         1996
---------------------------------------------------------------------------------------------

 Cash flows from operating activities:
     Net income                                          $    8,369   $   7,218   $    7,059
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Provision for credit losses                           7,436       6,250        2,410
        Loss on disposition of premises and equipment           103         805          280
        Depreciation and amortization                         2,763       2,466        2,273
        Deferred income taxes                                (1,429)        416        1,799
        Decrease (increase) in interest receivable              561        (133)         804
        Increase (decrease) in interest payable                (247)      1,022       (1,405)
        Net decrease in trading securities                        -           -           96
        Increase in restricted investment securities         (2,133)     (2,248)      (1,874)
        Net decrease (increase) in loans held for sale      (73,309)    (20,664)       8,721
        Decrease (increase) in other assets                  (1,295)       (491)       6,470
        Increase (decrease) in income taxes payable             105       1,246       (4,008)
        Increase (decrease) in other liabilities                106      (2,220)      (5,513)
        Other                                                 1,992       2,322         (437)
---------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating
              activities                                    (56,978)     (4,011)      16,675
---------------------------------------------------------------------------------------------
 Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits
       in other banks                                        10,000     (13,500)      (5,000)
     Net increase in federal funds sold                     (43,047)     (4,700)           -
     Proceeds from sales of held-to-maturity securities      73,222           -            -
     Proceeds from maturities of held-to-maturity securities 20,703       9,437        2,704
     Purchases of held-to-maturity securities                     -           -       (9,962)
     Proceeds from sales of available-for-sale securities    81,605      12,862       87,049
     Proceeds from maturities of available-for-sale
       securities                                            29,233      22,640       78,009
     Purchase of available-for-sale securities              (44,064)    (17,634)     (94,733)
     Net increase in loans                                  (51,683)    (27,751)     (20,344)
     Proceeds from sale of loans                             10,257           -       25,373
     Proceeds from sale of premises and equipment                23         467           32
     Capital expenditures                                    (4,493)     (4,823)      (3,852)
     Proceeds from sale of foreclosed assets                  5,058       2,400        2,191
---------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing
              activities                                     86,814     (20,602)      61,467
---------------------------------------------------------------------------------------------
Subtotal carried forward                                     29,836     (24,613)      78,142
---------------------------------------------------------------------------------------------





CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
 CB Bancshares, Inc. and Subsidiaries


---------------------------------------------------------------------------------------------
                                                              Years ended December 31,
                                                        -------------------------------------
 (in thousands of dollars)                                   1998        1997         1996
---------------------------------------------------------------------------------------------

Subtotal brought forward                                     29,836     (24,613)      78,142
---------------------------------------------------------------------------------------------
 Cash flows from financing activities:

     Net increase (decrease) in time deposits                44,128      62,187      (28,771)

     Net increase (decrease) in other deposits               31,754      (5,369)     (30,802)
     Net decrease in short-term borrowings                  (80,286)    (71,469)     (30,679)

     Proceeds from long-term debt                            58,000      89,672       45,335
     Principal payments on long-term debt                   (66,176)    (43,696)     (52,098)

     Cash dividends paid                                       (777)     (1,694)      (4,614)

     Stock options exercised                                     29           -            -
---------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing
       activities                                           (13,328)     29,631     (101,629)
---------------------------------------------------------------------------------------------

             Increase (decrease) in cash                     16,508       5,018      (23,487)

 Cash and due from banks at beginning of year                45,150      40,132       63,619
=============================================================================================

 Cash and due from banks at end of year                  $   61,658   $  45,150   $   40,132
=============================================================================================

 Supplemental disclosures of cash flow information:
     Interest paid on deposits and other borrowings      $   54,145   $  52,837   $   54,882
     Income taxes paid                                        6,854       3,711        6,538

 Supplemental schedule of non-cash investing activity:
     During 1998, the Company  securitized $76,153 and $14,693 of mortgage loans into mortgage-backed securities classified as available-for-sale and held-to-maturity, respectively. During 1996, $81,329 of mortgage loans were securitized into mortgage-backed securities classified as held-to-maturity.
     During 1998, the Company transferred $12,859 of securities classified as held-to-maturity to available-for-sale.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CB Bancshares, Inc. and Subsidiaries (the "Company") provide financial services to domestic markets and grant commercial, financial, real estate, installment and consumer loans to customers throughout the State of Hawaii. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is primarily dependent upon the economy and the real estate market in the State of Hawaii.

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to prevailing practices within the banking and thrift industries. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Also, certain reclassifications have been made to the consolidated financial statements and accompanying notes for the previous two years to conform to the current year's presentation. Such reclassifications did not have a material effect on the consolidated financial statements.

The significant accounting and reporting policies of the Company are as follows:

1.  Principles of Consolidation
    The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries: City Bank and its wholly-owned subsidiary (the "Bank"); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the "Association"); City Finance and Mortgage, Inc.; and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

2.  Cash and Cash Equivalents
    For purposes of the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption, "Cash and due from banks". Included in cash are amounts restricted for the Federal Reserve requirement of $8,365,000 and $4,887,000 in 1998 and 1997, respectively.

3.  Investment Securities
    Investment securities are classified into the following categories:

        Trading securities are securities that are bought and held principally for resale in the near term. Trading securities are reported at fair value with unrealized gains and losses included in other income.

        Held-to-maturity securities are securities the Company has the positive intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost with premiums and discounts included in interest income over the period to maturity, using the interest method.

        Available-for-sale securities are securities not classified as either trading or held-to-maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, included as other comprehensive income in stockholders' equity. Gains and losses on sale are determined using the specific identification method.

    For individual held-to-maturity and available-for-sale securities, declines in fair value below cost for other than temporary market conditions, would result in write-downs of the carrying value to the current fair value and the realized losses included in earnings.

    As a member of the Federal Home Loan Bank (the "FHLB"), the Company is required to maintain a minimum investment in the FHLB stock. The stock is recorded as a restricted investment security at par.

4.  Loans
    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

    Loans the Company has the intent and ability to hold until maturity are reported at the outstanding principal balance, adjusted for any charge offs, the allowance for credit losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

    Loan origination fees and costs are deferred and recognized as an adjustment of the yield. Loan commitment fees received are deferred as other liabilities until the loan is advanced and are then recognized over the loan term as an adjustment of the yield. At expiration, unused commitment fees are recognized as fees and commission revenue. Guarantee fees received are recognized as fee revenue over the related terms.

    The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company's loan loss experience, known and inherent risks in the portfolio, current economic conditions, adverse situations that may affect the borrower's ability to repay, regulatory policies, and the estimated value of underlying collateral, if any. The allowance for credit losses is increased by provision for credit losses and decreased by charge-offs (net of recoveries).

    Loans are impaired when, based on current information and events, it is probable that principal or interest will not be collected at scheduled maturity or will be unreasonably delayed. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as residential mortgages and consumer installment loans, are collectively evaluated for impairment, except for loans restructured under a troubled debt restructuring.

    Interest accrual on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make scheduled payments. When interest accrual is discontinued, any outstanding accrued interest is reversed and subsequently, interest income is recognized as payments are received.

5.  Loan Servicing
    The cost of mortgage servicing rights ("MSR") is amortized in proportion to the estimated net servicing revenues over the period of the underlying mortgages. Impairment of MSR is assessed based on fair value, which is estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the MSR are stratified on the following predominant risk characteristics of the underlying loans; loan type, interest rate, origination date and geographic location. Impairment is recognized to the extent that the MSR for a stratum exceed its fair value.

6.  Other Real Estate Owned
    Other real estate owned properties acquired through, or in lieu of, foreclosure proceedings are recorded at the fair value on the date of foreclosure establishing a new cost basis. After foreclosure, management performs periodic valuations and the properties are carried at the lower of cost or fair value, less estimated costs to sell. Revenues, expenses and provisions to the valuation allowance are included in operations as incurred.

7.  Premises and Equipment
    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using both the straight-line and accelerated methods over the estimated useful lives of the assets or the applicable facility leases, whichever is shorter. The range of estimated useful lives are 3 to 45 years for premises and leasehold improvements and 3 to 20 years for equipment.

8.  Goodwill
    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is currently amortized on a straight-line basis over 15 years. It is Company policy that management periodically reviews goodwill to determine if it has been permanently impaired by events or conditions that might affect the underlying business. Such reviews would include an analysis of current results and the projection of future net income on an undiscounted basis.

9.  Income Taxes
    The Company files consolidated income tax returns. The Bank and the Association pay to or receive from the Parent Company the amount of income taxes they would have paid or received had they filed separate income tax returns.

    Deferred tax assets and liabilities are recorded based on the expected tax effect of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. Changes are adjusted through the provision for income taxes.

10. Risk Management Instruments
    As part of its risk management activities, the Company uses interest rate swaps, caps and floors to modify the interest rate characteristics of certain assets and liabilities. Amounts receivable or payable under interest rate swap, cap and floor agreements are recognized as interest income or expense under the accrual method unless the instrument qualifies for hedge accounting. Gains and losses on other interest rate derivative financial instruments that do not qualify as hedges are recognized as other income or expense. Unrealized gains and losses on the swaps are not recognized in the balance sheet.

    Gains and losses on hedges of existing assets or liabilities from interest rate options and forward contracts are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. The derivative contracts are designed as hedges when acquired. They are expected to be effective economic hedges and have high correlation with the items being hedged at inception and throughout the hedge period. Movements in the item being hedged and in the hedging instruments are monitored throughout the period of the hedge for high correlation.

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

11. Transfers of Financial Assets
    Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

12. Stock-Based Compensation
    The Company uses the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for stock-based compensation. Accordingly, the compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The compensation cost for stock appreciation rights is recorded annually based on the quoted market price of the Company's stock at the end of the period. The required disclosures are included in Note P5, "Stock Compensation Plan".

13. Earnings Per Share
    Basic earnings per common share are based on the weighted-average number of common shares outstanding for the period. Diluted earnings per common share are based on the assumption that all potentially dilutive common shares and dilutive stock options were converted at the beginning of the year.

14. New Accounting Principles
    In October  1998,  the  Company  adopted  the  provisions  of  Statement  of
    Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The effective date for SFAS No. 133 is the first fiscal quarter for fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

NOTE B - INVESTMENT SECURITIES
The amortized cost and estimated fair values of the Company's investment portfolio at December 31, 1998 and 1997 were as follows:

--------------------------------------------------------------------------------------
                                                     Gross       Gross
                                      Amortized    Unrealized  Unrealized   Estimated
(in thousands of dollars)               Cost         Gains       Losses     Fair Value
--------------------------------------------------------------------------------------
               1998:
Available-for-sale securities:
  U.S. Treasury and other
     U.S. Government agencies
     and corporations                 $  11,900    $      66    $      -    $  11,966
  States and political subdivisions       9,581          285         147        9,719
  Mortgage-backed securities            118,908        1,558         387      120,079
--------------------------------------------------------------------------------------
     Total available-for-sale         $ 140,389    $   1,909    $    534    $ 141,764
======================================================================================


--------------------------------------------------------------------------------------
                                                     Gross       Gross
                                      Amortized    Unrealized  Unrealized   Estimated
(in thousands of dollars)               Cost         Gains       Losses     Fair Value
--------------------------------------------------------------------------------------

               1997:
Held-to-maturity securities:
  States and political subdivisions   $     101    $       3    $      -    $     104
  Mortgage-backed securities             88,296        4,081          41       92,336
--------------------------------------------------------------------------------------
     Total held-to-maturity           $  88,397    $   4,084    $     41    $  92,440
======================================================================================
Available-for-sale securities:
  U.S. Treasury and other
     U.S. Government agencies
      and corporations                $  49,104    $     347    $     28    $  49,423
  States and political subdivisions       4,923          175           -        5,098
  Mortgage-backed securities             64,306        1,552          59       65,799
--------------------------------------------------------------------------------------
     Total available-for-sale         $ 118,333    $   2,074    $     87    $ 120,320
======================================================================================

Securities with an aggregate carrying value of $85,519,000 and $100,002,000, at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required by law.

The following presents the amortized cost and estimated fair value of available-for-sale investment securities at December 31, 1998 by contractual maturity. Expected maturity will differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The stated maturity of mortgage-backed securities are presented in total since the principal cash flows of these securities are not received at a single maturity date.

      ---------------------------------------------------------------------
                                                Amortized       Estimated
      (in thousands of dollars)                   Cost          Fair Value
      ---------------------------------------------------------------------
      Due in one year or less                  $    12,625    $     12,697
      Due after one year through five years          1,003           1,074
      Due after five years through ten years         3,382           3,523
      Due after ten years                            4,471           4,391
      ---------------------------------------------------------------------
                                                    21,481          21,685
      Mortgage-backed securities                   118,908         120,079
      ---------------------------------------------------------------------
           Totals                              $   140,389    $    141,764
      =====================================================================

In 1998, held-to-maturity securities of $69,510,000 were sold, resulting in gross realized gains of $3,712,000. Due to the sales of the held-to-maturity securities during 1998, the Company transferred $12,859,000 of securities classified as held to maturity to available for sale. The related net unrealized gain from this reclassification was $232,000. There were no sales of held-to-maturity securities in 1997 and 1996. Proceeds from sales of securities available-for-sale during 1998, 1997, and 1996 were $81,605,000, $12,862,000, and $87,049,000, respectively. These sales resulted in gross realized gains of $502,000, $268,000, and $1,664,000 and gross realized losses of $110,000,
$91,000, and $263,000, respectively. Income tax expense recognized on net securities gain were $1,642,000, $71,000 and $560,000 in 1998, 1997 and 1996,
respectively.


NOTE C - LOANS
The loan portfolio consisted for the following at December 31, 1998 and 1997:

    ---------------------------------------------------------------------
    (in thousands of dollars)                1998                1997
    ---------------------------------------------------------------------
    Commercial and financial            $     191,128     $      186,418
    Real estate:
         Construction                          25,453             41,069
         Commercial                           150,690            129,603
         Residential                          531,623            618,294
    Installment and consumer                   85,562             79,363
    ---------------------------------------------------------------------
              Gross loans                     984,456          1,054,747
    Less:
         Unearned discount                          5                  5
         Net deferred loan fees                 4,756              5,437
         Allowance for credit losses           17,771             16,365
    ---------------------------------------------------------------------
             Loans, net                 $     961,924     $    1,032,940
    =====================================================================

In 1998, certain delinquent loans were sold to improve the asset quality of the Company's loan portfolio. Proceeds from the sale totaled $10,257,000 with a resulting loss of $2,636,000.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans, including mortgage-backed securities serviced for others, were $466,462,000 and $399,497,000 at December 31, 1998 and 1997, respectively. Custodial escrow balances maintained with the foregoing loan servicing, and included in demand deposits, were $2,703,000 and $2,893,000 at December 31, 1998 and 1997,
respectively.

In the normal course of business, the Company makes loans to its executive officers and directors and to companies and individuals affiliated with its executive officers and directors. Such loans and loan commitments were made at the Company's normal credit terms, including interest rates and collateral requirements, and do not represent more than a normal risk of collection. The following is the activity of loans to such parties in 1998. Other changes include the net change in loans to parties not considered related for the entire year.

                     -------------------------------------------------
                     (in thousands of dollars)
                     -------------------------------------------------
                     Balance at beginning of year           $   5,796
                          New loans                             1,844
                          Repayments                           (1,460)
                          Other changes                           349
                     -------------------------------------------------
                     Balance at end of year                 $   6,529
                     =================================================


NOTE D - ALLOWANCE FOR CREDIT LOSSES
The changes in the allowance for credit losses for the years indicated were as follows:

    ----------------------------------------------------------------------------
    (in thousands of dollars)                   1998        1997         1996
    ----------------------------------------------------------------------------
    Balance at beginning of year            $   16,365   $  15,431    $  14,576
         Provisions charged to expense           7,436       6,250        2,410
         Recoveries                              1,094         609          350
         Charge-offs                           (7,124)      (5,925)      (1,905)
    ----------------------------------------------------------------------------
    Balance at end of year                  $   17,771   $  16,365    $  15,431
    ============================================================================

Information related to loans considered to be impaired for the years indicated were as follows:

   ----------------------------------------------------------------------------
   (in thousands of dollars)                     1998        1997         1996
   ----------------------------------------------------------------------------
   Recorded investment
      in impaired loans                     $    2,798   $   8,483    $  10,787
   Total allowance on impaired loans               429       2,101        2,129
   Average recorded investment
      in impaired loans during the year          8,474      10,544        5,574
   Interest income on impaired loans
      using cash basis of income recognition       422         131          109
   ----------------------------------------------------------------------------


Note E - other real estate owned
The carrying value of foreclosed real estate, net of the following allowance for losses, were $8,583,000, $3,686,000 and $1,844,000 at December 31, 1998, 1997
and 1996, respectively. Activity in the allowance for losses on other real estate owned were as follows:

      --------------------------------------------------------------------------
      (in thousands of dollars)                   1998        1997       1996
      --------------------------------------------------------------------------
      Balance at beginning of year              $    188     $     -     $    -
           Provisions charged to expense           1,407         248         71
           Charge-offs, net of recoveries           (493)        (60)       (71)
      --------------------------------------------------------------------------
      Balance at end of year                    $  1,102     $   188     $    -
      ==========================================================================


NOTE F - PREMISES AND EQUIPMENT
The Company's premises and equipment at December 31, 1998 and 1997 were as follows:

          ----------------------------------------------------------------
          (in thousands of dollars)                  1998          1997
          ----------------------------------------------------------------
          Premises                               $   21,493     $  20,684
          Equipment                                  22,236        18,962
          ----------------------------------------------------------------
                                                     43,729        39,646
          Less accumulated depreciation
             and amortization                        22,813        20,334
          ----------------------------------------------------------------
          Net carrying value                     $   20,916     $  19,312
          ================================================================

Depreciation and amortization charged to operations for the years ended December 31, 1998, 1997 and 1996 were as follows:

  ------------------------------------------------------------------------------
  (in thousands of dollars)                     1998         1997         1996
  ------------------------------------------------------------------------------
  Net occupancy expenses                     $     746   $      715    $     389
  Equipment expenses                             2,017        1,751        1,884
  ------------------------------------------------------------------------------
      Total depreciation and amortization    $   2,763   $    2,466    $   2,273
  ==============================================================================

The Company leases certain properties and equipment under leases that expire on various dates through 2010. Certain leases provide for renegotiations at fixed intervals and require payment of real estate taxes, maintenance, insurance and certain other operating expenses. Rent charged against operations, including equipment rental, were as follows:

    ----------------------------------------------------------------------------
    (in thousands of dollars)                   1998         1997         1996
    ----------------------------------------------------------------------------
    Rental expense                           $  6,071     $  6,989     $  7,236
    Sublease income                               643        1,380          853
    ----------------------------------------------------------------------------
         Total rent                          $  5,428     $  5,609     $  6,383
    ============================================================================

The following are future minimum rental commitments for long-term non-cancelable
operating   leases  as  of  December  31,  1998.   Future  rentals   subject  to
renegotiations are computed at the latest annual rents.

                     ----------------------------------
                     (in thousands of dollars)
                     ----------------------------------
                     1999                   $    5,267
                     2000                        4,838
                     2001                        3,938
                     2002                        3,436
                     2003                        3,321
                     Later years                30,333
                     ----------------------------------
                          Total             $   51,133
                     ==================================


NOTE G - DEPOSITS
Deposits consisted of the following at December 31, 1998 and 1997:

      -------------------------------------------------------------------
      (in thousands of dollars)                 1998              1997
      -------------------------------------------------------------------
      Non-interest bearing deposits        $     119,649     $   110,577
      Interest bearing deposits:
           Savings, money market & NOW           366,610         343,928
           Time deposits of $100 or more         230,123         211,314
           Time deposits less than $100          368,228         342,909
      -------------------------------------------------------------------
              Total interest bearing
                deposits                         964,961         898,151
      ===================================================================
              Total deposits               $   1,084,610     $ 1,008,728
      ====================================================================

Interest expense on deposits for the years ended December 31, 1998, 1997 and 1996 were as follows:

      -------------------------------------------------------------------------
      (in thousands of dollars)              1998          1997         1996
      -------------------------------------------------------------------------
      Savings, money market & NOW        $    9,393    $    8,940    $   8,692
      Time deposits of $100 or more          11,184         9,400        9,578
      Time deposits less than $100           19,363        17,626       16,872
      -------------------------------------------------------------------------
           Total interest expense        $   39,940    $   35,966    $  35,142
      =========================================================================

At December 31, 1998, the scheduled maturities of time deposits were as follows:

                     ------------------------------------
                     (in thousands of dollars)
                     ------------------------------------
                     1999                   $    530,282
                     2000                         50,677
                     2001                         11,851
                     2002                          2,893
                     2003                          2,648
                     ------------------------------------
                          Total             $    598,351
                     ====================================


NOTE H - SHORT-TERM BORROWINGS
Short-term borrowings at December 31, 1998 and 1997 consisted of the following:

      -------------------------------------------------------------------------
      (in thousands of dollars)                        1998            1997
      -------------------------------------------------------------------------
      Advances from the FHLB                       $    56,450     $   136,700
      Federal treasury tax and loan note                   476             512
      -------------------------------------------------------------------------
           Total short-term borrowings             $    56,926     $   137,212
      =========================================================================

NOTE I - LONG-TERM DEBT
Long-term debt at December 31, 1998 and 1997 consisted of the following:

      ------------------------------------------------------------------
      (in thousands of dollars)                   1998           1997
      ------------------------------------------------------------------
      Advances from the FHLB                  $   133,004    $   140,040
      Collateralized mortgage obligations               -          1,008
      ------------------------------------------------------------------
           Total long-term debt               $   133,004    $   141,048
      ==================================================================

The advances from the FHLB bear interest at rates ranging from 4.53% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of $43,478,000 and $99,180,000, loans of $579,105,000 and $585,413,000, and interest-bearing deposits in other banks of $20,000,000 and $30,000,000 in 1998 and 1997, respectively, and all stock in the FHLB. FHLB advances are under credit line agreements of $453,931,000 and $456,371,000 in 1998 and 1997,
respectively. Aggregate maturities of long-term advances from the FHLB as of December 31, 1998 were as follows:

                     ------------------------------------
                     (in thousands of dollars)
                     ------------------------------------
                     1999                   $     49,755
                     2000                         38,105
                     2001                         41,982
                     2002                              -
                     2003                          3,000
                     Later years                     162
                     ------------------------------------
                          Total             $    133,004
                     ====================================


NOTE J - OTHER EXPENSES
Other expenses for the years ended December 31, 1998, 1997 and 1996 were as follows:

   -----------------------------------------------------------------------------
   (in thousands of dollars)                   1998         1997         1996
   -----------------------------------------------------------------------------
   Legal and professional fees              $   3,085    $   4,748    $   4,467
   Advertising and promotion                    1,631        2,273        1,917
   Provision for other real estate owned        1,407          248           71
   Deposit insurance premium                      595          406        3,282
   Voluntary separation benefits                    -            -        3,162
   Other                                        9,152        8,729        7,604
   -----------------------------------------------------------------------------
        Total other expenses                $  15,870    $  16,404    $  20,503
   =============================================================================

NOTE K - INCOME TAXES
The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 were as follows:

          --------------------------------------------------------------------
          (in thousands of dollars)           1998         1997         1996
          --------------------------------------------------------------------
          Current:
               Federal                     $   5,658    $  3,949     $  2,434
               State                           1,236         392          398
          --------------------------------------------------------------------
                    Total current              6,894       4,341        2,832
          --------------------------------------------------------------------

          Deferred:
               Federal                        (1,135)        232        1,459
               State                            (294)        184          340
          --------------------------------------------------------------------
                    Total deferred            (1,429)        416        1,799
          --------------------------------------------------------------------
          Total income taxes expense       $   5,465    $  4,757     $  4,631
          ====================================================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 were as follows:

             -----------------------------------------------------------------
             (in thousands of dollars)                  1998           1997
             -----------------------------------------------------------------
             Deferred tax assets:
                  Allowance for credit losses        $    5,684     $    4,953
                  Hawaii state franchise taxes              535            317
                  Gain on sale of building                1,704          1,872
                  Deferred compensation                   1,211          1,437
                  Other                                   1,704          1,602
             ------------------------------------------------------------------
                       Total deferred tax assets         10,838         10,181
             ------------------------------------------------------------------

             Deferred tax liabilities:
                  FHLB stock dividends                    6,720          5,871
                  Deferred loan fees                      2,545          3,844
                  Net unrealized gain on
                       available-for-sale securities        458            786
                  Unrealized losses on loans                  -            143
                  Other                                   1,630          1,712
             ------------------------------------------------------------------
                       Total deferred tax liabilities    11,353         12,356
             ------------------------------------------------------------------
             Net deferred tax liabilities            $      515     $    2,175
             =================================================================

Reconciliation of the federal statutory rate to the Company's effective income tax rate for the years ended December 31, 1998, 1997 and 1996 was as follows:

       -----------------------------------------------------------------------
                                          1998          1997          1996
       -----------------------------------------------------------------------
       Federal statutory rate             35.0%         35.0%          35.0%
       Tax exempt interest                (3.0)         (2.7)          (3.2)
       Hawaii state franchise taxes,
            net of federal tax benefit     4.6           4.6            4.6
       Amortization of goodwill            2.2           2.5            2.6
       Other                               0.7           0.3            0.6
       -----------------------------------------------------------------------
            Effective income tax rate     39.5%         39.7%          39.6%
       =======================================================================

The Small Business Job Protection Act of 1996 (the "Job Act") contains provisions that require the Association to account for bad debts in the same manner as banks for income tax reporting purposes. Accordingly, the Association changed its tax method for allowable bad debt deduction from the reserve method to the specific charge-off method. Consequently, the bad debt deduction based on a percentage of taxable income or the experience method is no longer allowed for years beginning after December 31, 1996.

During 1996, legislation was passed requiring the Association to recapture as taxable income approximately $565,000 of its bad debt reserves, which represents additions to the reserve after June 30, 1988. The Association has provided deferred taxes for the amount and will recapture its bad debt reserves over six years. Recapture may be deferred up to two years if certain residential lending requirements are met during tax years beginning before January 1, 1998.

Income taxes have been provided for the temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the June 30, 1988 base year. Consequently, the Association has not provided deferred taxes on the balance of its tax bad debt reserves as of the June 30, 1988 base year. Included in the retained earnings of the Association at December 31, 1998 is an amount of approximately $10,001,000, which represents the accumulation of bad debt deductions for which no provision for federal income taxes has been made. These amounts may be restored to income if the Association or successor institution liquidates, redeems shares or pays a dividend in excess of tax basis earnings and profits. If the Association is required to restore any of these amounts to income, a tax liability will be imposed for these amounts at the then current income tax rates.

NOTE L - DEFERRED GAIN
Previously, Citibank Properties, Inc. (a wholly owned subsidiary of City Bank) entered into a limited partnership agreement as a limited partner. The partnership acquired the ground leases of certain real property, constructed a commercial building on the property and sold the leasehold estate and commercial building to an unrelated third party (the "Purchaser"). Prior to the sale, the Bank had entered into a 20-year office lease agreement with the partnership for the ground floor, mezzanine and first four floors of the building. The Bank's lease was assigned to the Purchaser and has not been affected by the sale of the building.

The Company recognized a deferred gain in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in annual gains of $447,000. As of December 31, 1998, the unamortized deferred gain was $4,544,000.


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

To achieve its risk management objective, the Company uses a combination of derivative financial instruments, particularly interest rate swaps, caps, floors, options and forward contracts. The nature and the significance of notional and credit exposure amounts, credit risk and market risk factors are described below:

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

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount. At
December 31, 1998 there were no interest rate swaps outstanding. For the majority of its swaps outstanding at December 31, 1997 and 1996, the Company paid the fixed rate and received the floating rate. The notional principal amounts of interest rate swaps outstanding at December 31, 1997 and 1996 were $10,000,000 and $25,000,000, respectively. The estimated fair values of outstanding interest rate swaps were $(17,000) and $(127,000) at December 31, 1997 and 1996, respectively.

Interest rate options, which primarily consists of caps and floors, are interest rate protection instruments that involve the payment from the seller to the buyer of an interest rate differential in exchange for a premium paid by the buyer. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional amount. Interest rate caps limit the cap holder's risk associated with an increase in interest rates. Interest rate floors limit the risk associated with a decline in interest rates.

Interest rate options at December 31, 1998 and 1997 consisted of the following:

--------------------------------------------------------------------------------
                                        1998                      1997
                               -----------------------   -----------------------
                               Notional    Estimated     Notional    Estimated
(in thousands of dollars)       Amount     Fair Value     Amount     Fair Value
--------------------------------------------------------------------------------
Caps                          $   5,000      $     -     $ 5,000      $  5,066
Floors                           10,000          144           -             -
--------------------------------------------------------------------------------
     Total interest rate
       options                $  15,000      $   144     $ 5,000      $  5,066
================================================================================

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

    ----------------------------------------------------------------------------
    (in thousands of dollars)                 1998         1997         1996
    ----------------------------------------------------------------------------
    Pay fixed swaps - notional amounts          -          $10,000      $25,000
         Average receive rate                   -            5.88%        5.50%
         Average pay rate                       -            6.25%        6.52%
    ============================================================================

Certain assets have indefinite maturities or interest rate sensitivities and are not readily matched with specific liabilities. Those assets are funded by liability pools based on the assets' estimated maturities and repricing characteristics. For example, floating rate loans are funded by short-term liability pools that reprice frequently, while fixed rate loans are funded by longer-term liability pools that reprice less frequently.

As part of the Company's asset-liability management, various assets and liabilities, such as investment securities financed by borrowings, are effectively modified by derivatives to lock in spreads and reduce the risk of losses in value due to interest rate changes. The deferred gains and losses arising through those instruments are included in the carrying amounts of the related assets and liabilities, and are recognized in income as part of the revenue or expense arising from those assets and liabilities.

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

Interest rate options written and purchased - Interest rate options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or "writer" of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As a purchaser of options, the Company pays a premium and may then exercise the option if the price movement of the underlying financial instrument is favorable to the Company. At December 31, 1998, there were outstanding purchased interest rate options with a notional principal amount of $15,000,000 and estimated fair value of $77,000.

Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and are settled through delivery of the underlying financial instrument. The credit risk of forward contracts arises from the possible inability of the counterparties to meet the terms of their contracts and from movements in the securities values and interest rates.


NOTE N - CREDIT-RELATED INSTRUMENTS
At any time, the Company has a significant number of outstanding commitments to extend credit. These commitments take the form of approved lines of credit and loans with terms of up to one year. The Company also provides financial guarantees and letters of credit to guarantee the performance of customers to third parties. These agreements generally extend for up to one year. The contractual amounts of these credit-related instruments are set out in the following table by category of instrument. Because many of those instruments expire without being advanced in whole or in part, the amounts do not represent future cash flow requirements.


      ------------------------------------------------------------
      (in thousands of dollars)              1998          1997
      ------------------------------------------------------------
      Loan commitments                    $  172,555    $  165,153
      Guarantees and letters of credit         5,516         6,828
      ------------------------------------------------------------
           Totals                         $  178,071    $  171,981
      ============================================================

These credit-related financial instruments have off-balance sheet risk because only origination fees and accruals for probable losses are recognized in the consolidated balance sheets until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value.

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


NOTE O - COMMITMENTS AND CONTINGENCIES
The Company has prevailed in a case filed in 1996 by Plaintiffs, the purchasers of the International Savings Building (the "ISL Building"). The plaintiffs sought rescission of the sale of the ISL Building based on alleged misrepresentations and non-disclosure regarding ground lease negotiations and land appraisals concerning the property. Further, the plaintiffs alleged unreasonable demands by the fee-simple owner. In October 1998, the Company received a jury verdict in its favor finding no defendants liable on the
Plaintiff's claims and finding the Plaintiff liable on the Company's counterclaims. In December 1998, the trial court judge awarded the Company their requested reimbursement of attorneys' fees. The Plaintiff has subsequently filed a motion for reconsideration, which has not yet been decided. The Company has not recorded any recovery amounts related to this judgement as our counsel anticipates an appeal will be filed.

The Company is a defendant in various legal proceedings arising from normal business activities. While the results of these proceedings can not be predicted with certainty, management believes, based on advice of counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's consolidated financial position or results of operations.

NOTE P - EMPLOYEE BENEFIT PLANS and VOLUNTARY SEPARATION PROGRAM
1.  Employee Stock Ownership Plan
    The Company has an Employee Stock Ownership Plan for all employees of the Company who satisfy length of service requirements. Trust assets under the plan are invested primarily in the shares of stock of the Company. Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors; provided, however, contributions may not be made in amounts which cannot be allocated to any participant's account by reason of statutory limitations. No participant shall be required or permitted to make contributions to the plan or trust. Contributions to the plan were $350,000 for 1998. There were no contributions to the plan in 1997 and 1996.

2.  Profit Sharing Retirement Savings Plan
    The Company has an Employee Profit Sharing Retirement Savings Plan for all employees who satisfy length of service requirements. Eligible employees may contribute up to 15% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% of the amount contributed will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participant's compensation. In addition, the Company will contribute an amount equal to 2% of the compensation of all participants, and additional amounts determined by the Board of Directors at their discretion. Contributions to the plan for 1998, 1997 and 1996 were $173,000, $407,000 and $408,000, respectively.

3.  Voluntary Separation Program
    During 1996, the Company offered a Voluntary Separation Program to all employees to reduce the work force. Ninety-seven employees participated in the program and voluntary separation benefits of $3,162,000 were expensed and paid.

4.  Deferred Compensation
    The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 1998, 1997 and 1996 amounted to $234,000, $641,000 and
    $444,000, respectively. The Company is the beneficiary of life insurance policies, with an aggregate cash surrender value of $10,807,000 at December 31, 1998, that were purchased as a method of partially financing benefits under this plan.

    During 1996, the Company terminated the majority of the deferred compensation agreements. The employees with deferred compensation agreements who participated in the Voluntary Separation Program were credited with five years of additional service and all employees with terminated agreements received a lump-sum payment equal to the present value of the future benefit.

5.  Stock Compensation Plan
    On September 16, 1994, the Board of Directors adopted a Stock Compensation Plan (the "SCP") and the stockholders approved it on January 26, 1995. On April 30, 1998, the stockholders approved the increase of shares of common stock reserved under the SCP to 400,000 shares. Such shares may be granted to employees, including officers and other key employees, of the Company. The purpose of the SCP is to enhance the ability of the Company to attract, retain and reward key employees and to encourage a sense of proprietorship and to stimulate the interests of those employees in the financial success of the Company. The SCP is administered by the Compensation Committee (the "Committee") of the Board of Directors. The SCP provides for the award of incentive stock options, performance stock options, non-qualified stock options, stock grants and stock appreciation rights ("SARs").

    During 1995 and 1994, the option grants were performance and index options with a term of ten years. During 1997, the Company amended the terms of these options. The amendment provides that the performance options granted shall become exercisable in full on the later of the first anniversary of the grant date or the effective date of the amendment. The amendment also fixes the exercise price of the index options granted in 1995 and 1994 at $31.29 and $37.22, respectively.

    On January 2, 1998 and December 15, 1997, the Company granted additional stock options of 12,500 and 72,500, respectively. The exercise prices of these options are $42.50 and $43.00 per share, respectively. The options become exercisable on the first anniversary of the grant date and terminate ten years after the grant date.

    The original exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined using the fair value based method, the Company's net income and net income per share would have been the pro forma amounts below:

     -----------------------------------------------------------------------
                                     1998            1997            1996
     -----------------------------------------------------------------------
     Pro forma:
          Net income              $7,491,000      $7,032,000      $6,969,000
          Earnings per share:
               Basic                $2.11           $1.98           $1.96
               Diluted              $2.10           $1.98           $1.96
     =======================================================================

    During the initial phase-in period in 1996, the effects of applying the fair value based method are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards may be made each year.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. For grants in 1998 and 1997, the following weighted-average assumptions were used; expected dividend of 0.51% and 0.41%, expected volatility of 32.91% and 33.89%, risk-free interest rate of 5.62% and 5.78%, and expected life of 6.0 years and 5.7 years. The weighted-average fair value of options granted during 1998 and 1997 were $17.26 and $17.05, respectively.

    Transactions involving stock options are summarized as follows:

     --------------------------------------------------------------------------
                                          Stock Options       Weighted-Average
               Description                 Outstanding         Exercise Price
     --------------------------------------------------------------------------
     Balance at December 31, 1995            101,250               $31.43
          Forfeited                          (12,300)              $31.75
     --------------------------------------------------------------------------
     Balance at December 31, 1996             88,950               $32.05
          Granted                             72,500               $43.00
          Forfeited                          (26,750)              $32.72
     --------------------------------------------------------------------------
     Balance at December 31, 1997            134,700               $38.59
          Granted                             12,500               $42.50
          Forfeited                           (8,250)              $33.92
          Exercised                           (1,000)              $29.00
     --------------------------------------------------------------------------
     Balance at December 31, 1998            137,950               $38.85
     ==========================================================================

    As of December 31, 1998, stock options outstanding had exercise prices between $29.00 and $43.00 and a weighted-average remaining contractual life of 8.0 years and 125,450 stock options were exercisable with a weighted-average exercise price of $38.49. As of December 31, 1997, stock options outstanding had exercise prices between $29.00 and $43.00 and a weighted-average remaining contractual life of 8.8 years and 62,200 stock options were exercisable with a weighted-average exercise price of $32.56.

    Under the SCP, the Committee may grant a specified number of shares to an employee subject to terms and conditions prescribed by the Committee. And the Committee has the authority to grant any participant SARs and the right to receive a payment, in cash or common stock, equal to the excess of the fair market value of a specified number of shares of common stock on the date such right is exercised over the fair market value on the date of grant of such right. A SAR may not be exercised prior to the first anniversary of the date of grant or more than ten years after the date of grant. No shares of stock or SARs were granted during 1998, 1997 and 1996.

    Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may in its discretion provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any, or all, outstanding options.

NOTE Q - STOCKHOLDERS' EQUITY
1.  Regulatory Matters
    The Company is subject to various capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary - actions by regulators that, if undertaken could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). The following table presents the actual and required regulatory capital amounts and ratios of the Company as of December 31, 1998 and 1997. No amounts were deducted from the Association's capital for interest rate risk in 1998 and 1997. Management believes that the Company, the Bank and the Association meet all capital adequacy requirements to which they are subject as of December 31, 1998.

      ----------------------------------------------------------------------------------------------
                                                              For Capital            To Be Well
                                         Actual            Adequacy Purposes         Capitalized
                                    -----------------      -----------------      ------------------
      (in thousands of dollars)      Amount    Ratio        Amount    Ratio        Amount    Ratio
      ----------------------------------------------------------------------------------------------
      December 31, 1998:
      Total capital (to risk weighted assets):
           Consolidated             $133,836   14.80%      $ 72,327    8.00%           N/A
           Bank                       75,002   12.12%        49,514    8.00%      $ 61,893   10.00%
           Association                57,782   18.82%        24,557    8.00%        30,697   10.00%
      Tier 1 capital (to risk weighted assets):
           Consolidated              122,455   13.54%        36,163    4.00%           N/A
           Bank                       67,227   10.86%        24,754    4.00%        37,136    6.00%
           Association                54,664   17.81%         9,209    3.00%        18,418    6.00%
      Tier 1 capital (to average assets):
           Consolidated              122,455    7.90%        62,034    4.00%           N/A
           Bank                       67,227    8.70%        30,926    4.00%        38,658    5.00%
           Association                54,664    8.51%        25,684    4.00%        32,105    5.00%
      Tangible capital (to adjusted total assets):
           Association                54,664    8.51%         9,632    1.50%           N/A
      ----------------------------------------------------------------------------------------------

      ----------------------------------------------------------------------------------------------
                                                              For Capital            To Be Well
                                         Actual            Adequacy Purposes         Capitalized
                                    -----------------      -----------------      -----------------
      (in thousands of dollars)      Amount    Ratio        Amount    Ratio        Amount    Ratio
      ----------------------------------------------------------------------------------------------
      December 31, 1997:
      Total capital (to risk weighted assets):
           Consolidated             $125,325   13.99%      $ 71,669    8.00%           N/A
           Bank                       69,181   11.57%        47,831    8.00%      $ 59,788   10.00%
           Association                53,957   16.00%        26,977    8.00%        33,722   10.00%
      Tier 1 capital (to risk weighted assets):
           Consolidated              114,065   12.73%        35,835    4.00%           N/A
           Bank                       61,687   10.32%        23,915    4.00%        35,873    6.00%
           Association                51,178   15.18%        10,117    3.00%        20,233    6.00%
      Tier 1 capital (to average assets):
           Consolidated              114,065    7.46%        61,154    4.00%           N/A
           Bank                       61,687    8.14%        30,318    4.00%        37,897    5.00%
           Association                51,178    7.76%        26,373    4.00%        32,966    5.00%
      Tangible capital (to adjusted total assets):
           Association                51,178    7.76%         9,890    1.50%           N/A
      ==============================================================================================

    The most recent notification from the federal regulatory agencies categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be capitalized as "well capitalized", the Company must maintain minimum Tier 1 and Total risk-based capital ratios and Tier 1 leverage ratios as set forth in the table above. To be categorized as adequately capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 1998, there are no conditions or events since that notification that management believes have changed the Company's capital category.

    The United States Congress passed legislation to strengthen the insurance fund administered by the Savings Association Insurance Fund through a special assessment on the Association's deposit base as of March 31, 1995. The special assessment totaled $2,383,000 during the year ended December 31, 1996.


2.  Regulatory Agreements
    During 1996, the Company entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve Bank of San Francisco (the "FRB"). Under the terms of the MOU, the Company must first obtain concurrence from the FRB on matters concerning payment of cash dividends, incurring debt, or the redemption of its stock. The agreement also addresses a number of issues that require FRB concurrence including an increase in director and executive compensation, entering into agreements to acquire or divest businesses, management and organizational structure, liquidity and capital needs, interest rate risk, audit, record keeping and compliance control systems.

    In September 1997, the Bank also entered into a MOU with the Federal Deposit Insurance Corporation (the "FDIC"). This MOU was terminated by the FDIC in March 1999, based on the adoption of a resolution by the Bank's Board of Directors. This resolution, approved by the Bank's Board of Directors in February 1999, requires, among other things, that the Bank obtain concurrence from the FDIC for payment of cash dividends, and requires the Bank to reduce certain classified assets to specified levels within time frames set forth in the informal agreement.

3.  Earnings Per Share
    Effective January 1, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. The table below presents the information used to compute basic and diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996:

 ------------------------------------------------------------------------------------------
                                                     1998          1997           1996
 ------------------------------------------------------------------------------------------
 Numerator:
      Net income                                   $8,369,000    $7,218,000     $7,059,000
 ==========================================================================================
 Denominator:
      Weighted average shares outstanding           3,551,891     3,551,228      3,551,228
      Effect of dilutive securities-stock
        options                                         7,014         7,859              -
 ------------------------------------------------------------------------------------------
        Adjusted weighted average shares
         outstanding, assuming dilution             3,558,905     3,559,087      3,551,228
 ==========================================================================================
 Earnings per share - basic                          $2.36         $2.03          $1.99
 Earnings per share - assuming dilution              $2.35         $2.03          $1.99
 ==========================================================================================

    The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. At December 31, 1998, outstanding options to purchase 96,625 shares at a range of $37.22 to $43.00. At December 31, 1997, outstanding options to purchase 72,500 shares at $43.00. For the year ended December 31, 1996, there were no options.

NOTE R - COMPREHENSIVE INCOME
The tax effects allocated to each component of other comprehensive income for the years ended December 31, 1998, 1997, and 1996 were as follows:

 ------------------------------------------------------------------------------
                                             Before        Tax         Net of
                                              Tax       (Expense)        Tax
 (in thousands of dollars)                   Amount     or Benefit     Amount
 ------------------------------------------------------------------------------
                  1998:
 Unrealized gains (losses) on securities:
      Unrealized holding losses
           arising during the year           $  (209)   $      171    $    (38)
      Less:  reclassification adjustment
           for gains realized in net income      392          (157)        235
 ------------------------------------------------------------------------------
 Other comprehensive income                  $  (601)   $      328    $   (273)
 ==============================================================================
                  1997:
 Unrealized gains on securities:
      Unrealized holding gains
           arising during the year           $    671   $     (266)   $    405
      Less:  reclassification adjustment
           for gains realized in net income       177          (71)        106
 ------------------------------------------------------------------------------
 Other comprehensive income                  $    494   $     (195)   $    299
 ==============================================================================
                  1996:
 Unrealized gains (losses) on securities:
      Unrealized holding gains
           arising during the year           $    230   $      (83)   $    147
      Less:  reclassification adjustment
           for gains realized in net income     1,401         (560)        841
 ------------------------------------------------------------------------------
 Other comprehensive income                  $ (1,171)   $     477    $   (694)
 ==============================================================================


NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of financial instruments is determined by the Company using available market information and appropriate valuation methodologies. However, the Company used considerable judgment in interpreting market data to develop the estimates of fair value. In addition, significant estimations and present value calculations were used for purposes of the disclosure. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and estimations methodologies may have a material effect on the estimated fair value amounts. In estimating the fair value of its financial instruments, the Company used the following methods and assumptions:

    Cash and due from banks, and interest-bearing deposits in other banks: The carrying amounts approximate fair values.

    Investment securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, if available. If not available, quoted market prices of comparable instruments are used except in the case of certain options and swaps that utilize pricing models. For restricted investment securities, the carrying amount approximate fair value.

    Loans: For variable rate loans that reprice frequently and entail no significant change in credit risk, fair values are based on carrying values. For certain mortgage loans (e.g., one-to-four family residential), fair values are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. For other loans, fair values are estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

    Deposits: The estimated fair values of deposits with no stated maturities, which includes demand deposits, checking accounts, passbook savings and certain types of money market accounts, is equal to the amount payable on demand. The estimated fair values of fixed maturity deposits is estimated using a discounted cash flow calculation with rates currently offered by the Company for deposits of similar remaining maturity. The carrying amount of accrued interest payable approximates its fair value.

    Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, advances from the FHLB and other short-term borrowings approximate their fair values.

    Long-term debt (other than deposits): The fair values are estimated using discounted cash flow analyses using the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    Off-balance sheet financial instruments: Fair values for letters of credit, guarantees, and lending commitments are based on fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties' credit standing.

    Derivative financial instruments: Fair values for swaps, caps, floors, forwards, and options are based upon current settlement values (financial forwards), if available. If there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).


The following table provides a summary of the carrying and fair values of the Company's financial instruments at December 31, 1998 and 1997:

      --------------------------------------------------------------------------------------------
                                                        1998                       1997
                                               ------------------------  -------------------------
                                                             Estimated                  Estimated
                                                  Carrying   Fair           Carrying    Fair
      (in thousands of dollars)                    Value       Value         Value        Value
      --------------------------------------------------------------------------------------------
      Financial assets:
         Cash and due from banks              $    61,658 $     61,658  $     45,150 $     45,150
         Interest-bearing deposits in other
         banks                                     20,000       20,000        30,000       30,000
         Federal funds sold                        47,752       47,752         4,705        4,705
         Investment securities                    141,764      141,764       208,717      212,760
         Restricted investment securities          29,481       29,481        27,348       27,348
         Loans                                    961,924    1,014,427     1,032,940    1,040,008
      Financial liabilities:
         Deposits                              (1,084,610)  (1,086,734)   (1,008,728)  (1,008,425)
         Short-term borrowings                    (56,926)     (56,926)     (137,212)    (137,212)
         Long-term debt                          (133,004)    (121,631)     (141,048)    (128,098)
      Off-balance sheet financial instruments:
         Derivative financial instruments:
              In a net payable position                 -            -       (10,000)         (17)
              Interest rate cap                     5,000            -         5,000            5
              Interest rate floor                  10,000          144             -            -
              Interest rate options                15,000           77             -            -
         Loan commitments                         172,555        1,213       165,153          438
         Guarantees and letters of credit           5,516           53         6,828           76
      ============================================================================================

NOTE T - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY) Condensed financial statements of CB Bancshares, Inc. (Parent only) follows:

                                   CONDENSED BALANCE SHEETS
      -----------------------------------------------------------------------------------
                                                                     December 31,
      (in thousands, except number                          -----------------------------
        of shares and per share data)                            1998             1997
      -----------------------------------------------------------------------------------
      ASSETS
      Cash on deposit with the
           Bank and Association                             $       658      $     1,467
      Investment in subsidiaries:
           Bank                                                  67,936           62,591
           Association                                           63,610           60,667
           Other                                                    423              423
      Premises and equipment, net                                   205              596
      Other assets                                                  513              513
      -----------------------------------------------------------------------------------
                Total assets                                $   133,345      $   126,257
      ===================================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Advances from the Bank, net                           $         7      $         7
      Dividends payable                                             210              169
      Other liabilities                                             756            1,016
      -----------------------------------------------------------------------------------
                Total liabilities                                   973            1,192
      -----------------------------------------------------------------------------------

      Stockholders' equity:
         Preferred stock $1 par value
              Authorized and unissued
              25,000,000 shares                                       -                -
         Common stock $1 par value
              Authorized 50,000,000 shares;
              issued and outstanding, 3,552,228
              and 3,551,228 shares, respectively                  3,552            3,551
           Additional paid-in capital                            65,108           65,080
           Accumulated other comprehensive
               income, net of tax                                   928            1,201
           Retained earnings                                     62,784           55,233
      -----------------------------------------------------------------------------------
                Total stockholders' equity                      132,372          125,065
      -----------------------------------------------------------------------------------
                Total liabilities and stockholders' equity  $   133,345      $   126,257
      ===================================================================================

NOTE T - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)
                   (continued)

                                  CONDENSED STATEMENTS OF INCOME
      -------------------------------------------------------------------------------------------
                                                                Years Ended December 31,
                                                        -----------------------------------------
      (in thousands of dollars)                           1998            1997            1996
      -------------------------------------------------------------------------------------------
      Income:
           Dividends from subsidiaries:
                Bank                                  $      500       $   1,400      $    6,262
                Association                                  250           1,179           4,600
           Other interest income                              25             165             462
      -------------------------------------------------------------------------------------------
                Total income                                 775           2,744          11,324
                Total expenses                             1,406           3,850           8,302
      -------------------------------------------------------------------------------------------
                Operating (loss) profit                     (631)         (1,106)          3,022
      -------------------------------------------------------------------------------------------

      Equity in undistributed income of subsidiaries:
                Bank                                       5,830           3,364           1,010
                Association                                2,744           3,404             100
                Other                                          -              (2)            (19)
      -------------------------------------------------------------------------------------------
                                                           8,574           6,766           1,091
      -------------------------------------------------------------------------------------------
           Income before income taxes                      7,943           5,660           4,113
      Income tax benefit                                     426           1,558           2,946
      -------------------------------------------------------------------------------------------
           NET INCOME                                 $    8,369       $   7,218      $    7,059
      ===========================================================================================

NOTE T - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)
             (continued)

                        CONDENSED STATEMENTS OF CASH FLOW
      ---------------------------------------------------------------------------------------------
                                                                  Years Ended December 31,
                                                           ----------------------------------------
      (in thousands of dollars)                              1998            1997           1996
      ---------------------------------------------------------------------------------------------
      Cash flows from operating activities:
           Net income                                    $    8,369      $    7,218      $   7,059
           Adjustments to reconcile net income to
             net cash provided by (used in)
             operating  activities:
                Equity in undistributed
                  income of subsidiaries                     (8,572)         (6,766)        (1,091)
                Decrease (increase) in dividend
                  receivable from the Bank                        -           1,500           (800)
                Decrease (increase) in other assets               -              (1)         2,227
                Increase (decrease) in other liabilities       (249)         (2,730)         2,862
      ---------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating
      activities                                               (452)           (779)        10,257
      ---------------------------------------------------------------------------------------------

      Cash flows from investing activities:
           Net capital expenditures                             391             303           (899)
      ----------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing
      activities                                                391             303           (899)
      ----------------------------------------------------------------------------------------------

      Cash flows from financing activities:
           Cash dividends                                      (777)         (1,694)        (4,614)
           Stock options exercised                               29               -              -
           Net decrease in short-term borrowings                  -               -         (3,000)
           Decrease in advances from the Bank, net                -               -           (231)
      ----------------------------------------------------------------------------------------------
      Net cash used in financing activities                    (748)         (1,694)        (7,845)
      ----------------------------------------------------------------------------------------------

           Increase (decrease) in cash                         (809)         (2,170)         1,513
      Cash at beginning of year                               1,467           3,637          2,124
      -----------------------------------------------------------------------------------------------
      Cash at end of year                                $      658      $    1,467      $   3,637
      ==============================================================================================

 NOTE U - SEGMENT INFORMATION
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. The Company's business segments are organized around services, products provided and regulatory environments. The two operating segments are a bank and a savings institution. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements as described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

--------------------------------------------------------------------------------------------------
                                                             Parent
                                                             Company
(in thousands of dollars)           Bank      Association   and Other  Eliminations   Consolidated
--------------------------------------------------------------------------------------------------
1998:
Interest income                  $   59,907   $   52,401   $      775   $   (1,023)   $   112,060
Interest expense                     25,544       28,371            8          (25)        53,898
Depreciation and amortization         1,874          889            -             -         2,763
Income before income taxes            9,970        5,244        7,943       (9,323)        13,834
Income tax expense (benefit)          3,640        2,251         (426)            -         5,465
Total assets                        788,913      639,442      133,513     (133,430)     1,428,438
Capital expenditures                  1,877        2,616            -             -         4,493
==================================================================================================
1997:
Interest income                  $   59,093   $   53,755   $    2,601   $   (2,920)   $   112,529
Interest expense                     25,630       28,182           47             -        53,859
Depreciation and amortization         1,849          617            -             -         2,466
Income before income taxes            7,474        8,189        5,657       (9,345)        11,975
Income tax expense (benefit)          2,710        3,606       (1,559)            -         4,757
Total assets                        769,293      663,433      126,426     (123,926)     1,435,226
Capital expenditures                  2,841        1,982            -             -         4,823
==================================================================================================
1996:
Interest income                  $   58,351   $   53,251   $   10,906   $  (11,261)   $   111,247
Interest expense                     24,942       28,282          290          (37)        53,477
Depreciation and amortization         1,870          403            -             -         2,273
Income before income taxes           11,401        8,159        4,084      (11,954)        11,690
Income tax expense (benefit)          4,130        3,458       (2,957)            -         4,631
Total assets                        762,074      634,066      123,336     (122,307)     1,397,169
Capital expenditures                  2,074          879          899             -         3,852
==================================================================================================

Expenses of the Company are fully allocated to each segment. Parent Company expenses are not allocated to the segments. Significant elimination amounts reflect the following: (a) dividends received by the Parent Company; (b) interest income on loans held by the Bank and serviced by the Association; (c) rental income and expense for rent charged by the Bank to the Association; and
(d) checking accounts of the Parent Company and the Association held by the Bank.


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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS AND SCHEDULES
The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Income - For years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity - For years ended December 31, 1998, 1997 and 1996

Consolidated Statement of Cash Flows - For years ended December 31, 1998, 1997 and 1996

Notes to the Consolidated Financial Statements

(b)      EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into this Report:

Exhibit No.       Description


 3.1 Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant's Registration Statement on Form S-4, Registration No. 33-72340.

 3.2 By-laws of CB Bancshares, Inc., incorporated by reference to Exhibits 3.2 and 3.3 filed with the Registrant's Registration Statement on Form S-4, Registration
                  No. 33-72340.

 4.0 No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                  Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

 4.1 Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).

 4.2 Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).

 4.3 Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

 4.4 Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

 4.5 Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No.3, filed on March 25, 1999.

10.1 Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant's Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on
                  December 9, 1995. *

10.2              Form of Stock Option Agreement incorporated by reference to
                  Exhibit 10.6 of Form 10-K  filed on  April 1, 1996. *

10.3              Employment agreement between CB Bancshares, Inc. and Ronald
                  M. Migita, dated May 31,1995, is incorporated by reference to
                  Exhibit 10 to Registrant's Form 10-Q filed on
                  August 14, 1995. *

10.4 Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

21                Subsidiaries  of the Registrant  incorporated  by reference to
                  Exhibit 21 filed with the Registrant's Form 10-K filed on March 31, 1998.

27.1              Financial Data Schedule (Fiscal year ended December 31, 1998)

*  Management contract or compensatory plan or arrangement.

All other schedules are omitted because they are not applicable, not material, or because the information is included in the financial statement or the notes thereto.

(c)   REPORTS OF FORM 8-K

The company has filed no reports on form 8-K for the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the Requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1999                      CB BANCSHARES, INC.


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

Date:  March 30, 1999






-----------------------------------          ----------------------------------
Donald J. Andres, Director                   Tomio Fuchu, Director


/s/  James H. Kamo                           /s/  Larry K. Matsuo
-----------------------------------          ----------------------------------
James H. Kamo, Chairman of the               Larry K. Matsuo, Director
Board & Secretary


/s/  Ronald K. Migita                        /s/  Caryn S. Morita
-----------------------------------          ----------------------------------
Ronald K. Migita, President, Chief           Caryn S. Morita, Senior Vice
Executive Officer & Director                 President & Director


/s/  Hiroshi Sakai
-----------------------------------          ----------------------------------
Hiroshi Sakai, Director                      Yoshiki Takada, Director


/s/  Lionel Y. Tokioka
-----------------------------------          ----------------------------------
Lionel Y. Tokioka, Director                  H. Clifton Whiteman, Director


/s/  Daniel Motohiro                         /s/  Dwight L. Yoshimura
-----------------------------------          ----------------------------------
Daniel Motohiro, Senior Vice                 Dwight L. Yoshimura, Director
President, Treasurer & Chief
Financial Officer (Principal
Financial Officer)

EXHIBIT INDEX

Exhibit                         Description


 3.1 Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant's Registration Statement on Form S-4, Registration No. 33-72340.

 3.2 By-laws of CB Bancshares, Inc., incorporated by reference to Exhibits 3.2 and 3.3 filed with the Registrant's Registration Statement on Form S-4, Registration
                  No. 33-72340.

 4.0 No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                  Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

 4.1 Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).

 4.2 Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).

 4.3 Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

 4.4 Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

 4.5 Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No.3, filed on March 25, 1999.

10.1 Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant's Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on
                  December 9, 1995. *

10.2              Form of Stock Option Agreement incorporated by reference to
                  Exhibit 10.6 of Form 10-K  filed on  April 1, 1996. *

10.3              Employment agreement between CB Bancshares, Inc. and Ronald
                  M. Migita, dated May 31,1995, is incorporated by reference to
                  Exhibit 10 to Registrant's Form 10-Q filed on
                  August 14, 1995. *

10.4 Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

21                Subsidiaries  of the Registrant  incorporated  by reference to
                  Exhibit 21 filed with the Registrant's Form 10-K filed on March 31, 1998.

27.1              Financial Data Schedule (Fiscal year ended December 31, 1998)

*  Management contract or compensatory plan or arrangement.