Form 10-Q
period 1999-03-31
CB BANCSHARES INC/HI
filed 1999-05-14
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999


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

                  Yes [X]                                 No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1999 was:

                   Class                                Outstanding
       -----------------------------                  ----------------
       Common Stock, $1.00 Par Value                  3,552,228 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

                                                                     March 31,           December 31,           March 31,
                                                                       1999                  1998                 1998
                                                                 ------------------   --------------------  ------------------
                                                                                        (in thousands)
 Assets
 Cash and due from banks                                               $    50,260            $    61,658         $    50,130
 Interest-bearing deposits in other banks                                   20,000                 20,000              10,000
 Federal funds sold                                                            810                 47,752              61,629
 Investment securities:
        Held-to-maturity                                                         -                      -              83,712
        Available-for-sale                                                 221,840                141,764             109,631
        Restricted investment securities                                    30,076                 29,481              27,871
 Loans held for sale                                                        83,585                 99,602              53,816
 Loans:
         Loans                                                             958,617                979,695           1,026,427
         Less allowance for credit losses                                   18,350                 17,771              17,239
                                                                 ------------------   --------------------  ------------------
 Net loans                                                                 940,267                961,924           1,009,188
                                                                 ------------------   --------------------  ------------------
 Premises and equipment                                                     20,501                 20,916              19,918
 Other assets                                                               46,467                 45,341              40,394
                                                                 ==================   ====================  ==================
 Total assets                                                          $ 1,413,806            $ 1,428,438         $ 1,466,289
                                                                 ==================   ====================  ==================

 Liabilities and stockholders' equity
 Deposits:
        Noninterest-bearing                                            $   108,218            $   119,649         $   103,369
        Interest-bearing                                                   946,839                964,961             920,530
                                                                 ------------------   --------------------  ------------------
 Total deposits                                                          1,055,057              1,084,610           1,023,899
                                                                 ------------------   --------------------  ------------------
 Short-term borrowings                                                      68,101                 56,926              77,019
 Other liabilities                                                          21,008                 18,443              17,383
 Long-term debt                                                            135,664                136,087             221,196
                                                                 ------------------   --------------------  ------------------
 Total liabilities                                                       1,279,830              1,296,066           1,339,497
                                                                 ------------------   --------------------  ------------------

 Stockholders' equity:
        Preferred stock                                                          -                      -                   -
        Common stock                                                         3,552                  3,552               3,551
        Additional paid-in capital                                          65,108                 65,108              65,080
        Retained earnings                                                   64,547                 62,784              57,007
        Accumulated other comprehensive income                                 769                    928               1,154
                                                                 ------------------   --------------------  ------------------
 Total  stockholders' equity                                               133,976                132,372             126,792
                                                                 ------------------   --------------------  ------------------
 Total liabilities and stockholders' equity                            $ 1,413,806            $ 1,428,438         $ 1,466,289
                                                                 ==================   ====================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES


                                                                                        Three months ended March 31,
                                                                                       ------------------------------
                                                                                       1999                      1998
                                                                                       ----                      ----
                                                                               (in thousands, except number of shares and per
                                                                                                share data)
   Interest income:
       Interest and fees on loans                                                          $ 22,681                  $ 23,352
       Interest and dividends on investment securities:
           Taxable interest income                                                            2,387                     3,655
           Nontaxable interest income                                                           184                        88
           Dividends                                                                            595                       523
       Other interest income                                                                    578                       869
                                                                               ---------------------     ---------------------
           Total interest income                                                             26,425                    28,487
                                                                               ---------------------     ---------------------
   Interest expense:
       Deposits                                                                               9,294                     9,718
       Short-term borrowings                                                                    746                     2,174
       Long-term debt                                                                         1,979                     2,044
                                                                               ---------------------     ---------------------
           Total interest expense                                                            12,019                    13,936
                                                                               ---------------------     ---------------------
           Net interest income                                                               14,406                    14,551
   Provision for credit losses                                                                1,175                     1,300
                                                                               ---------------------     ---------------------
           Net interest income after provision for credit losses                             13,231                    13,251
                                                                               ---------------------     ---------------------
   Noninterest income:
       Service charges on deposit accounts                                                      396                       457
       Other service charges and fees                                                           829                       638
       Net realized gains on sales of securities                                                 49                         -
       Net gains on sales of loans                                                            1,088                       121
       Other                                                                                    295                       479
                                                                               ---------------------     ---------------------
           Total noninterest income                                                           2,656                     1,695
                                                                               ---------------------     ---------------------
   Noninterest expense:
       Salaries and employee benefits                                                         5,344                     4,601
       Occupancy expense                                                                      2,048                     2,168
       Equipment expense                                                                        815                       866
       Other                                                                                  4,409                     4,033
                                                                               ---------------------     ---------------------
           Total noninterest expense                                                         12,616                    11,668
                                                                               ---------------------     ---------------------
           Income before income taxes                                                         3,271                     3,278
   Income tax expense                                                                         1,295                     1,326
                                                                               =====================     =====================
   Net income                                                                              $  1,976                  $  1,952
                                                                               =====================     =====================

   Per share data:
       Basic earnings                                                                         $0.56                     $0.55
                                                                               =====================     =====================
       Diluted earnings                                                                       $0.56                     $0.55
                                                                               =====================     =====================
       Cash dividends                                                                         $0.06                     $0.05
                                                                               =====================     =====================

   Average shares outstanding                                                             3,552,228                 3,551,228
                                                                               =====================     =====================


  The accompanying notes are an integral part of these consolidated financial statements.

  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   CB BANCSHARES, INC. AND SUBSIDIARIES

                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                            1999                    1998
                                                                                            ----                    ----
                                                                                                    (in thousands)
    Cash and due from banks at beginning of period                                      $        61,658        $        45,150
                                                                                      --------------------   --------------------
    Cash flows from operating activities:
        Net income                                                                                1,976                  1,952

        Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
            Provision for credit losses                                                           1,175                  1,300
            Gain on disposition of premises and equipment                                           -                     (109)
            Depreciation and amortization                                                           678                    542
            Deferred income taxes                                                                 1,135                     28
            Increase in interest receivable                                                        (549)                  (101)
            Increase in interest payable                                                            441                    569
            Increase in restricted investment securities                                           (595)                  (523)
            Net increase in loans held for sale                                                  (8,140)               (27,915)
            Increase in other assets                                                             (1,347)                  (273)
            Decrease in income taxes payable                                                       (877)                  (438)
            Increase (decrease) in other liabilities                                              1,995                 (3,005)
            Other                                                                                   921                    375
                                                                                      --------------------   --------------------
    Net cash provided by (used in) operating activities                                          (3,187)               (27,598)
                                                                                      --------------------   --------------------
    Cash flows from investing activities:
        Net decrease in interest-bearing deposits in other banks                                    -                   20,000
        Net decrease (increase) in federal funds sold                                            46,942                (56,924)
        Purchase of held-to-maturity securities                                                     -                  (61,400)
        Proceeds from maturities of held-to-maturity securities                                     -                   66,477
        Purchase of available-for-sale securities                                               (58,488)               (11,460)
        Proceeds from sales of available-for-sale securities                                      6,216                 17,044
        Proceeds from maturities of available-for-sale securities                                14,294                  5,060
        Net (decrease) increase in loans                                                           (313)                21,968
        Proceeds from sales of premises and equipment                                               -                      581
        Capital expenditures                                                                       (263)                (1,620)
        Proceeds from sales of foreclosed assets                                                  2,443                    817
                                                                                      --------------------   --------------------
    Net cash provided by (used in) investing activities                                          10,831                    543
                                                                                      --------------------   --------------------
    Cash flows from financing activities:
        Net increase (decrease) in deposits                                                     (29,553)                15,171
        Net increase (decrease) in short-term borrowings                                         11,175                (60,193)
        Proceeds from long-term debt                                                             10,000                 77,057
        Principal payments on long-term debt                                                    (10,451)                   -
        Cash dividends paid                                                                        (213)                   -
                                                                                      --------------------   --------------------
    Net cash provided by (used in) financing activities                                         (19,042)                32,035
                                                                                      --------------------   --------------------
    Cash and due from banks at end of period                                            $        50,260       $         50,130
                                                                                      ====================   ====================

   Supplemental schedule of non-cash investing activities:
         Securitizations of mortgage loans into mortgage-backed
            securities                                                                  $        18,444       $            -
                                                                                      ====================   ====================
         Securitizations of loans held for sale into mortgage-backed
            securities                                                                  $        23,981       $            392
                                                                                      ====================   ====================


The accompanying  notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) CB BANCSHARES, INC. AND SUBSIDIARIES


                                                                               Accu-
                                                                              mulated
                                                                              Other
                                                  Additional                  Compre-
                                      Common       Paid-In      Retained      hensive
                                      Stock        Capital      Earnings      Income       Total
                                      --------     --------     --------     --------     --------
                                                  (in thousands, except per share data)

Balance at December 31, 1998          $  3,552     $ 65,108     $ 62,784     $    928     $132,372
Comprehensive income:
  Net income                                 -            -        1,976            -        1,976
  Unrealized valuation adjustment            -            -            -         (159)        (159)
                                      --------     --------     --------     --------     --------
    Comprehensive income                     -            -        1,976         (159)       1,817
                                      --------     --------     --------     --------     --------
Cash dividends ($0.06 per share)             -            -         (213)           -         (213)
                                      --------     --------     --------     --------     --------
Balance at March 31, 1999             $  3,552     $ 65,108     $ 64,547     $    769     $133,976
                                      ========     ========     ========     ========     ========


Balance at December 31, 1997          $  3,551     $ 65,080     $ 55,233     $  1,201     $125,065
Comprehensive income:
  Net income                                 -            -        1,952            -        1,952
  Unrealized valuation adjustment            -            -            -          (47)         (47)
                                      --------     --------     --------     --------     --------
    Comprehensive income                     -            -        1,952          (47)       1,905
                                      --------     --------     --------     --------     --------
Cash dividends ($0.05 per share)             -            -         (178)           -         (178)
                                      --------     --------     --------     --------     --------
Balance at March 31, 1998             $  3,551     $ 65,080     $ 57,007     $  1,154     $126,792
                                      ========     ========     ========     ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A - Summary of Significant Accounting Policies

  CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries: City Bank and its wholly-owned subsidiaries (the "Bank"); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the "Association"); City Finance and Mortgage, Inc.; and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

  RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 1998 have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NOTE B - Segment Information

CB Bancshares, Inc. and Subsidiaries (the "Company") adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. The Company's business segments are organized around services, products provided and regulatory environments. The two operating segments are a bank and a savings institution. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

-----------------------------------------------------------------------------------------------------------------------------
                                                                             Parent Company
                                                 Bank         Association      and Other       Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Three months ended March 31, 1999


Interest income                                $   14,706      $   11,719      $        2      $       (2)     $   26,425
Interest expense                                    5,827           6,194               -              (2)         12,019
Income before income taxes                          2,184           1,493           1,814          (2,220)          3,271
Income tax expense (benefit)                          838             619            (162)              -           1,295
Total assets                                      780,649         633,168         135,025        (135,036)      1,413,806

-----------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1998

Interest income                                $   14,884      $   13,598      $        5      $        -      $   28,487
Interest expense                                    6,594           7,342               -               -          13,936
Income before income taxes                          1,897           1,785           1,892          (2,296)          3,278
Income tax expense (benefit)                          782             727            (183)              -           1,326
Total assets                                      805,492         660,455         128,272        (127,930)      1,466,289

-----------------------------------------------------------------------------------------------------------------------------

NOTE C - Earnings Per Share Calculation

                                                     Three months ended March 31,
                                                     ----------------------------
                                               1999                                 1998
                                ---------------------------------   ---------------------------------
                                              Shares       Per                     Shares       Per
                                 Income      (Denom-      Share       Income      (Denom-      Share
                               (Numerator)    inator)     Amount    (Numerator)    inator)     Amount
                                ---------    ---------    ------     ---------    ---------    ------
                                      (in thousands, except number of shares and per share data)
Basic:

    Net income                    $1,976     3,552,228     $0.56       $1,952     3,551,228     $0.55
Effect of dilutive
    securities -
        Stock incentive
            plan options               -             -         -             -       14,491         -
                                ---------    ---------    ------     ---------    ---------    ------
Diluted:
    Net income and
        assumed conversions       $1,976     3,552,228     $0.56       $1,952     3,565,719     $0.55
                                =========    =========    ======     =========    =========    ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements relating to future results of the Company (including certain projections and business trends) that are considered "forward-looking statements." Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's market, equity and bond market fluctuations, personal and corporate customers' financial performance, inflation, results of litigation, and unforeseen costs and risks relating to Year 2000 issues. Accordingly, historical performance as well as reasonably applied projections and assumptions may not be a reliable indicator of future earnings due to such risks and uncertainties.

As circumstances, conditions or events change that affect the Company's assumptions and projections on which any of the statements is based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

NET INCOME

Consolidated  net income for the quarter  ended March 31,  1999,  totaled  $1.98 million, an increase of $24,000 or 1.2% over the $1.95 million for the same quarter last year. Basic and diluted earnings per share for the first quarter of 1999 were $0.56 per share as compared to $0.55 per share for the same quarter in 1998.

The Company's annualized return on average total assets for the quarter ended March 31, 1999 was 0.57%, a slight increase over 0.54% for the same quarter last year. The Company's annualized return on average stockholders' equity decreased 5.3% to 5.93% for the quarter ended March 31, 1999, as compared to 6.26% for the same quarter last year.

NET INTEREST INCOME

Net interest income is the largest single component of the Company's earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a taxable equivalent basis, was $14.5 million for the first quarter of 1999, a decrease of $108,000, or 0.7%, from the same period in 1998. The decrease in net interest income was primarily due to a decrease in average earning assets of $54.0 million, or 3.9%, offset by a $48.7 million, or 4.1%, decrease in average interest-bearing deposits and liabilities.

For the first quarter of 1999, the Company's net interest margin was 4.46%, an increase of 14 basis points (1% equals 100 basis points) over the same period in 1998. The increase in the net interest margin was primarily attributable to a 48 basis point decrease in the cost of funds, partially offset by a 28 basis point decrease in the yield on average earning assets for the first three months of 1999 compared to the same period in 1998. The decrease in the yield on average earning assets and the rate paid on funding sources was primarily due to the declining interest rate environment experienced between March 31, 1998 and March 31, 1999. Specifically, the prime interest rate dropped 75 basis points from 8.50% at March 31, 1998 to 7.75% at March 31, 1999. Additionally, due to the persisting economic stagnation in Hawaii and the continued intense competition in the banking industry, there was minimal new loan growth in the past year. As most of the loans in the portfolio were originated during higher interest rate environments, the unfavorable change in the yield on the Company's loan portfolio was not as significant as the decrease in the prime rate and resulting decrease in the cost of funds. In an effort to compensate for the sluggish loan volume and to maintain or increase the net interest margin, the Company reduced its cost of funds by a greater amount than the decrease experienced in the yield of its interest-bearing assets.

Federal funds sold decreased $60.8 million, or 98.7%, between March 31, 1998 and March 31, 1999. The lack of growth in loan volume, due to the current competitive lending market, resulted in a lower requirement of liquid sources of cash to fund new loans. Thus, the Company shifted funds from more liquid, lower-yielding federal funds sold to higher-yielding investment securities at March 31, 1999.

A comparison of net interest income for the three months ended March 31, 1999 and 1998 is set forth below on a taxable equivalent basis:

                                              Three months ended March 31,
                                              ----------------------------
                                                1999                1998
                                          ----------------    ----------------
                                                      (in thousands)

Interest income                           $ 26,529            $ 28,555
Interest expense                            12,018              13,936
                                          --------            --------
Net interest income and margin on
    earning assets                          14,511   4.46%      14,619   4.32%
                                                     =====               =====
Taxable equivalent adjustment                  105                  68
                                          --------            --------
Net interest income                       $ 14,406            $ 14,551
                                          ========            ========

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 1999, December 31, 1998 and March 31, 1998 follows:



                                               March 31,  December 31, March 31,
                                                 1999         1998       1998
                                               --------    --------    --------
                                                     (dollars in thousands)
Nonperforming loans:
    Nonaccrual:
        Commercial                             $  1,185    $  1,291    $  1,095
        Real estate:
            Commercial                              933         933       3,491
            Residential                          11,966      10,232      21,357
                                               --------    --------    --------
                Total real estate loans          12,899      11,165      24,848

        Consumer                                    181          77         178
                                               --------    --------    --------
                Total nonaccrual loans           14,265      12,533      26,121
                                               --------    --------    --------
    Restructured:
        Real estate:
            Commercial                              -           -         1,284
            Residential                             570         571       3,494
                                               --------    --------    --------
                Total restructured loans            570         571       4,778
                                               --------    --------    --------
                Total nonperforming loans        14,835      13,104      30,899
Other real estate owned                           8,101       8,583       3,158
                                               --------    --------    --------
                Total nonperforming assets     $ 22,936    $ 21,687    $ 34,057
                                               ========    ========    ========

Past due loans:
    Commercial                                 $  2,020    $  2,433    $    446
    Residential real estate                       2,190       3,602       1,813
    Consumer                                        820         544         646
                                               --------    --------    --------
                Total past due loans (1)       $  5,030    $  6,579    $  2,905
                                               ========    ========    ========

Restructured:
    Real estate:
        Commercial                             $  1,284    $  1,284    $    -
        Residential                              11,167      11,108         308
                                               --------    --------    --------
                Total restructured loans (2)   $ 12,451    $ 12,392    $    308
                                               ========    ========    ========

Nonperforming assets to total loans
  and other real estate owned (end of period):
    Excluding 90 days past due accruing loans      2.37%       2.19%       3.31%
    Including 90 days past due accruing loans      2.89%       2.86%       3.59%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days past due accruing loans      1.62%       1.52%       2.32%
    Including 90 days past due accruing loans      1.98%       1.98%       2.52%


(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2) Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at March 31, 1999 totaled $14.8 million, a decrease of $16.1 million, or 52.0%, from March 31, 1998. The decrease was primarily due to the:
(1) sale of $12.9 million in delinquent loans, including $6.8 million of nonaccrual loans; (2) paydown of $2.4 million of certain commercial nonaccrual loans; and (3) transfer of approximately $3 million of residential real estate restructured loans to other real estate owned.

Other real estate owned increased $4.9 million, or 156.5%, to $8.1 million at March 31, 1999, from March 31, 1998. The increase in other real estate owned reflects the continued weakness in the Hawaii economy, and the related decline in real estate values and resulting foreclosures. Additionally, the Company has been more aggressive in its delinquent loan collection efforts, resulting in a higher level of foreclosures and related other real estate owned balances.

Restructured loans, still accruing interest, increased $12.1 million from March 31, 1998 to $12.5 million at March 31, 1999. The increase was primarily due to the restructuring of approximately $11 million in mortgage loans to a group of investors in a condominium project located on the island of Maui. Since restructuring, such loans have remained current and continue to accrue interest.

At March 31, 1999, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses is based upon management's judgment as to the adequacy of the allowance for credit losses (the "Allowance") to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans, net charge-off experience, changes in the composition of the loan portfolio by type and location of loans and in overall loan risk profile and quality, general economic factors and the fair value of collateral.

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

                                           Three Months Ended March 31,
                                           -----------------------------
                                              1999              1998
                                           -----------       -----------
                                              (dollars in thousands)

Loans outstanding (end of period)          $   958,617       $ 1,026,427
                                           ===========       ===========
Average loans outstanding                  $ 1,075,809       $ 1,079,098
                                           ===========       ===========
Balance at beginning of period             $    17,771       $    16,365
                                           -----------       -----------
Loans charged off:
  Commercial                                         -                 3
  Residential real estate                          604               524
  Consumer                                         127               155
                                           -----------       -----------
    Total loans charged off                        731               682
                                           -----------       -----------
Recoveries on loans charged off:
  Commerial                                          1                45
  Real estate:
    Commercial                                       1                 -
    Residential                                    102                 6
  Consumer                                          31               205
                                           -----------       -----------
    Total recoveries on loans
      previously charged off                       135               256
                                           -----------       -----------
    Net charge-offs                               (596)             (426)

Provision charged to expense                     1,175             1,300
                                           -----------       -----------
Balance at end of period                   $    18,350       $    17,239
                                           ===========       ===========
Net loans charged off to average loans            0.22%             0.16%
Net loans charged off to allowance
  for credit losses                              13.17%            10.02%
Allowance for credit losses to total
  loans (end of period)                           1.91%             1.68%
Allowance for credit losses to
  nonperforming loans (end of period):
    Excluding 90 days past due
      accruing loans                              1.24x             0.56x
    Including 90 days past due
      accruing loans                              0.92x             0.51x


(1)  Annualized

The provision for credit losses was $1.2 million for the first three months of 1999, a decrease of $125,000, or 9.6%, from the same period in 1998. The Allowance at March 31, 1999 was $18.4 million and represented 1.91% of total loans. The corresponding ratios at December 31, 1998 and March 31, 1998 were 1.81% and 1.68%, respectively.

Net charge-offs were $596,000 for the first three months of 1999, an increase of $170,000, or 39.9%, compared to the same period in 1998. The increase was primarily due to a decrease in consumer loan recoveries.

The Allowance increased to 1.24 times nonperforming loans (excluding 90 days past due accruing loans) at March 31, 1999 from .56 times at March 31, 1998 as a result of a 52.0% decrease in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 1999. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $2.7 million for the three months ended March 31, 1999, a $961,000, or 56.7%; increase over the $1.7 million for the comparable period in 1998.

Other service charges and fees increased $191,000, or 29.9%, for the first three months of 1999, over the same period in 1998. This increase was primarily due to $236,000 of gains recognized on the expiration of call options related to mortgage-backed securities.

Net gains on sales of loans increased $967,000 for the first three months of 1999 over the same period in 1998. The increase was primarily due to the recognition of mortgage service release premiums in connection with the sale of approximately $42 million of mortgage loans during the first quarter of 1999.

NONINTEREST EXPENSE

Noninterest expense totaled $12.6 million for the three months ended March 31, 1999, an increase of $948,000, or 8.1%, over the same period in 1998.

Total salaries and employee benefits expense increased $743,000, or 16.1%, for the first three months of 1999, compared to the same period in 1998. The increase was primarily due to a $556,000 increase in commissions paid to loan officers and brokers which resulted due to increased loan originations in the Company's mortgage banking business. Origination activity has increased due to the lower interest rate environment and declining real estate values. Such loans were securitized and sold, and thus, did not increase the Company's loan portfolio.

Occupancy expense decreased $120,000, or 5.5%, in the first quarter of 1999 compared to the same period in 1998. This decrease was the result of lower depreciation expense.

Equipment expense decreased $51,000, or 5.9%, for the first three months of 1999, as compared to the first quarter of 1998. This decrease was primarily due to reduced repairs and maintenance costs.

Other noninterest expense increased $376,000 for the first quarter of 1999, an increase of 9.3% over the same period in 1998. This increase was the result of higher legal and professional fees in connection with foreclosures and increased provisions in the valuation of certain other real estate owned property.

CAPITAL RESOURCES

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. The Association is subject to the minimum capital standards established by the Office of Thrift Supervision ("OTS") for all savings associations. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank, and the Association to maintain minimum amounts and ratios (set forth in the following table at March 31, 1999 and 1998) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.


                                                                                 To Be Well-
                                                                                 Capitalized
                                                                                 Under Prompt
                                                            For Capital        Corrective Action
                                          Actual         Adequacy Purposes        Provisions
                                   ------------------   ------------------   ------------------
                                     Amount     Ratio     Amount     Ratio     Amount     Ratio
                                   -----------  -----   -----------  -----   -----------  -----
                                                      (dollars in thousands)
As of March 31, 1999
--------------------

Tier 1 Capital to
  Risk-Weighted Assets:
    CB Bancshares, Inc.            $   124,384  13.40%  $    37,133   4.00%
    City Bank                           68,223  11.01        24,775   4.00   $    37,162   6.00%
    International Savings & Loan        55,768  18.78        11,875   4.00        17,813   6.00

Total Capital to
  Risk-Weighted Assets:
    CB Bancshares, Inc.            $   136,102  14.66%  $    74,266   8.00%
    City Bank                           76,013  12.27        49,549   8.00   $    61,937  10.00%
    International Savings & Loan        58,947  19.85        23,751   8.00        29,689  10.00

Tier 1 Capital to
  Average Assets:
    CB Bancshares, Inc.            $   124,384   8.81%  $    56,492   4.00%
    City Bank                           68,223   8.66        31,211   4.00   $    39,013   5.00%
    International Savings & Loan        55,768   8.91        25,025   4.00        31,281   5.00


As of March 31, 1998
--------------------

Tier 1 Capital to
  Risk-Weighted Assets:
    CB Bancshares, Inc.            $   116,269  12.89%  $    36,070   4.00%
    City Bank                           62,688  10.50        23,875   4.00   $    35,812   6.00%
    International Savings & Loan        52,509  15.32        13,709   4.00        20,564   6.00

Total Capital to
  Risk-Weighted Assets:
    CB Bancshares, Inc.            $   127,615  14.15%  $    72,140   8.00%
    City Bank                           70,177  11.76        47,750   8.00   $    59,687  10.00%
    International Savings & Loan        55,262  16.12        27,419   8.00        34,274  10.00

Tier 1 Capital to
  Average Assets:
    CB Bancshares, Inc.            $   116,269   7.39%  $    62,955   4.00%
    City Bank                           62,688   7.93        31,623   4.00   $    39,529   5.00%
    International Savings & Loan        52,509   8.04        25,715   4.00        32,643   5.00




YEAR 2000

Background

Because computers frequently use only two digits to recognize years (instead of four digits), many computer systems as well as equipment using embedded computer chips, may be unable to distinguish the year 2000. If not fixed, software, computer systems and computer-related equipment may create erroneous results or system failure in the year 2000 when the two-digit year becomes "00".

In 1997, the Company established a Year 2000 committee comprised of senior managers from each major operational unit. The Year 2000 committee has prepared a comprehensive program to address this problem and to ensure that the Company's computer systems will function properly in the twenty-first century.

The Company's Year 2000 effort was divided in phases for awareness, assessment, renovation, validation, and implementation.

Status of Year 2000 Program

The Company has already completed the awareness and assessment phase of its Year 2000 program and has already undertaken renovation and validation of its "critical" systems. "Critical" systems is defined as the hardware and software applications that are essential to the continuance of the main business activities of the Company. Initial validation testing of critical systems throughout the Company was substantially completed by the end of 1998.

The Company expects to successfully complete its Year 2000 program in a timely and effective manner.

External Factors

Although the Company's efforts may adequately address our internal Year 2000 concerns, there can be no assurance that unforeseen difficulties will not arise. Additionally, the Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from the Company, customers and vendors whose operational functionality is significant to the Company. The Company is also subject to credit risk to the extent borrowers fail to adequately address their Year 2000 issues.

As a result, the Company's Year 2000 program also includes the identification of third party service providers, customers and other external parties upon which the Company relies, or with whom it must interface its critical systems or applications. While the Company continues to discuss these matters with, obtain written certifications from and evaluate such external parties' Year 2000 compliance efforts, there is no assurance that the failure of these parties to resolve their Year 2000 issues will not have an adverse and/or material impact on the Company.

To address this external risk, contingency plans are also being developed to ensure that the Company is prepared to manage worst-case scenarios. Contingency plans include identifying triggering events for the plan, assessing "critical" system failures on core business processes, developing business resumption alternatives and testing the effectiveness and viability of these plans. The development and testing of these contingency plans are scheduled to be completed by June 1999.

Budget

The Company has expended, and will continue to expend, the resources necessary to address the Year 2000 issue in a timely manner. Through March 31, 1999, cumulative incremental expenditures of less than $100,000 have been incurred out of a total projected $500,000. The incremental expenditures exclude the cost incurred in 1998 of $2.5 million to convert to the FiServ Comprehensive Banking System as well as the cost of internal human resources expended for this effort. The incremental expenditures consist primarily of the acquisition and the implementation of new and enhanced systems and/or equipment, which will be capitalized and amortized over their respective useful lives. Expenses related to the Company's internal resources and direct Year 2000 remediation costs are being expensed as incurred. The remaining budget is expected to be expended throughout 1999, funded by operating cash flows. No assurance can be given, however, that all aspects of the Company's operations will be Year 2000 compliant or that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

The above Year 2000 discussion contains forward-looking statements. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to substantially complete the various phases of the remediation plan, are based on management's best current estimates. As a result, the Year 2000 discussion should be read considering the disclaimers on page 7 relating to such forward-looking statements.

RECENT REGULATORY DEVELOPMENTS

In 1996, the Company entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve Bank of San Francisco (the "FRB"). Under the terms of the MOU, the Company was required to receive the approval of the FRB prior to the payment of dividends, redemption of stock and incurrence of debt. This MOU was terminated by the FRB in April 1999.

In September 1997, the Bank also entered into an MOU with the Federal Deposit Insurance Corporation (the "FDIC"). This MOU was terminated by the FDIC in March 1999, based on the adoption of a resolution by the Bank's Board of Directors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 1998 Form 10-K. No significant changes have occurred during the three months ended March 31, 1999.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27         Financial data schedule

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CB BANCSHARES, INC.
                                                 (Registrant)



Date    May 13, 1999                       By      /s/ Dean K. Hirata
                                           Dean K. Hirata, Senior Vice
                                           President and Chief Financial
                                           Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX


 Exhibit
 Number                                      Description


     27                                     Financial data schedule