Form 10-Q
period 1999-06-30
CB BANCSHARES INC/HI
filed 1999-08-09
CIK 316312

3
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999


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

    Yes [X]                                                       No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1999 was:

            Class                                          Outstanding
 Common Stock, $1.00 Par Value                           3,474,228 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
                                                                      June 30,            December 31,           June 30,
                                                                        1999                  1998                 1998
                                                                  ------------------   --------------------  ------------------
                                                                                         (in thousands)
 Assets
 Cash and due from banks                                                   $ 38,311               $ 61,658           $  34,974
 Interest-bearing deposits in other banks                                    20,128                 20,000              20,000
 Federal funds sold                                                             475                 47,752               6,905
 Investment securities:
      Held-to-maturity                                                            -                      -              78,830
      Available-for-sale                                                    295,262                141,764             124,155
      Restricted investment securities                                       30,629                 29,481              28,409
 Loans held for sale                                                          9,135                 99,602              39,784
 Loans:
         Loans                                                            1,034,507                979,695           1,018,714
         Less allowance for credit losses                                    18,269                 17,771              17,742
                                                                  ------------------   --------------------  ------------------
 Net loans                                                                1,016,238                961,924           1,000,972
                                                                  ------------------   --------------------  ------------------
 Premises and equipment                                                      20,163                 20,916              20,208
 Other assets                                                                52,852                 45,341              42,886
                                                                  ==================   ====================  ==================
 Total assets                                                           $ 1,483,193             $1,428,438          $1,397,123
                                                                  ==================   ====================  ==================

 Liabilities and stockholders' equity
 Deposits:
      Noninterest-bearing                                                 $ 104,001              $ 119,649           $ 103,755
      Interest-bearing                                                      951,496                964,961             928,330
                                                                  ------------------   --------------------  ------------------
 Total deposits                                                           1,055,497              1,084,610           1,032,085
                                                                  ------------------   --------------------  ------------------
 Short-term borrowings                                                       58,296                 27,926              56,443
 Other liabilities                                                           20,067                 18,443              17,699
 Long-term debt                                                             220,277                165,087             162,316
                                                                  ------------------   --------------------  ------------------
 Total liabilities                                                        1,354,137              1,296,066           1,268,543
                                                                  ------------------   --------------------  ------------------

 Stockholders' equity:
      Preferred stock                                                             -                      -                   -
      Common stock                                                            3,552                  3,552               3,552
      Additional paid-in capital                                             65,108                 65,108              65,108
      Retained earnings                                                      66,502                 62,784              58,931
      Accumulated other comprehensive (loss)
           income,  net of tax                                               (3,517 )                  928                 989
     Treasury stock                                                          (2,589 )                    -                   -
                                                                  ------------------   --------------------  ------------------
 Total  stockholders' equity                                                129,056                132,372             128,580
                                                                  ------------------   --------------------  ------------------
 Total liabilities and stockholders' equity                              $1,483,193             $1,428,438          $1,397,123
                                                                  ==================   ====================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Quarter ended June 30,          Six months ended June 30,
(in thousands of dollars, except per share data)                     1999            1998            1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Interest income:

   Interest and fees on loans                                  $     21,661          $ 23,771    $   44,342            $ 47,123
   Interest and dividends on investment securities:
     Taxable interest income                                          3,949             3,560         6,336               7,215
     Nontaxable interest income                                         237                93           431                 181
     Dividends                                                          553               539         1,148               1,062
   Other interest income                                                410               649           978               1,518
------------------------------------------------------------------------------------------------------------------------------------

       Total interest income                                         26,810            28,612        53,235              57,099
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                           8,933            10,047        18,226              19,765
   Short-term borrowings                                                146                30           892               2,204
   Long-term debt                                                     2,930             3,717         4,909               5,761
------------------------------------------------------------------------------------------------------------------------------------

       Total interest expense                                        12,009            13,794        24,027              27,730
------------------------------------------------------------------------------------------------------------------------------------

       Net interest income                                           14,801            14,818        29,208              29,369
Provision for credit losses                                           1,090             1,525         2,265               2,825
------------------------------------------------------------------------------------------------------------------------------------

       Net interest income after provision for credit losses         13,711            13,293        26,943              26,544
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service charges on deposit accounts                                  530               427           926                 884
   Other service charges and fees                                       678               600         1,507               1,238
   Net realized losses on sales of securities                          (153)                -          (104)                  -
   Net gains on sales of loans                                          966               714         2,054                 835
   Other                                                                284               480           579                 959
------------------------------------------------------------------------------------------------------------------------------------

       Total noninterest income                                       2,305             2,221         4,962               3,916
------------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                     5,123             5,246         10,467              9,847
   Net occupancy expense                                              2,019             2,444          4,067              4,612
   Equipment expense                                                    825             1,037          1,640              1,903
   Other                                                              4,493             3,293          8,904              7,326
------------------------------------------------------------------------------------------------------------------------------------

       Total noninterest expense                                     12,460            12,020         25,078             23,688
------------------------------------------------------------------------------------------------------------------------------------

       Income before income taxes                                     3,556             3,494          6,827              6,772
Income tax expense                                                    1,357             1,357          2,652              2,683
------------------------------------------------------------------------------------------------------------------------------------

       Net income                                              $      2,199          $  2,137   $      4,175           $  4,089
====================================================================================================================================

Per share data:
   Basic                                                       $       0.62          $   0.61   $       1.18           $   1.16
   Diluted                                                     $       0.62          $   0.60   $       1.18           $   1.15
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   CB BANCSHARES, INC. AND SUBSIDIARIES
                                                                                                   Six months ended June 30,
                                                                                                  1999                   1998
                                                                                                        (in thousands)

    Cash and due from banks at beginning of period                                      $        61,658        $        45,150
                                                                                      --------------------   --------------------
    Cash flows from operating activities:
        Net income                                                                                4,175                  4,089

        Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
            Provision for credit losses                                                           2,265                  2,825
            Gain on disposition of premises and equipment                                             -                    109
            Depreciation and amortization                                                         1,258                  1,159
            Increase in interest receivable                                                      (2,873)                   (82)
            Decrease in interest payable                                                           (785)                  (246)
            Increase in restricted investment securities                                         (1,148)                (1,061)
            Net decrease (increase) in loans held for sale                                       36,391                (38,996)
            Increase in other assets                                                             (5,277)                  (132)
            Increase (decrease) in other liabilities                                              2,409                 (2,210)
            Other                                                                                  (576)                   775
                                                                                     --------------------    --------------------
    Net cash provided by (used in) operating activities                                          35,839                (33,770)
                                                                                     --------------------    --------------------
    Cash flows from investing activities:
        Net decrease (increase) in interest-bearing deposits in other banks                        (128)                10,000
        Net decrease (increase) in federal funds sold                                            47,277                 (2,200)
        Proceeds from maturities of held-to-maturity securities                                       -                  9,556
        Purchase of available-for-sale securities                                              (140,836)               (11,859)
        Proceeds from sales of available-for-sale securities                                     20,977                 17,442
        Proceeds from maturities of available-for-sale securities                                15,363                 15,773
        Net decrease (increase) in loans                                                        (59,326)                24,853
        Proceeds from sales of premises and equipment                                                 -                    533
        Capital expenditures                                                                       (505)                (2,697)
        Proceeds from sales of foreclosed assets                                                  4,619                  1,576
                                                                                      --------------------   --------------------
    Net cash provided by (used in) investing activities                                        (112,559)                62,977
                                                                                      --------------------   --------------------
    Cash flows from financing activities:
        Net increase (decrease) in deposits                                                     (29,113)               23,357
        Net increase (decrease) in short-term borrowings                                         30,370               (80,769)
        Proceeds from long-term debt                                                             97,840                77,057
        Principal payments on long-term debt                                                    (42,678)              (58,666)
        Stock options exercised                                                                       -                    29
        Cash dividends paid                                                                        (457)                 (391)
         Purchase of treasury stock, net                                                         (2,589)                    -
                                                                                      --------------------   --------------------
    Net cash provided by (used in) financing activities                                           53,373              (39,383)
                                                                                      --------------------   --------------------
    Cash and due from banks at end of period                                             $        38,311     $         34,974
                                                                                      ====================   ====================

   Supplemental schedule of non-cash investing activities:
         Securitizations of loans into mortgage-backed
            securities                                                                   $        54,897     $         25,505
                                                                                      ====================   ====================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

                                                                                              Accu-
                                                                                              mulated
                                                                                              Other
                                                             Additional                       Compre
                                              Common         Paid-In        Retained          hensive        Treasury
                                              Stock          Capital        Earnings          Income         Stock          Total
                                              --------------------------------------------------------------------------------------
                                                                              (in thousands, except per share data)


    Balance at December 31, 1998               $ 3,552       $ 65,108     $  62,784       $    928       $        -     $  132,372
    Comprehensive income:
      Net income                                     -              -         4,175              -                -          4,175
      Unrealized valuation adjustment                -              -             -         (4,445)               -         (4,445)
                                              ------------ -------------- --------------- -------------- --------------- -----------
       Comprehensive income                          -              -         4,175         (4,445)               -           (270)
    Cash dividends ($0.13 per share)                 -              -          (457)             -                -           (457)
    Treasury Stock                                   -              -             -              -           (2,589)        (2,589)
                                              ============ ============== =============== ============== =============== ===========
    Balance at June 30, 1999                   $ 3,552       $ 65,108     $  66,502       $ (3,517)      $   (2,589)    $  129,056
                                              ============ ============== =============== ============== =============== ===========

    Balance at December 31, 1997               $ 3,551       $ 65,080     $  55,233       $  1,201       $        -     $  125,065
    Comprehensive income:
      Net income                                     -              -         4,089              -                -          4,089
      Unrealized valuation adjustment                -              -             -           (212)               -           (212)
                                              ------------ -------------- --------------- -------------- --------------- -----------
       Comprehensive income                          -              -         4,089           (212)               -          3,877
                                              ------------ -------------- --------------- -------------- --------------- -----------
    Options exercised                                1             28             -              -                -             29
    Cash dividends ($0.11 per share)                 -              -          (391)             -                -           (391)
                                              ============ ============== =============== ============== =============== ===========
    Balance at June 30, 1998                   $ 3,552       $ 65,108     $  58,931        $   989       $        -      $ 128,580
                                              ============ ============== =============== ============== =============== ===========


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

---------------------------------------------------------------------------------------------------------------------------------
                                                                             Parent Company
                                               Bank          Association        and Other        Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Six months ended June 30, 1999

Interest income                                   $29,677         $ 23,558     $         5       $         (5)          $ 53,235
Interest expense                                   11,739           12,293               -                 (5)            24,027
Income before income taxes                          5,114            2,732           3,738             (4,757)             6,827
Income tax expense (benefit)                        1,951            1,138            (437)                 -              2,652
Total assets                                      825,615          657,616         129,749           (129,787)         1,483,193

---------------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 1998

Interest income                                   $29,899         $ 27,208     $        15       $        (23)          $ 57,099
Interest expense                                   13,056           14,689               8                (23)            27,730
Income before income taxes                          3,932            3,827           3,676             (4,663)             6,772
Income tax expense (benefit)                        1,458            1,638            (413)                 -              2,683
Total assets                                      740,583          656,284         129,632           (129,376)         1,397,123

---------------------------------------------------------------------------------------------------------------------------------


NOTE C - Earnings Per Share Calculation
                                                                         Quarter ended June 30,
                                                           1999                                         1998
                                    -----------------------------------------------------------------------------------------

                                                          Shares          Per                          Shares      Per
                                         Income           (Denom-        Share         Income          (Denom-     Share
                                       (Numerator)        inator)       Amount      (Numerator)        inator)      Amount
                                    -----------------------------------------------------------------------------------------
                                               (in thousands, except number of shares and per share data)
Basic:
    Net income                                $2,199       3,535,821       $0.62           $2,137       3,551,865      $0.61
Effect of dilutive
    securities -
       Stock incentive
          plan options                             -             140           -                -          15,250          -
                                    ----------------- --------------- ----------- ---------------- --------------- ----------
Diluted:
    Net income and
       assumed conversions                    $2,199       3,535,961       $0.62           $2,137       3,567,115      $0.60
                                    ================= =============== =========== ================ =============== ==========

                                                                      Six months ended June 30,
                                                           1999                                         1998
                                    -----------------------------------------------------------------------------------------

                                                          Shares          Per                          Shares      Per
                                         Income           (Denom-        Share         Income          (Denom-     Share
                                       (Numerator)        inator)       Amount      (Numerator)        inator)      Amount
                                    -----------------------------------------------------------------------------------------
                                               (in thousands, except number of shares and per share data)
Basic:
    Net income                                $4,175       3,543,979       $1.18           $4,089       3,551,548      $1.16
Effect of dilutive
    securities -
       Stock incentive
          plan options                             -             140           -                -          15,250          -
                                    ----------------- --------------- ----------- ---------------- --------------- ----------
Diluted:
    Net income and
       assumed conversions                    $4,175       3,544,119       $1.18           $4,089       3,566,798      $1.15
                                    ================= =============== =========== ================ =============== ==========


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

As circumstances, conditions or events change that affect the Company's assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

NET INCOME

Consolidated net income for the quarter ended June 30, 1999, totaled $2.20 million, an increase of $62,000, or 2.9%, over the $2.14 million for the same quarter last year. Consolidated net income for the six months ended June 30, 1999, totaled $4.18 million, an increase of $86,000, or 2.1%, over the $4.09 million for the same period last year. Basic and diluted earnings per share for the second quarter of 1999 were $0.62 as compared to $0.61 and $0.60, respectively, for the second quarter in 1998. For the six months ended June 30, 1999, basic and diluted earnings were $1.18 per share as compared to $1.16 and $1.15, respectively, for the same period last year. The modest increase in consolidated net income for the second quarter and first six months of 1999, over the corresponding periods in 1998, was primarily due to a decrease in the provision for credit losses (reflecting the reduction in nonperforming loans), and an increase in net gains on sales of loans. This increase was partially offset by an increase in costs related to certain nonperforming assets.

The Company's annualized return on average total assets for the six months ended June 30, 1999 was 0.59% as compared to 0.57% for the same period last year. The Company's annualized return on average stockholders' equity was 6.39% for the six months ended June 30, 1999, as compared to 6.46% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $29.5 million for the first six months of 1999, a decrease of $211,000, or 0.7%, from the same period in 1998. The decrease in net interest income was primarily due to a decrease in average earning assets of $60.3 million, or 4.3%, partially offset by a $36.3 million, or 3.0%, decrease in average interest-bearing liabilities. For the six months ended June 30, 1999, the Company's net interest margin was 4.47%, an increase of 20 basis points (1% equals 100 basis points) over the same period in 1998. The increase in the net interest margin was primarily attributable to a 53 basis point decrease in the cost of funds, partially offset by a 28 basis point decrease in the yield on average earning assets for the first six months of 1999 compared to the same period in 1998. The decrease in the yield on average earning assets and the rate paid on funding sources was primarily due to the declining interest rate environment experienced between June 30, 1998 and June 30, 1999. Specifically, the prime interest rate dropped 75 basis points from 8.50% at June 30, 1998 to 7.75% at June 30, 1999. As most of the loans in the portfolio were originated during higher interest rate environments, the unfavorable change in the yield on the Company's loan portfolio was not as significant as the decrease in the prime rate and resulting decrease in the cost of funds. In an effort to maintain or increase the net interest margin, the Company reduced its cost of funds by a greater amount than the decrease experienced in the yield of its interest-bearing assets.

For the second quarter of 1999, net interest income, on a taxable equivalent basis, was $15.0 million, a decrease of $102,000, or 0.7%, over the same period in 1998. The decrease in net interest income for the second quarter of 1999 over the same period in 1998 was primarily due to a $66.7 million, or 4.7%, decrease in average earning assets, partially offset by a $24.0 million, or 2.0%, decrease in average interest-bearing liabilities. Net interest margin for the second quarter of 1999 was 4.47%, an increase of 18 basis points over the same period in 1998. The increase in net interest margin for the second quarter of 1999 was primarily attributable to a 47 basis point reduction in the cost of funds, partially offset by a 16 basis point reduction in the yield on average earning assets.

A comparison of net interest income for the quarter and six months ended June 30, 1999 and 1998 is set forth below on a taxable equivalent basis:

                                          Quarter ended June 30,                           Six months ended June 30,
                                      1999                     1998                      1999                     1998
                                                                   (dollars in thousands)
Interest income                     $27,004                  $28,891                 $ 53,532                  $ 57,446
Interest expense                     12,009                   13,794                   24,027                    27,730
                            ----------------         ----------------          ---------------          ----------------
Net interest income
  and margin on
  earning assets                     14,995    4.47%          15,097     4.29%         29,505   4.47%            29,716   4.27%
Taxable equivalent                             =====                     =====                  =====                     =====
adjustment                              194                      279                      297                       347
                            ----------------         ----------------          ---------------          ----------------
Net interest income                 $14,801                  $14,818                 $ 29,208                  $ 29,369
                            ================         ================          ===============          ================

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 1999, December 31, 1998 and June 30, 1998 follows:

                                                                 June 30,           December 31,          June 30,
                                                                   1999                 1998                1998
                                                            -------------------  -------------------  -----------------
                                                                              (dollars in thousands)
Nonperforming assets:
   Nonaccrual loans:
     Commercial                                                        $   522              $ 1,291            $   388
     Real estate:
       Commercial                                                          793                  933              1,512
       Residential                                                      10,511               10,803             21,741
                                                            -------------------  -------------------  -----------------
         Total real estate loans                                        11,304               11,736             23,253
     Consumer                                                              106                   77                229
                                                            -------------------  -------------------  -----------------
         Total nonaccrual loans                                         11,932               13,104             23,870
   Other real estate owned                                               8,370                8,583              6,073
                                                            -------------------  -------------------  -----------------
         Total nonperforming assets                                   $ 20,302             $ 21,687           $ 29,943
                                                            ===================  ===================  =================
Past due loans:
     Commercial                                                       $  1,715              $ 2,433            $   527
     Real estate                                                         1,959                3,602              1,882
     Consumer                                                              762                  544                620
                                                            -------------------  -------------------  -----------------
         Total past due loans (1)                                     $  4,436              $ 6,579           $  3,029
                                                            ===================  ===================  =================
Restructured:
     Real estate:
       Commercial                                                     $  1,255              $ 1,284           $  1,284
       Residential                                                      11,489               11,108                636
                                                            -------------------  -------------------  -----------------
         Total restructured loans (2)                                 $ 12,744             $ 12,392           $  1,920
                                                            ===================  ===================  =================

Nonperforming assets to total loans
   and other real estate owned (end of period):
     Excluding 90 days past due accruing loans                           1.95%                2.19%              2.92%
     Including 90 days past due accruing loans                           2.37%                2.86%              3.22%

Nonperforming assets to total assets
   (end of period):
     Excluding 90 days past due accruing loans                           1.37%                1.52%              2.14%
     Including 90 days past due accruing loans                           1.67%                1.98%              2.36%

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.
(2) Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at June 30, 1999 totaled $11.9 million, a decrease of $11.9 million, or 50.0%, from June 30, 1998. The decrease was primarily due to the sale of $6.8 million of nonaccrual loans and the transfer of approximately $3 million of residential real estate restructured loans to other real estate owned.

Other real estate owned increased $2.3 million, or 37.8%, from June 30, 1998 to $8.4 million at June 30, 1999. The increase in other real estate owned reflects the continued weakness in the Hawaii economy, and the related decline in real estate values and increase in foreclosures. Additionally, the Company has been more aggressive in its delinquent loan collection efforts, resulting in a higher level of foreclosures and related other real estate owned balances.

Restructured loans, still accruing interest, increased $10.8 million from June 30, 1998 to $12.7 million at June 30, 1999. The increase was primarily due to the restructuring of approximately $11 million in mortgage loans to a group of investors in a condominium project located on the island of Maui. Since restructuring, such loans have remained current and continue to accrue interest.

At June 30, 1999, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses is based upon management's judgment as to the adequacy of the allowance for credit losses (the "Allowance") to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans, net charge-off experience, changes in the composition of the loan portfolio by type and geographic location of loans and in overall loan risk profile and quality, general economic factors and the fair value of collateral.

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

                                                                            Six months ended June 30,
                                                                  ----------------------------------------------
                                                                          1999                      1998
                                                                  ---------------------    ---------------------
                                                                             (dollars in thousands)

      Loans outstanding (end of period)                            $     1,034,507          $       1,018,714
                                                                  =====================    =====================
      Average loans outstanding                                    $     1,051,007          $       1,076,057
                                                                  =====================    =====================
      Balance at beginning of period                               $        17,771          $          16,365
                                                                  ---------------------    ---------------------
      Loans charged off:
         Commercial                                                            260                        351
         Residential real estate                                             1,550                      1,454
         Consumer                                                              283                        318
                                                                  ---------------------    ---------------------
            Total loans charged off                                          2,093                      2,123
                                                                  ---------------------    ---------------------
      Recoveries on loans charged off:
         Commercial                                                             46                         49
         Real estate:
            Commercial                                                          62                          -
            Residential                                                        126                        284
         Consumer                                                               92                        342
                                                                  ---------------------    ---------------------
            Total recoveries on loans
               previously charged off                                          326                        675
                                                                  ---------------------    ---------------------
            Net charge-offs                                                 (1,767)                    (1,448)
      Provision charged to expense                                           2,265                      2,825
                                                                  ---------------------    ---------------------
      Balance at end of period                                     $        18,269          $          17,742
                                                                  =====================    =====================

      Net loans charged off to average loans                                   .34% (1)                  .27% (1)
      Net loans charged off to allowance
         for credit losses                                                   19.50% (1)                16.46% (1)
      Allowance for credit losses to total
         loans (end of period)                                                1.77%                     1.74%
      Allowance for credit losses to nonperforming
         loans (end of period):
            Excluding 90 days past due
               accruing loans                                                 1.53x                      .74x
            Including 90 days past due
               accruing loans                                                 1.12x                      .66x

      (1)   Annualized.


The provision for credit losses was $1.1 million for the second quarter of 1999, a decrease of $435,000, or 28.5% compared to the same quarter last year. For the first six months of 1999, the provision for credit losses was $2.3 million, a decrease of $560,000, or 19.8%, from the same period in 1998. The decrease in the provision for credit losses for the second quarter and first six months of 1999 reflect the reduction in nonperforming loans for the corresponding periods
- see section on "Nonperforming Loans."

The Allowance at June 30, 1999 was $18.3 million and represented 1.77% of total loans. The corresponding ratios at December 31, 1998 and June 30, 1998 were 1.81% and 1.74%, respectively.

Net charge-offs were $1.8 million for the first six months of 1999, an increase of $319,000, or 22.0%, compared to the same period in 1998. The increase was primarily due to a decrease in consumer loan recoveries.

The Allowance increased to 1.53 times nonperforming loans (excluding 90 days past due accruing loans) at June 30, 1999 from 0.74 times at June 30, 1998 as a result of the corresponding 50.0% decrease in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at June 30, 1999. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $2.3 million for the second quarter of 1999, an increase of $84,000, or 3.8%, over the second quarter of 1998. For the six months ended June 30, 1999, noninterest income was $5.0 million, a $1.0 million, or 26.7%, increase over the $3.9 million for the same period in 1998.

Net gains on sales of loans increased $252,000, or 35.3%, and $1,219,000, or 146.0%, for the second quarter and first six months of 1999, respectively, over the same periods in 1998. The increase for the first six months of 1999 was primarily due to the recognition of mortgage servicing release premiums in connection with the sale of mortgage loans.

NONINTEREST EXPENSE

Noninterest expense totaled $12.5 million and $25.1 million for the second quarter and six months ended June 30, 1999, respectively, an increase of $440,000, or 3.7%, and $1,390,000, or 5.9%, respectively, over the same periods in 1998.

Total salaries and employee benefits expense decreased $123,000, or 2.3%, for the second quarter of 1999 compared to the same quarter last year. For the first six months of 1999, salaries and employee benefits increased $620,000, or 6.3%, compared to the same period in 1998. The increase for the first six months of 1999 was primarily due to higher commissions paid to loan officers and brokers due to increased loan originations in the Company's mortgage banking business. Origination activity has increased due to the lower interest rate environment and declining real estate values.

Occupancy expense decreased $425,000, or 17.4%, and $545,000, or 11.8%, in the second quarter and first six months of 1999, respectively, compared to the same periods in 1998. This decrease was primarily attributable to a reduction in occupancy costs of the Association.

Equipment expense decreased $212,000, or 20.4%, and $263,000, or 13.8%, for the second quarter and first six months of 1999, respectively, as compared to the same periods in 1998. The decrease was primarily due to reduced repairs and maintenance costs.

Other noninterest expense increased $1,200,000, or 36.4%, and $1,578,000, or 21.5%, for the second quarter and first six months of 1999, respectively, over the same periods in 1998. The increase was the result of: (1) higher legal and professional fees in connection with certain nonperforming assets; and (2) increased provisions in the valuation of certain other real estate owned property.

CAPITAL RESOURCES

In May 1999, the Company announced plans to repurchase up to 10% of common stock outstanding over a one-year period. As of June 30, 1999, the Company repurchased 78,000 shares of common stock at an aggregate cost of $2.59 million.

At June 30, 1999, the Company had an unrealized valuation loss of $3.5 million on available-for-sale securities. Securities available-for-sale are reported at fair value with unrealized gains or losses, net of tax, included as other comprehensive income in stockholders' equity. For the six months ended June 30, 1999, an unrealized valuation adjustment of $4.4 million was recorded, reflecting the decline on fair value of securities available-for-sale. The reduction in fair values of securities available-for-sale, was primarily attributable to the increase in interest rates in the second quarter of 1999.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. The Association is subject to the minimum capital standards established by the Office of Thrift Supervision (the "OTS") for all savings associations. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank, and the Association to maintain minimum amounts and ratios (set forth in the following table at June 30, 1999 and 1998) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.



                                                                                                          To Be Well-
                                                                                                          Capitalized
                                                                                                         Under Prompt
                                                                            For Capital                Corrective Action
                                                   Actual                Adequacy Purposes                Provisions
                                          --------------------------------------------------------------------------------------
                                              Amount       Ratio         Amount        Ratio           Amount      Ratio
--------------------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
As of June 30, 1999

Tier 1 Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 123,960     12.74 %        $ 38,922       4.00 %            N/A
    Bank                                          69,039     10.55            26,174       4.00          $39,261       6.00 %
    Association                                   53,257     16.46            12,941       4.00           19,411       6.00

Total Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 136,230     14.00 %        $ 77,845       8.00 %            N/A
    Bank                                          77,264     11.81            52,348       8.00          $65,435      10.00 %
    Association                                   56,357     17.42            25,882       8.00           32,352      10.00

Tier 1 Capital to
    Average Assets:
    Consolidated                               $ 123,960      8.68 %        $ 57,148       4.00 %            N/A
    Bank                                          69,039      8.62            32,042       4.00          $40,053       5.00 %
    Association                                   53,257      8.27            25,762       4.00           32,202       5.00

As of June 30, 1998

Tier 1 Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 118,456     13.54 %        $ 34,998       4.00 %            N/A
    Bank                                          63,871     11.05            23,121       4.00          $34,682       6.00 %
    Association                                   53,925     16.20            13,315       4.00           19,972       6.00

Total Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 129,471     14.80 %        $ 69,995       8.00 %            N/A
    Bank                                          71,132     12.31            46,242       8.00          $57,803      10.00 %
    Association                                   56,992     17.12            26,629       8.00           33,287      10.00

Tier 1 Capital to
    Average Assets:
    Consolidated                               $ 118,456      7.68 %        $ 62,095       4.00 %            N/A
    Bank                                          63,871      8.34            30,644       4.00          $38,305       5.00 %
    Association                                   53,925      8.20            26,311       4.00           32,888       5.00

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

To address this external risk, business resumption contingency plans were developed to ensure that the Company is prepared to manage worst-case scenarios. Contingency plans include identifying triggering events for the plan, assessing "critical" system failures on core business processes, developing business resumption alternatives and testing the effectiveness and viability of these plans. As of June 30, 1999, the Company's business resumption contingency plans have been completed and validated.

Budget

The Company has expended, and will continue to expend, the resources necessary to address the Year 2000 issue in a timely manner. Through June 30, 1999, cumulative incremental expenditures of $100,000 have been incurred out of a total projected $500,000. The incremental expenditures exclude the cost incurred in 1998 of $2.5 million to convert to the FiServ Comprehensive Banking System as well as the cost of internal human resources expended for this effort. The incremental expenditures consist primarily of the acquisition and the implementation of new and enhanced systems and/or equipment, which will be capitalized and amortized over their respective useful lives. Expenses related to the Company's internal resources and direct Year 2000 remediation costs are being expensed as incurred. The remaining budget is expected to be expended throughout 1999, funded by operating cash flows. No assurance can be given, however, that all aspects of the Company's operations will be Year 2000 compliant or that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

The above Year 2000 discussion contains forward-looking statements. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to substantially complete the various phases of the remediation plan, are based on management's best current estimates. As a result, the Year 2000 discussion should be read considering the disclaimers on pages 7 and 8 relating to such forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 1998 Form 10-K. No significant changes have occurred during the six months ended June 30, 1999.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 29, 1999, the stockholders voted on the following matters:

(a) Election of four directors for a term of three years expiring in 2002, or until their successors are elected:

                                 Name                      Shares Voted For              Shares Withheld

                    Colbert M. Matsumoto                       2,822,133                     140,157
                    Caryn S. Morita                            2,617,053                     345,237
                    Yoshiki Takada                             2,810,383                     151,907
                    Lionel Y. Tokioka                          2,818,045                     144,245

(b) Approval of the CB Bancshares, Inc. Directors Stock Option Plan; For - 2,495,663, Against - 315,901, Abstain - 91,234, Broker Non-Vote - 59,492.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 10         Material contracts

         Exhibit 10.1 Service Agreement effective April 30, 1999 between CB Bancshares, Inc., and James H. Kamo

         Exhibit 10.2 Service Agreement effective April 30, 1999 between City Bank, and James H. Kamo

         Exhibit 10.3 Service Agreement effective April 30, 1999 between International Savings and Loan Association, Limited, and James H. Kamo

         Exhibit 10.4 Consulting Agreement effective June 1, 1999 between CB Bancshares, Inc. and Lionel Y. Tokioka

         Exhibit 27         Financial data schedule

         (b) Reports on Form 8-K

             Form 8-K, dated April 8, 1999, in which CB Bancshares, Inc. announced a new Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CB BANCSHARES, INC.
                                      (Registrant)



Date    August 6, 1999              By   /s/ Dean K. Hirata
        -----------------                -----------------------------
                                         Dean K. Hirata
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)

                                  EXHIBIT INDEX


 Exhibit
 Number                                      Description


10       Material contracts

10.1 Service Agreement effective April 30, 1999 between CB Bancshares, Inc., and James H. Kamo

10.2 Service Agreement effective April 30, 1999 between City Bank, and James H. Kamo

10.3 Service Agreement effective April 30, 1999 between International Savings and Loan Association, Limited, and James H. Kamo

10.4 Consulting Agreement effective June 1, 1999 between CB Bancshares, Inc. and Lionel Y. Tokioka

27       Financial data schedule

Exhibit 10.1

                                SERVICE AGREEMENT


This Agreement is effective this 30th day of April, 1999, and is entered into by and between CB Bancshares, Inc., a Hawaii Corporation (Company) and James H. Kamo (Kamo) a resident of Honolulu, Hawaii.

Relationship to Company

1.01 The parties expressly agree hereto that Kamo is not an employee of the Company for any purpose whatsoever.

1.02 Company shall request and/or direct Kamo to furnish certain services and advice; however, Company will not exercise any dominion or control over the specific manner in which Kamo performs his services so long as the overall performance by Kamo of his services hereunder are satisfactory and in full conformity with the requirements of this Agreement, as well as the Articles and bylaws of Company, and applicable law.

2. Term of Agreement

2.0l The term of this Agreement shall commence on the effective date and shall continue until the earlier of: (1) the date Kamo no longer desires to serve as Corporate Secretary on the Board of Directors (Board) (2) the Board determines that Kamo is no longer able to function in the capacity of Corporate Secretary, or (3) the expiration of three years from the effective date of the Agreement.

3. Duties

3.01 During the term of this Agreement, Kamo shall act as Corporate Secretary and render services as follows:

(a) attend and keep the minutes of all meetings of stockholders and, when requested, shall attend and keep the minutes of the Board of Directors, in books provided for that purpose;

(b) have charge and custody of the records for the issue and transfer of shares of capital stock;

(c) attend to the giving of all notices as provided in these by-laws, the Articles of Incorporation, or law;

(d) have custody of the seal and affix the same as required;  and

(e) have such other powers and duties as may be incidental to the office of secretary or elsewhere given to him in the by-laws, the Articles of Incorporation or law and as may be assigned to him from time to time by the Board of Directors.

4. Fee for Services

4.01 Company will pay Kamo the following fee for the services provided hereunder: Two thousand six hundred sixty-six and 67/l00 dollars ($2666.67) a month. Such fee will be payable on the first day of each month during the term of this Agreement

4.02 Company shall provide necessary secretarial services for Kamo.

4.03 Kamo shall be responsible for office space, automobile expenses, parking charges, and facilities necessary for services to be performed.

5. Responsibility for Acts

5.01 Kamo agrees to accept full and exclusive responsibility for his acts and to indemnify and hold Company harmless from, and reimburse it for, any liabilities, claims, demands, costs and expenses incident to any claim, loss, damage or injury of any kind, including attorney's fees and court costs incurred in connection with any legal claim of any kind, to any person or property because of or due to any act or conduct of Kamo, which is illegal, in breach of this Agreement, or in violation of the Company's Articles, Bylaws, or applicable law.

6. Liability for Taxes and other Statutory Requirements

6.01 Kamo agrees that all state and federal withholding taxes, social security taxes, general excise tax, self-employment taxes, and any and all other taxes, fees, assessments or contributions, relating to payments received shall be the sole responsibility of Kamo.

7. Evidence of Compliance

7.01 Kamo agrees to observe and comply with policies, rules and regulations of Company in the performance of his duties.

7.02 Kamo agrees that he shall, upon request, and at such times and in and in such frequency as Company may desire, provide Company with evidence to establish that Kamo has complied fully with his contractual obligations as set forth in this Agreement, including, in particular, the obligation to obtain proper insurance coverage and the obligation to timely pay all taxes and other statutory assessments and requirements as may be legally required.

8. Confidential Information

8.01 Duties outlined in this Agreement involve confidential information and very sensitive issues. Kamo agrees that the knowledge and information described below in subparagraphs 8.01 (a) and (b) shall for all time and for all purposes be regarded by Kamo as strictly confidential and hold by Kamo in confidence, and solely for Company's benefit and use, and shall neither be used by Kamo nor directly or indirectly disclosed by Kamo to any person except to Company or to others with Company's prior permission.

(a) All information that Kamo may receive from Company, or by virtue of performance of services under and pursuant to this Agreement, or other information that belong to Company or to those with whom Company has contracted regarding such information; and

(b) All information provided by Kamo to Company in oral or written reports of work done, together with any other information acquired by or as a result of the work performed by Kamo for Company and during the term of this Agreement, unless such information his become common knowledge or is already in the public domain.

(c) The obligations and promises contained in this paragraph 8.01 and its subparagraphs shall be binding on Kamo during the term of this Agreement and shall also survive the termination of this Agreement.

8.02 Upon the termination of this Agreement, Kamo shall not be entitled to the records and files of Company, unless Company, in its sole discretion, grants such permission in writing.

9. Conflict of Interest

9.01 During the term of this Agreement Kamo shall not, directly or indirectly, without the prior written consent of Company engage in any activity that is competitive with or adverse to Company's business interest.

9.02 Kamo may, however, passively invest his assets in other noncompetitive business enterprises.

10. Arbitration

10.1 Company and Kamo hereby consent in advance, that, at the election of either party, any dispute arising out of or connected with this Agreement, or any alleged breach hereof, including any dispute as to any amount owned under this Agreement, shall be settled by arbitration in accordance with the rules then prevailing of the American Arbitration Association for Commercial Disputes. The results of any arbitration shall be final and binding upon the parties and judgement thereon may be entered in any court of competent jurisdiction.

10.02 In arbitrations under this Agreement, each party shall bear its respective costs, fees and expenses of presenting its own case, and half of the arbitrator's fees and administration expenses, unless otherwise ordered by the arbitrator.

11. Miscellaneous Provisions

11.01 Entire Agreement. This Agreement embodies the entire agreement of the parties and supersedes any other agreements or understandings with respect hereto that may ever have existed between the parties.

11.02 Applicable Law. This Agreement shall be governed by laws of the State of Hawaii both as to interpretation and performance.




IN WITNESS WHEREOF, THE PARTIES HAVE SIGNED THIS Agreement on the 19th day of May, 1999.



CB Bancshares, Inc.




By /s/ Ronald K. Migita                                   /s/ James H. Kamo
   -------------------------                             ------------------
       Its President and Chief Executive Officer              James H. Kamo

       Company                                                Kamo

Exhibit 10.2

                                SERVICE AGREEMENT


This Agreement is effective this 30th day of April, 1999, and is entered into by and between City Bank, a Hawaii Corporation (Company) and James H. Kamo (Kamo) a resident of Honolulu, Hawaii.

1. Relationship to Company

1.01 The parties expressly agree hereto that Kamo is not an employee of the Company for any purpose whatsoever.

1.02 Company shall request and/or direct Kamo to furnish certain services and advice; however, Company will not exercise any dominion or control over the specific manner in which Kamo performs his services so long as the overall performance by Kamo of his services hereunder are satisfactory and in full conformity with the requirements of this Agreement, as well as the Articles and bylaws of Company, and applicable law.

2. Term of Agreement

2.0l The term of this Agreement shall commence on the effective date and shall continue until the earlier of: (1) the date Kamo no longer desires to serve as Corporate Secretary on the Board of Directors (Board) (2) the Board determines that Kamo is no longer able to function in the capacity of Corporate Secretary, or (3) the expiration of three years from the effective date of the Agreement.

3. Duties

3.01 During the term of this Agreement, Kamo shall act as Corporate Secretary and render services as follows:

(a) attend and keep the minutes of all meetings of stockholders and, when requested, shall attend and keep the minutes of the Board of Directors, in books provided for that purpose;

(b) have charge and custody of the records for the issue and transfer of shares of capital stock;

(c) attend to the giving of all notices as provided in these by-laws, the Articles of Incorporation, or law;

(d) have custody of the seal and affix the same as required; and

(e) have such other powers and duties as may be incidental to the office of secretary or elsewhere given to him in the by-laws, the Articles of Incorporation or law and as may be assigned to him from time to time by the Board of Directors.

4. Fee for Services

4.01 Company will pay Kamo the following fee for the services provided hereunder: Two thousand six hundred sixty-six and 67/l00 dollars ($2666.67) a month. Such fee will be payable on the first day of each month during the term of this Agreement

4.02 Company shall provide necessary secretarial services for Kamo.

4.03 Kamo shall be responsible for office space, automobile expenses, parking charges, and facilities necessary for services to be performed.

5. Responsibility for Acts

5.01 Kamo agrees to accept full and exclusive responsibility for his acts and to indemnify and hold Company harmless from, and reimburse it for, any liabilities, claims, demands, costs and expenses incident to any claim, loss, damage or injury of any kind, including attorney's fees and court costs incurred in connection with any legal claim of any kind, to any person or property because of or due to any act or conduct of Kamo, which is illegal, in breach of this Agreement, or in violation of the Company's Articles, Bylaws, or applicable law.

6. Liability for Taxes and other Statutory Requirements

6.01 Kamo agrees that all state and federal withholding taxes, social security taxes, general excise tax, self-employment taxes, and any and all other taxes, fees, assessments or contributions, relating to payments received shall be the sole responsibility of Kamo.

7. Evidence of Compliance

7.01 Kamo agrees to observe and comply with policies, rules and regulations of Company in the performance of his duties.

7.03 Kamo agrees that he shall, upon request, and at such times and in and in such frequency as Company may desire, provide Company with evidence to establish that Kamo has complied fully with his contractual obligations as set forth in this Agreement, including, in particular, the obligation to obtain proper insurance coverage and the obligation to timely pay all taxes and other statutory assessments and requirements as may be legally required.

8. Confidential Information

8.01 Duties outlined in this Agreement involve confidential information and very sensitive issues. Kamo agrees that the knowledge and information described below in subparagraphs 8.01 (a) and (b) shall for all time and for all purposes be regarded by Kamo as strictly confidential and hold by Kamo in confidence, and solely for Company's benefit and use, and shall neither be used by Kamo nor directly or indirectly disclosed by Kamo to any person except to Company or to others with Company's prior permission.

(a) All information that Kamo may receive from Company, or by virtue of performance of services under and pursuant to this Agreement, or other information that belong to Company or to those with whom Company has contracted regarding such information; and

(b) All information provided by Kamo to Company in oral or written reports of work done, together with any other information acquired by or as a result of the work performed by Kamo for Company and during the term of this Agreement, unless such information his become common knowledge or is already in the public domain.

(c) The obligations and promises contained in this paragraph 8.01 and its subparagraphs shall be binding on Kamo during the term of this Agreement and shall also survive the termination of this Agreement.

8.02 Upon the termination of this Agreement, Kamo shall not be entitled to the records and files of Company, unless Company, in its sole discretion, grants such permission in writing.

9. Conflict of Interest

9.01 During the term of this Agreement Kamo shall not, directly or indirectly, without the prior written consent of Company engage in any activity that is competitive with or adverse to Company's business interest.

9.02 Kamo may, however, passively invest his assets in other noncompetitive business enterprises.

10. Arbitration

10.1 Company and Kamo hereby consent in advance, that, at the election of either party, any dispute arising out of or connected with this Agreement, or any alleged breach hereof, including any dispute as to any amount owned under this Agreement, shall be settled by arbitration in accordance with the rules then prevailing of the American Arbitration Association for Commercial Disputes. The results of any arbitration shall be final and binding upon the parties and judgement thereon may be entered in any court of competent jurisdiction.

10.02 In arbitrations under this Agreement, each party shall bear its respective costs, fees and expenses of presenting its own case, and half of the arbitrator's fees and administration expenses, unless otherwise ordered by the arbitrator.

11. Miscellaneous Provisions

11.01 Entire Agreement. This Agreement embodies the entire agreement of the parties and supersedes any other agreements or understandings with respect hereto that may ever have existed between the parties.

11.02 Applicable Law. This Agreement shall be governed by laws of the State of Hawaii both as to interpretation and performance.




IN WITNESS WHEREOF, THE PARTIES HAVE SIGNED THIS Agreement on the 19th day of May, 1999.



City Bank




By   /s/ Ronald K. Migita                                 /s/ James H. Kamo
     -------------------------                            --------------------
     Its President and Chief Executive Officer            James H. Kamo

     Company                                              Kamo

Exhibit 10.3

                                SERVICE AGREEMENT


This Agreement is effective this 30th day of April, 1999, and is entered into by and between International Savings and Loan Association, Limited, a Hawaii Corporation (Company) and James H. Kamo (Kamo) a resident of Honolulu, Hawaii.

10 Relationship to Company

1.01 The parties expressly agree hereto that Kamo is not an employee of the Company for any purpose whatsoever.

1.02 Company shall request and/or direct Kamo to furnish certain services and advice; however, Company will not exercise any dominion or control over the specific manner in which Kamo performs his services so long as the overall performance by Kamo of his services hereunder are satisfactory and in full conformity with the requirements of this Agreement, as well as the Articles and bylaws of Company, and applicable law.

2. Term of Agreement

2.0l The term of this Agreement shall commence on the effective date and shall continue until the earlier of: (1) the date Kamo no longer desires to serve as Corporate Secretary on the Board of Directors (Board) (2) the Board determines that Kamo is no longer able to function in the capacity of Corporate Secretary, or (3) the expiration of three years from the effective date of the Agreement.

3. Duties

3.01 During the term of this Agreement, Kamo shall act as Corporate Secretary and render services as follows:

(a) attend and keep the minutes of all meetings of stockholders and, when requested, shall attend and keep the minutes of the Board of Directors, in books provided for that purpose;

(b) have charge and custody of the records for the issue and transfer of shares of capital stock;

(c) attend to the giving of all notices as provided in these by-laws, the Articles of Incorporation, or law;

(d) have custody of the seal and affix the same as required;  and

(e) have such other powers and duties as may be incidental to the office of secretary or elsewhere given to him in the by-laws, the Articles of Incorporation or law and as may be assigned to him from time to time by the Board of Directors.

4. Fee for Services

4.01 Company will pay Kamo the following fee for the services provided hereunder: Two thousand six hundred sixty-six and 67/l00 dollars ($2666.67) a month. Such fee will be payable on the first day of each month during the term of this Agreement

4.02 Company shall provide necessary secretarial services for Kamo.

4.03 Kamo shall be responsible for office space, automobile expenses, parking charges, and facilities necessary for services to be performed.

5. Responsibility for Acts

5.01 Kamo agrees to accept full and exclusive responsibility for his acts and to indemnify and hold Company harmless from, and reimburse it for, any liabilities, claims, demands, costs and expenses incident to any claim, loss, damage or injury of any kind, including attorney's fees and court costs incurred in connection with any legal claim of any kind, to any person or property because of or due to any act or conduct of Kamo, which is illegal, in breach of this Agreement, or in violation of the Company's Articles, Bylaws, or applicable law.

6. Liability for Taxes and other Statutory Requirements

6.01 Kamo agrees that all state and federal withholding taxes, social security taxes, general excise tax, self-employment taxes, and any and all other taxes, fees, assessments or contributions, relating to payments received shall be the sole responsibility of Kamo.

7. Evidence of Compliance

7.01 Kamo agrees to observe and comply with policies, rules and regulations of Company in the performance of his duties.

7.02 Kamo agrees that he shall, upon request, and at such times and in and in such frequency as Company may desire, provide Company with evidence to establish that Kamo has complied fully with his contractual obligations as set forth in this Agreement, including, in particular, the obligation to obtain proper insurance coverage and the obligation to timely pay all taxes and other statutory assessments and requirements as may be legally required.

8. Confidential Information

8.01 Duties outlined in this Agreement involve confidential information and very sensitive issues. Kamo agrees that the knowledge and information described below in subparagraphs 8.01 (a) and (b) shall for all time and for all purposes be regarded by Kamo as strictly confidential and hold by Kamo in confidence, and solely for Company's benefit and use, and shall neither be used by Kamo nor directly or indirectly disclosed by Kamo to any person except to Company or to others with Company's prior permission.

(a) All information that Kamo may receive from Company, or by virtue of performance of services under and pursuant to this Agreement, or other information that belong to Company or to those with whom Company has contracted regarding such information; and

(b) All information provided by Kamo to Company in oral or written reports of work done, together with any other information acquired by or as a result of the work performed by Kamo for Company and during the term of this Agreement, unless such information his become common knowledge or is already in the public domain.

(c) The obligations and promises contained in this paragraph 8.01 and its subparagraphs shall be binding on Kamo during the term of this Agreement and shall also survive the termination of this Agreement.

8.01 Upon the termination of this Agreement, Kamo shall not be entitled to the records and files of Company, unless Company, in its sole discretion, grants such permission in writing.

9. Conflict of Interest

9.01 During the term of this Agreement Kamo shall not, directly or indirectly, without the prior written consent of Company engage in any activity that is competitive with or adverse to Company's business interest.

9.02 Kamo may, however, passively invest his assets in other noncompetitive business enterprises.

10. Arbitration

10.1 Company and Kamo hereby consent in advance, that, at the election of either party, any dispute arising out of or connected with this Agreement, or any alleged breach hereof, including any dispute as to any amount owned under this Agreement, shall be settled by arbitration in accordance with the rules then prevailing of the American Arbitration Association for Commercial Disputes. The results of any arbitration shall be final and binding upon the parties and judgement thereon may be entered in any court of competent jurisdiction.

10.02 In arbitrations under this Agreement, each party shall bear its respective costs, fees and expenses of presenting its own case, and half of the arbitrator's fees and administration expenses, unless otherwise ordered by the arbitrator.

11. Miscellaneous Provisions

11.01 Entire Agreement. This Agreement embodies the entire agreement of the parties and supersedes any other agreements or understandings with respect hereto that may ever have existed between the parties.

11.02 Applicable Law. This Agreement shall be governed by laws of the State of Hawaii both as to interpretation and performance.




IN WITNESS WHEREOF, THE PARTIES HAVE SIGNED THIS Agreement on the 19th day of May, 1999.



International Savings and Loan Association, Limited




By   /s/ Richard Lim                                        /s/ James H. Kamo
     --------------------                                   ------------------
     Its President and Chief Operating Officer              James H. Kamo

     Company                                                Kamo

     Exhibit 10.4

                               CB BANCSHARES, INC.
                              CONSULTING AGREEMENT


THIS AGREEMENT is made this 1st day of June, 1999, effective June 1, 1999, between CB BANCSHARES, INC., (Company), a Hawaii corporation, of 201 Merchant Street, Honolulu, Hawaii 96813, and LIONEL Y. TOKIOKA, of 918 Waiiki Street, Honolulu, Hawaii 96821.

                              W I T N E S S E T H :

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

NOW, THEREFORE, the parties do hereby mutually agree as follows:

                                        I
                 RELATIONSHIP OF INDEPENDENT CONTRACTOR CREATED

1.01 It is expressly agreed by the parties hereto that Tokioka is not an employee Company for any purpose whatsoever, but is an independent contractor. Furthermore, no relationship of joint venture or partnership of any form is created by this Agreement.

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

                                      III
                                     DUTIES

3.01 During the term of this Agreement, Tokioka shall act as and render services on matters involving the following:

                  o        Company regulatory issues
                  o        Company merger and integration
                  o        Shareholder relations
                  o        Public and community relations
                  o        Business development
                  o        Other consultant services as requested

Such services shall be performed at the request of the Chief Executive Officer of CBBI.

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

4.03 Company will allow Tokioka to participate in the company's medical and dental plans. Such participation may include his dependent, and shall be at his expense. Said participation shall be until the earlier of the following events:
a) Tokioka reaches the age of 65; or b) until such time as his contract is terminated.

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

                                       VI
                             EVIDENCE OF COMPLIANCE

6.01 Tokioka agrees to observe and comply with policies, rules and regulations of Company in the performance of his duties.

6.02 Tokioka agrees that he shall, upon request, and at such times and in such frequency as Company may desire, provide Company with evidence to establish that Tokioka has complied fully with his contractual obligations as set forth in this Agreement.

                                       VII
                            CONFIDENTIAL INFORMATION

7.01 Company's project involves confidential information and very sensitive issues. Tokioka agrees that the knowledge and information described below in subparagraphs 7.01(a) and (b) (information) shall for all times and for all purposes be regarded by Tokioka as strictly confidential and held by Tokioka in confidence, and solely for Company's benefit and use, and shall neither be used by Tokioka nor directly or indirectly disclosed by Tokioka to any person except to Company, or to others with Company's prior permission.

(a) All information that Tokioka may receive from Company, or from its employees or by virtue of performance of services rendered under and pursuant to this Agreement, or other information that belong to Company or to those with whom Company has contracted regarding such information; and

(b) All information provided by Tokioka to Company in oral or written reports of work done, together with any other information acquired by or as a result of the work performed by Tokioka for Company and during the term of this Agreement, unless such information has become common knowledge or is already in the public domain.

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

8.02 Nothing herein contained shall be deemed to give the arbitrator any authority, power, or right to alter, change, amend, modify, add to or subtract from any of the provisions of this Agreement, except that the arbitrator shall have the authority to reasonably interpret any of the provisions of this Agreement.

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

(c) At Tokioka's option, if Tokioka shall suffer a permanent disability. For purposes of this Agreement, "permanent disability" shall mean Tokioka's inability to substantially render the services required hereunder for a period of three (3) months, or for a total of three (3) months in any consecutive twelve-month period because of a physical or mental condition. If Tokioka suffers from a permanent disability within the meaning of this subsection 9.03
(c), then Tokioka's right to receive a fee described in Section IV above shall cease and become null and void;

(d) Upon death of Tokioka; or

(e) Notwithstanding the provisions of subparagraphs 9.01 (a) through 9.01(d) above, services may be terminated for just cause by company upon fifteen (15) days prior written notice to Tokioka. The term "just cause," as used in this agreement, shall mean Tokioka's acts or omissions that in the reasonable opinion of Company, demonstrate Tokioka's dishonesty, malfeasance, or negligence in the course of performing his services under this Agreement. The term "just cause" shall also include, but not be limited to, Tokioka's breach of the terms of this Agreement, by, among other things, non-performance of professional responsibilities, as a result of incompetence, lack of judgment, insubordination, substance abuse, or otherwise, which is not cured by Tokioka within fifteen (15) days of receipt of written notification of such breach from Company.

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

                                       XI
                              CONFLICT OF INTEREST

11.01 During the term of this Agreement or any extension thereof, Tokioka shall not, directly or indirectly, without the prior written consent of Company:

(a)  Render  services  of  alike  nature  to  any  other  person,   partnership,
corporation or entity, whether for compensation or otherwise; or

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

14.03 Notices. All notices, requests, demands, consents and other communications which are required to be given in writing shall be given or served for all purposes by being sent as registered or certified mail, return receipt requested, postage prepaid, addressed to Company or Tokioka, as the case may be, at the address set forth above or at such other post office address as either may from time to time designate by writing given to or served on the party in the manner set forth in this paragraph, or by being delivered personally to the other party, provided that the other party acknowledges receipt thereof in writing. Any such notice, request, demand, consent or other communication shall be deemed conclusively to have been given or served on the date of such mailing or personal delivery.

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

IN WITNESS WHEREOF, the parties have signed this Agreement on the day and year first above written.


CB BANCSHARES, INC.


By /s/ James Kamo                                    /s/ Lionel Y. Tokioka
   ----------------                                  -------------------------
    Its Secretary                                    LIONEL Y. TOKIOKA



By /s/ Ronald K. Migita
   -------------------------
   Its President and Chief Executive Officer