Form 10-Q
period 1999-09-30
CB BANCSHARES INC/HI
filed 1999-11-12
CIK 316312

16
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999


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

   Yes [X]                                                         No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1999 was:

            Class                                            Outstanding
 Common Stock, $1.00 Par Value                             3,552,228 shares


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
                                                                   September 30,          December 31,        September 30,
(in thousands of dollars)                                               1999                  1998                 1998
-------------------------------------------------------------------------------------------------------------------------------

 Assets
 Cash and due from banks                                                $    51,161             $   61,658          $   35,826
 Interest-bearing deposits in other banks                                    20,063                 20,000               3,093
 Federal funds sold                                                             800                 47,752              30,670
 Investment securities:
      Held-to-maturity                                                            -                      -              66,152
      Available-for-sale                                                    285,591                141,764             117,189
      Restricted investment securities                                       31,167                 29,481              28,946
 Loans held for sale                                                          9,805                 99,602              62,973
 Loans:
         Loans                                                            1,108,758                979,695           1,005,818
         Less allowance for credit losses                                    17,941                 17,771              18,032
-------------------------------------------------------------------------------------------------------------------------------

 Net loans                                                                1,090,817                961,924             987,786
-------------------------------------------------------------------------------------------------------------------------------
 Premises and equipment                                                      19,661                 20,916              20,306
 Other assets                                                                55,811                 45,341              43,635
-------------------------------------------------------------------------------------------------------------------------------

 Total assets                                                           $ 1,564,876             $1,428,438          $1,396,576
===============================================================================================================================

 Liabilities and stockholders' equity
 Deposits:
      Noninterest-bearing                                               $   108,491             $  119,649          $  104,851
      Interest-bearing                                                      988,691                964,961             941,890
-------------------------------------------------------------------------------------------------------------------------------

 Total deposits                                                           1,097,182              1,084,610           1,046,741
-------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings                                                       86,840                 27,926              40,769
 Other liabilities                                                           18,043                 18,443              18,706
 Long-term debt                                                             235,283                165,087             159,659
-------------------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                        1,437,348              1,296,066           1,265,875
-------------------------------------------------------------------------------------------------------------------------------

 Stockholders' equity:
      Preferred stock                                                             -                      -                   -
      Common stock                                                            3,552                  3,552               3,552
      Additional paid-in capital                                             65,108                 65,108              65,108
      Retained earnings                                                      68,740                 62,784              60,872
      Accumulated other comprehensive
           income (loss), net of tax                                         (3,809 )                                    1,169
                                                                                                       928
     Treasury stock                                                          (6,063 )                    -                   -
-------------------------------------------------------------------------------------------------------------------------------

 Total stockholders' equity                                                 127,528                132,372             130,701
-------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                              $1,564,876             $1,428,438          $1,396,576
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter ended September 30,     Nine months ended September 30,

(in thousands of dollars, except per share data)                        1999            1998            1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans                                      $     23,382          $ 24,260      $   67,724          $ 71,383
   Interest and dividends on investment securities:
     Taxable interest income                                              4,591             3,512          10,927            10,727
     Nontaxable interest income                                             283               108             714               289
     Dividends                                                              540               537           1,688             1,599
   Other interest income                                                    203               355           1,181             1,873
------------------------------------------------------------------------------------------------------------------------------------

       Total interest income                                             28,999            28,772          82,234            85,871
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                               9,344            10,107          27,570            29,872
   Short-term borrowings                                                    903               706           1,795             2,910
   Long-term debt                                                         3,505             2,507           8,414             8,268
------------------------------------------------------------------------------------------------------------------------------------

       Total interest expense                                            13,752            13,320          37,779            41,050
------------------------------------------------------------------------------------------------------------------------------------

       Net interest income                                               15,247            15,452          44,455            44,821
Provision for credit losses                                               1,333             2,986           3,598             5,811
------------------------------------------------------------------------------------------------------------------------------------

       Net interest income after provision for credit losses             13,914            12,466          40,857            39,010
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service charges on deposit accounts                                      533               420           1,459             1,304
   Other service charges and fees                                           744               680           2,251             1,918
   Net realized gains (losses) on sales of securities                        72             1,181             (32)            1,181
   Net gains on sales of loans                                              359             1,257           2,413             2,092
   Other                                                                    303               383             882             1,342
------------------------------------------------------------------------------------------------------------------------------------

       Total noninterest income                                           2,011             3,921           6,973             7,837
------------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                         5,116             4,328          15,583            14,175
   Net occupancy expense                                                  1,951             2,479           6,018             7,091
   Equipment expense                                                        769               940           2,409             2,843
   Other                                                                  4,026             4,846          12,930            12,172
------------------------------------------------------------------------------------------------------------------------------------

       Total noninterest expense                                         11,862            12,593          36,940            36,281
------------------------------------------------------------------------------------------------------------------------------------

       Income before income taxes                                         4,063             3,794          10,890            10,566
Income tax expense                                                        1,583             1,640           4,235             4,323
------------------------------------------------------------------------------------------------------------------------------------

       Net income                                                   $     2,480          $  2,154    $      6,655          $  6,243
====================================================================================================================================

Per share data:
   Basic                                                            $       0.72         $   0.61    $       1.89          $   1.76
   Diluted                                                          $       0.72         $   0.60    $       1.89          $   1.75
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   CB BANCSHARES, INC. AND SUBSIDIARIES
   -------------------------------------------------------------------------------------------------------------------------------
                                                                                           Nine months ended September 30,
    (in thousands of dollars)                                                                1999                    1998
   -------------------------------------------------------------------------------------------------------------------------------


    Cash and due from banks at beginning of period                                   $        61,658           $        45,150
   -------------------------------------------------------------------------------------------------------------------------------
    Cash flows from operating activities:
        Net income                                                                             6,655                     6,243

        Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
            Provision for credit losses                                                        3,598                     5,811
            Gain on disposition of premises and equipment                                          -                       103
            Depreciation and amortization                                                      1,827                     1,811
            Increase in interest receivable                                                   (3,020)                     (227)
            Increase (decrease) in interest payable                                              (83)                      157
            Net decrease (increase) in loans held for sale                                    34,900                   (91,359)
            Decrease (increase) in other assets                                              (10,636)                    1,082
            Increase (decrease) in other liabilities                                           1,753                      (712)
            Other                                                                             (2,555)                     (601)

   -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                                       32,439                   (77,692)
   -------------------------------------------------------------------------------------------------------------------------------
    Cash flows from investing activities:
        Net decrease (increase) in interest-bearing deposits in other banks
               banks                                                                             (63)                   26,907
        Net decrease (increase) in federal funds sold                                         46,952                   (25,965)
        Proceeds from sales of held-to-maturity securities                                         -                    24,049
        Proceeds from maturities of held-to-maturity securities                                    -                    14,292
        Purchase of available-for-sale securities                                           (189,392)                  (52,420)
        Proceeds from sales of available-for-sale securities                                  35,995                    36,132
        Proceeds from maturities of available-for-sale securities                             58,752                    59,497
        Increase in restricted investment securities                                          (1,686)                   (1,598)
        Net decrease (increase) in loans                                                    (136,122)                   31,259
        Proceeds from sales of premises and equipment                                              -                        23
        Capital expenditures                                                                    (572)                   (2,931)
        Proceeds from sales of foreclosed assets                                               8,308                     2,608
   -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                     (177,828)                  111,853
   -------------------------------------------------------------------------------------------------------------------------------
    Cash flows from financing activities:
        Net increase in deposits                                                              12,572                    38,013
        Net increase (decrease) in short-term borrowings                                      58,914                   (76,470)
        Proceeds from long-term debt                                                         164,570                   118,500
        Principal payments on long-term debt                                                 (94,402)                 (122,953)
        Stock options exercised                                                                    -                        29
        Cash dividends paid                                                                     (699)                     (604)
         Purchase of treasury stock, net                                                      (6,063)                        -
   -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                      134,892                   (43,485)
    Cash and due from banks at end of period                                         $        51,161          $         35,826
   ===============================================================================================================================

   Supplemental schedule of non-cash investing activities:
         Securitizations of loans into mortgage-backed
            securities                                                               $        54,897          $         54,679
   ===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------


                                                                                           Accu-
                                                                                           mulated
                                                                                           Other
                                                                                           Compre
    (in thousands of dollars,                                Additional                    hensive
     except per share data)                    Common Stock    Paid-In        Retained     Income            Treasury
                                                              Capital        Earnings      (Loss)            Stock            Total
------------------------------------------------------------------------------------------------------------------------------------


    Balance at December 31, 1998                  $ 3,552        $65,108     $  62,784    $    928         $         -  $   132,372
    Comprehensive income (loss):
      Net income                                        -              -         6,655           -                   -        6,655

      Unrealized valuation adjustment                   -              -             -      (4,737)                  -       (4,737)
                                                        -              -
------------------------------------------------------------------------------------------------------------------------------------
       Comprehensive income (loss)                      -              -         6,655      (4,737)                  -        1,918
------------------------------------------------------------------------------------------------------------------------------------
    Cash dividends ($0.20 per share)                    -              -          (699)          -                   -         (699)
    Treasury Stock                                      -              -             -           -              (6,063)      (6,063)
====================================================================================================================================
    Balance at September 30, 1999                 $ 3,552        $65,108     $  68,740    $ (3,809)        $    (6,063)  $  127,528
====================================================================================================================================

    Balance at December 31, 1997                  $ 3,551        $65,080     $  55,233    $  1,201         $         -   $  125,065
    Comprehensive income (loss):
      Net income                                        -              -         6,243           -                   -        6,243
      Unrealized valuation adjustment                   -              -             -         (32)                  -          (32)
------------------------------------------------------------------------------------------------------------------------------------
       Comprehensive income (loss)                      -              -         6,243         (32)                  -        6,211
------------------------------------------------------------------------------------------------------------------------------------
    Options exercised                                   1             28             -           -                   -           29
    Cash dividends ($0.17 per share)                    -              -          (604)          -                   -         (604)
====================================================================================================================================
    Balance at September 30, 1998                 $ 3,552        $65,108     $  60,872    $  1,169         $         -   $  130,701
====================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A - Summary of Significant Accounting Policies

  CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company" or "Company") and its wholly-owned subsidiaries: City Bank and its wholly-owned subsidiaries (the "Bank"); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the "Association"); City Finance and Mortgage, Inc.; and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

  RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 1998 have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NOTE B - Loans

The loan portfolio consisted of the following:

        ---------------------------------------------- --------------------- ---------------------- ----------------------
                                                           September 30          December 31,           September 30
        (in thousands of dollars)                              1999                  1998                   1998
        ---------------------------------------------- --------------------- ---------------------- ----------------------


        Commercial                                               $  212,088              $ 191,128            $   182,388
        Real estate:
             Construction                                             9,441                 25,453                 24,003
             Commercial                                             191,964                150,690                148,606
             Residential                                            654,623                531,623                620,081
        Installment and consumer                                     44,982                 85,562                 34,647
        ---------------------------------------------- --------------------- ---------------------- ----------------------
             Gross loans                                          1,113,098                984,456              1,009,725
        Less:
             Unearned discount                                            5                      5                     16
             Net deferred loan fees                                   4,335                  4,756                  3,891
             Allowance for credit losses                             17,941                 17,771                 18,032
        ---------------------------------------------- --------------------- ---------------------- ----------------------
                 Loans, net                                      $1,090,817              $ 961,924            $   987,786
        ============================================== ===================== ====================== ======================

NOTE C - Segment Information

CB Bancshares, Inc. and Subsidiaries (the "Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. The Company's business segments are organized around services, products provided and regulatory environments. The two operating segments are a bank and a savings institution. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

---------------------------------------------------------------------------------------------------------------------------------
                                                                             Parent Company
(in thousands)                                 Bank          Association        and Other        Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 1999


Interest income                                $   16,172         $ 12,827     $         2       $         (2)       $    28,999
Interest expense                                    6,729            7,025                -                (2)            13,752
Noninterest income                                  1,040              973                -                (2)             2,011
Income before income taxes                          3,250            1,501            2,197            (2,885)             4,063
Income tax expense (benefit)                        1,237              629             (283)                -              1,583
Total assets                                      854,440          710,360          127,914          (127,838)         1,564,876

---------------------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 1998

Interest income                                $   15,008         $ 13,764     $          5      $         (5)       $    28,772
Interest expense                                    6,268            7,058                -                (6)            13,320
Noninterest income                                  1,203            2,736                -               (18)             3,921
Income before income taxes                          2,143            2,212            2,049            (2,610)             3,794
Income tax expense (benefit)                          826              919             (105)                -              1,640
Total assets                                      750,994          645,403          132,263          (132,084)         1,396,576

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                             Parent Company
(in thousands)                                 Bank          Association        and Other        Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1999


Interest income                                $   45,849         $ 36,385     $          7       $        (7)       $    82,234
Interest expense                                   18,468           19,318                -                (7)            37,779
Noninterest income                                  2,960            4,054                -               (41)             6,973
Income before income taxes                          8,364            4,233            5,935            (7,642)            10,890
Income tax expense (benefit)                        3,188            1,767             (720)                -              4,235
Total assets                                      854,440          710,360          127,914          (127,838)         1,564,876

---------------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1998

Interest income                                $   44,907         $ 40,964     $        20        $       (20)       $    85,871
Interest expense                                   19,324           21,732               8                (14)            41,050
Noninterest income                                  3,451            4,439               -                (53)             7,837
Income before income taxes                          6,075            6,039           5,725             (7,273)            10,566
Income tax expense (benefit)                        2,284            2,557            (518)                 -              4,323
Total assets                                      750,994          645,403         132,263           (132,084)         1,396,576

---------------------------------------------------------------------------------------------------------------------------------


NOTE D - Earnings Per Share Calculation

------------------------------------------------------------------------------------------------------------------------------
                                                                   Quarter ended September 30,
                                                           1999                                         1998
------------------------------------------------------------------------------------------------------------------------------

                                                          Shares          Per                          Shares      Per Share
                                         Income           (Denom-        Share         Income          (Denom-       Amount
                                       (Numerator)        inator)       Amount      (Numerator)        inator)
(in thousands, except number of shares and per share data)
------------------------------------------------------------------------------------------------------------------------------
Basic:

    Net income                                $2,480       3,457,806       $0.72           $2,154       3,552,228     $ 0.61
Effect of dilutive
    securities -
       Stock incentive
          plan options                             -             381           -                -          12,756      (0.01)
------------------------------------------------------------------------------------------------------------------------------
Diluted:
    Net income and
       assumed conversions                    $2,480       3,458,187       $0.72           $2,154       3,564,984     $ 0.60
==============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Nine months ended September 30,
                                                           1999                                         1998
-----------------------------------------------------------------------------------------------------------------------------

                                                          Shares          Per                          Shares      Per
                                         Income           (Denom-        Share         Income          (Denom-     Share
                                       (Numerator)        inator)       Amount      (Numerator)        inator)      Amount
(in thousands, except number of shares and per share data)
-----------------------------------------------------------------------------------------------------------------------------
Basic:

    Net income                                $6,655       3,514,939       $1.89           $6,243       3,551,777    $ 1.76
Effect of dilutive
    securities -
       Stock incentive
          plan options                             -             381           -                -          12,756         -
-----------------------------------------------------------------------------------------------------------------------------
Diluted:
    Net income and
       assumed conversions                    $6,655       3,515,320       $1.89           $6,243       3,564,533    $ 1.75
=============================================================================================================================

NOTE E - New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the provisions of SFAS No. 133 were amended by SFAS No. 137 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, on January 1, 2001, but has not yet determined the impact, if any.

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

NET INCOME

Consolidated net income for the quarter ended September 30, 1999, totaled $2.48 million, an increase of $326,000, or 15.1%, over $2.15 million for the same quarter last year. Basic and diluted earnings per share for the third quarter of 1999 were $0.72 as compared to $0.61 and $0.60, respectively, for the third quarter in 1998. The increase in consolidated net income for the third quarter of 1999, over the same period in 1998, was primarily due to a decrease in the provision for credit losses (reflecting the reduction in nonperforming loans) and a decrease in most categories of noninterest expense, partially offset by a decrease in net gains on sales of loans and investment securities.

Consolidated net income for the nine months ended September 30, 1999, totaled $6.66 million, an increase of $412,000, or 6.6%, over $6.24 million for the same period last year. . For the nine months ended September 30, 1999, basic and diluted earnings were $1.89 per share as compared to $1.76 and $1.75, respectively, for the same period last year. The increase in consolidated net income for the nine months ended September 30, 1999, over the same period in 1998, was primarily due to a decrease in the provision for credit losses, partially offset by a decrease in net gains on the sales of loans and investments and an increase in total noninterest expense.

The Company's annualized return on average total assets for the nine months ended September 30, 1999 was 0.61% as compared to 0.58% for the same period last year. The Company's annualized return on average stockholders' equity was 6.80% for the nine months ended September 30, 1999, as compared to 6.49% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $44.9 million for the first nine months of 1999, a decrease of $292,000, or 0.6%, from the same period in 1998. The decrease in net interest income was primarily due to a decrease in average earning assets of $6.2 million, or 0.4%, partially offset by a $26.6 million, or 2.3%, decrease in average interest-bearing liabilities. For the nine months ended September 30, 1999, the Company's net interest margin was 4.40%, a decrease of 8 basis points (1% equals 100 basis points) from the same period in 1998. The decrease in the net interest margin was primarily attributable to a 38 basis point decrease in the yield on average earning assets, partially offset by a 47 basis point decrease in the cost of funds, for the first nine months of 1999 compared to the same period in 1998. The decrease in the yield on average earning assets and the rate paid on funding sources was primarily due to the declining interest rate environment experienced between September 30, 1998 and September 30, 1999. Specifically, the prime interest rate dropped 50 basis points from 8.50% at September 30, 1998 to 8.00% at September 30, 1999.


A comparison of net interest income for the nine months ended September 30, 1999 and 1998 is set forth below on a taxable equivalent basis:
         --------------------------------------------------------------------------------------------------------------

                                                                        Nine months ended September 30,
         (dollars in thousands)                                       1999                           1998
         --------------------------------------------------------------------------------------------------------------

         Interest income                                           $ 82,635                     $ 86,198
         Interest expense                                            37,779                       41,050
         --------------------------------------------------------------------------------------------------------------
         Net interest income
           and margin on
           earning assets                                            44,856    4.40%              45,148     4.48%
         Taxable equivalent adjustment                                  401                          327
         ==============================================================================================================
         Net interest income                                       $ 44,455                     $ 44,821
         ==============================================================================================================


NONPERFORMING ASSETS

A summary of nonperforming  assets at September 30, 1999,  December 31, 1998 and
September 30, 1998 follows:
----------------------------------------------------------------------------------------------------------------------------
                                                               September 30,          December 31,         September 30,
(dollars in thousands)                                              1999                  1998                 1998
----------------------------------------------------------------------------------------------------------------------------

Nonperforming assets:
   Nonaccrual loans:

     Commercial                                                        $   2,577              $ 1,291               $   509
     Real estate:
       Commercial                                                            760                  933                   883
       Residential                                                         9,397               10,803                19,214
----------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                                          10,157               11,736                20,097
     Consumer                                                                482                   77                   208
----------------------------------------------------------------------------------------------------------------------------

         Total nonaccrual loans                                           13,216               13,104                20,814

  Other real estate owned                                                  6,035                8,583                 8,178
----------------------------------------------------------------------------------------------------------------------------

         Total nonperforming assets                                     $ 19,251             $ 21,687              $ 28,992
============================================================================================================================

Past due loans:
     Commercial                                                         $    291             $  2,433              $    602
     Real estate                                                           2,487                3,602                 2,218
     Consumer                                                                639                  544                   521
----------------------------------------------------------------------------------------------------------------------------

         Total past due loans (1)                                       $  3,417             $  6,579              $  3,341
============================================================================================================================

Restructured:
     Real estate:
       Commercial                                                       $  6,986             $  1,284              $  1,284
       Residential                                                        11,495               11,108                 2,724
============================================================================================================================
         Total restructured loans (2)                                   $ 18,481             $ 12,392              $  4,008
============================================================================================================================

Nonperforming assets to total loans
   and other real estate owned (end of period):
     Excluding 90 days past due accruing loans                             1.73%                2.19%                 2.86%
     Including 90 days past due accruing loans                             2.03%                2.86%                 3.19%

Nonperforming assets to total assets
   (end of period):
     Excluding 90 days past due accruing loans                             1.23%                1.52%                 2.08%
     Including 90 days past due accruing loans                             1.45%                1.98%                 2.32%

(1)  Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.
(2) Represents loans which have been restructured, are current and still accruing interest.


Nonperforming loans at September 30, 1999 totaled $13.2 million, a decrease of $7.6 million, or 36.5%, from September 30, 1998. The decrease was primarily due to the sale of $6.8 million of nonaccrual loans in the fourth quarter of 1998.

Other real estate owned decreased $2.1 million, or 26.2%, from September 30, 1998 to $6.0 million at September 30, 1999. The decrease in other real estate owned reflects an increase in real estate sales activity and a reduction in nonperforming loans.

Restructured loans, still accruing interest, increased $14.5 million from September 30, 1998 to $18.5 million at September 30, 1999. The increase was primarily due to the restructuring of: (1) $11.2 million in mortgage loans to a group of investors in a condominium project located on the island of Maui during the fourth quarter of 1998; and (2) $5.7 million in commercial loans, collateralized by real estate, in the third quarter of 1999.

At September 30, 1999, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms.


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

The  following  table sets forth the activity in the allowance for credit losses for the periods indicated:
---------------------------------------------------------------------------------------------------------------------------
                                                                           Nine months ended September 30,
(dollars in thousands)                                                    1999                        1998
---------------------------------------------------------------------------------------------------------------------------

      Loans outstanding (end of period)                            $     1,108,758          $       1,005,818
===========================================================================================================================

      Average loans outstanding                                    $     1,060,668          $       1,074,312
===========================================================================================================================

      Balance at beginning of period                               $        17,771          $          16,365
---------------------------------------------------------------------------------------------------------------------------

      Loans charged off:

         Commercial                                                            381                        566
         Commercial real estate                                                497                        664
         Residential real estate                                             2,381                      3,302
         Consumer                                                              640                        504
---------------------------------------------------------------------------------------------------------------------------
            Total loans charged off                                          3,899                      5,036
---------------------------------------------------------------------------------------------------------------------------

      Recoveries on loans charged off:
         Commercial                                                             63                         86
         Real estate:
            Commercial                                                          82                          -
            Residential                                                        189                        396
         Consumer                                                              137                        410
---------------------------------------------------------------------------------------------------------------------------
            Total recoveries on loans
               previously charged off                                          471                        892
---------------------------------------------------------------------------------------------------------------------------
            Net charge-offs                                                 (3,428)                    (4,144)
      Provision charged to expense                                           3,598                      5,811
===========================================================================================================================
      Balance at end of period                                     $        17,941           $         18,032
===========================================================================================================================

      Net loans charged off to average loans                                      .43% (1)                 .51% (1)
      Net loans charged off to allowance
         for credit losses                                                      25.54% (1)               30.73% (1)
      Allowance for credit losses to total
         loans (end of period)                                                   1.62%                    1.79%
      Allowance for credit losses to nonperforming
         loans (end of period):
            Excluding 90 days past due
               accruing loans                                                    1.36x                     .87x
            Including 90 days past due
               accruing loans                                                    1.08x                     .75x

      (1)   Annualized.


The provision for credit losses was $1.3 million for the third quarter of 1999, a decrease of $1.7 million, or 55.4%, compared to the same quarter last year. For the first nine months of 1999, the provision for credit losses was $3.6 million, a decrease of $2.2 million, or 38.1%, from the same period in 1998. The decrease in the provision for credit losses for the third quarter and first nine months of 1999 reflects the reduction in nonperforming loans for the corresponding periods - see section on "Nonperforming Assets."

The Allowance at September 30, 1999 was $17.9 million and represented 1.62% of total loans. The corresponding ratios at December 31, 1998 and September 30, 1998 were 1.81% and 1.79%, respectively.

Net charge-offs were $3.4 million for the first nine months of 1999, a decrease of $716,000, or 17.3%, compared to the same period in 1998. The decrease was primarily due to a reduction in residential real estate loan charge-offs in 1999.

The Allowance increased to 1.36 times nonperforming loans (excluding 90 days past due accruing loans) at September 30, 1999 from 0.87 times at September 30, 1998 as a result of the decrease in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at September 30, 1999. However, changes in prevailing economic conditions in the Company's markets or those of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $2.0 million for the third quarter of 1999, a decrease of $1.9 million, or 48.7%, from the third quarter of 1998. For the nine months ended September 30, 1999, noninterest income was $7.0 million, a decrease of $864,000, or 11.0%, from the same period in 1998.

Net realized gains on the sale of securities decreased $1.1 million and $1.2 million for the third quarter and first nine months of 1999, respectively, from the comparable periods in 1998. During the first nine months in 1998, the Company sold $60.2 million of investment securities at a net gain of $1.2 million.

Net gains on sales of loans decreased $898,000, or 71.4%, and increased $321,000, or 15.3%, for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. The decrease in net gains on the sale of loans during the third quarter of 1999 was due to a lower level of loan sale activities and related gains thereon. The level of net gains on sale of loans is expected to decline in the fourth quarter of 1999.

NONINTEREST EXPENSE

Noninterest expense totaled $11.9 million for the third quarter of 1999, a decrease of $731,000, or 5.8%, from the same period in 1998. For the nine months ended September 30, 1999, noninterest expense totaled $36.9 million, an increase of $659,000, or 1.8%, over the same period in 1998.

Total salaries and employee benefits expense increased $788,000, or 18.2%, and $1,408,000, or 9.9%, for the third quarter and first nine months of 1999, respectively, over the same periods last year. The increase was primarily related to higher commissions paid to loan officers and brokers due to increased loan originations in the Company's mortgage banking business. Origination activity has increased due to an increase in real estate sales activity in 1999.

Occupancy expense decreased $528,000, or 21.3%, and $1.1 million, or 15.1%, in the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998. This decrease was primarily attributable to a reduction in occupancy costs of the Association.

Equipment expense decreased $171,000, or 18.2%, and $434,000, or 15.3%, for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. The decrease was primarily due to reduced repairs and maintenance costs.

Other noninterest expense decreased $820,000, or 16.9%, for the third quarter of 1999 compared to the same period in 1998. The decrease was the result of: (1) higher legal and professional fees incurred in 1998; and (2) lower deposit insurance expense in 1999. For the first nine months of 1999, other noninterest expense increased $758,000, or 6.2%, over the same period last year. The increase was the result of: (1) higher legal and professional fees; and (2) higher advertising and promotional expenditures.

POTENTIAL CHANGE IN ACCOUNTING METHOD

The Company is currently evaluating whether to change its method of accounting for evaluating the recoverability of intangibles, specifically goodwill arising out of the acquisition of the Association, from an undiscounted cash flow method to a discounted cash flow method. If this change in method is adopted, the Company would record a non-cash charge against earnings of approximately $8 million in the period which such change is made. It is anticipated that the Board of Directors will take this matter under consideration before the end of this year.

POTENTIAL MERGER OF THE BANK AND THE ASSOCIATION

The Company is currently evaluating whether to merge the Bank and the Association to create a single financial institution. Some of the significant factors which are being considered include economies of scale which might be achieved, the ability to continue to provide a high level of service to customers of the Bank and the Association, and the potential for future growth given the current economic and regulatory environment. Such merger would be subject to regulatory approval. It is anticipated that within the next six months, the Board of Directors will formally decide whether to take such action. In the event the Board of Directors decides to proceed with the merger, certain restructuring and other nonrecurring costs would be charged to earnings.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999, the Company has increased the use of borrowings to fund its asset growth. At September 30, 1999, short-term borrowings and long-term debt were at $86.8 million and $235.3 million, respectively, an increase of $58.9 million, or 211.0%, and $70.2 million, or 42.5%, respectively, over December 31, 1998. The Company has utilized these borrowings to fund the growth in investments and loans, which increased by an aggregate of $184.8 million during the nine months ended September 30, 1999.

In May 1999, the Company announced plans to repurchase up to 10% of common stock outstanding over a one-year period. As of September 30, 1999, the Company repurchased 192,000 shares, or 5.4%, of the Company's outstanding common stock at an aggregate cost of $6.1 million.

At September 30, 1999, the Company had an unrealized valuation loss of $3.8 million on available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains or losses, net of tax, included as other comprehensive income in stockholders' equity. For the nine months ended September 30, 1999, an unrealized valuation adjustment of $4.7 million was recorded, reflecting the decline in the fair value of securities available-for-sale. The reduction in fair values of securities available-for-sale, was primarily attributable to the increase in interest rates during the third quarter of 1999.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. The Association is subject to the minimum capital standards established by the Office of Thrift Supervision (the "OTS") for all savings associations. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank, and the Association to maintain minimum amounts and ratios (set forth in the following table at September 30, 1999 and 1998) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          To Be Well-
                                                                                                          Capitalized
                                                                                                         Under Prompt
                                                                            For Capital                Corrective Action
                                                   Actual                Adequacy Purposes                Provisions
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                        Amount       Ratio         Amount        Ratio           Amount      Ratio
--------------------------------------------------------------------------------------------------------------------------------

As of September 30, 1999

Tier 1 Capital to
    Risk-Weighted
    Assets:

    Consolidated                               $ 122,949     12.51 %        $ 39,318       4.00 %            N/A
    Bank                                          70,553     10.46            26,978       4.00          $40,467       6.00 %
    Association                                   51,121     14.83            13,786       4.00           20,679       6.00

Total Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 135,333     13.77 %        $ 78,636       8.00 %            N/A
    Bank                                          79,026     11.72            53,956       8.00          $67,445      10.00 %
    Association                                   53,654     15.57            27,572       8.00           34,465      10.00

Tier 1 Capital to
    Average Assets:
    Consolidated                               $ 122,949      8.45 %        $ 58,193       4.00 %            N/A
    Bank                                          70,553      8.24            34,269       4.00          $42,836       5.00 %
    Association                                   51,121      7.86            26,012       4.00           32,515       5.00

As of September 30, 1998

Tier 1 Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 120,722     13.60 %        $ 35,513       4.00 %            N/A
    Bank                                          65,238     11.10            23,516       4.00          $35,274       6.00 %
    Association                                   55,356     17.00            13,023       4.00           19,534       6.00

Total Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 131,905     14.86 %        $ 71,025       8.00 %            N/A
    Bank                                          72,626     12.35            47,032       8.00          $58,796      10.00 %
    Association                                   58,369     17.93            26,046       8.00           32,557      10.00

Tier 1 Capital to
    Average Assets:
    Consolidated                               $ 120,722      7.92 %        $ 60,988       4.00 %            N/A
    Bank                                          65,238      8.70            29,992       4.00          $37,489       5.00 %
    Association                                   55,356      8.51            26,032       4.00           32,540       5.00


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

In 1997, the Company established a Year 2000 committee comprised of senior management from each major operational unit. The Year 2000 committee has prepared a comprehensive program to address this problem and to ensure that the Company's computer systems will function properly in the twenty-first century.

The Company's Year 2000 effort was divided in phases for awareness, assessment, renovation, validation, and implementation.


Status of Year 2000 Program

The Company has completed the awareness and assessment phase of its Year 2000 program and the renovation and validation of its critical systems. Critical systems are defined as the hardware and software applications that are essential to the continuance of the main business activities of the Company. The Company expects to successfully complete its Year 2000 program in a timely and effective manner.

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

To address this external risk, business resumption contingency plans were developed to ensure that the Company is prepared to manage worst-case scenarios. Contingency plans include identifying triggering events for the plan, assessing critical system failures on core business processes, developing business resumption alternatives and testing the effectiveness and viability of these plans. As of September 30, 1999, the Company's business resumption contingency plans have been completed, validated and approved by management and the Board of Directors.

Event planning is a proactive and detailed process that covers monitoring specific operations prior to and during the century date change, detecting problems and resolving issues related to implementing contingency plans and communicating with appropriate bank officials and customers. Currently, the Company has an event management process in place to monitor, assess and report on operations status with respect to Year 2000 issues. Such issues include operations, liquidity and customer behavior.

Budget

The Company has expended, and will continue to expend, the resources necessary to address the Year 2000 issue in a timely manner. Through September 30, 1999, cumulative incremental expenditures of $200,000 have been incurred out of a total projected $500,000. The incremental expenditures exclude the cost incurred in 1998 of $2.5 million to convert to the FiServ Comprehensive Banking System as well as the cost of internal human resources expended for this effort. The incremental expenditures consist primarily of the acquisition and the implementation of new and enhanced systems and/or equipment, which will be capitalized and amortized over their respective useful lives. Expenses related to the Company's internal resources and direct Year 2000 remediation costs are being expensed as incurred. The remaining budget is expected to be expended over the next two quarters, funded by operating cash flows. No assurance can be given, however, that all aspects of the Company's operations will be Year 2000 compliant or that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

The above Year 2000 discussion contains forward-looking statements. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to substantially complete the various phases of the remediation plan, are based on management's best current estimates. As a result, the Year 2000 discussion should be read considering the forward-looking disclaimers on page 9.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 1998 Form 10-K. No significant changes have occurred during the nine months ended September 30, 1999.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27         Financial data schedule

         (b) Reports on Form 8-K

         Form 8-K, dated August 30, 1999, in which CB Bancshares, Inc. announced a change in Registrant's Certifying Accountant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CB BANCSHARES, INC.
                                                 (Registrant)



Date    November 10, 1999                    By  /s/ Dean K. Hirata
                                                 Dean K. Hirata
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                (principal financial officer)

                                 EXHIBIT INDEX


 Exhibit
Number                                      Description



27       Financial data schedule