Form 10-K
period 1999-12-31
CB BANCSHARES INC/HI
filed 2000-03-15
CIK 316312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


(Registrant's Telephone Number) (808) 535-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
       Common Stock, Par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 2000, registrant had outstanding 3,242,782 shares of common stock. The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 6, 2000 was approximately $82,269,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 27, 2000 are incorporated by reference into Part III and IV.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that CB Bancshares, Inc. (the "Company") expects or anticipates will or may occur in the future, where statements are preceded by, followed by or included the words "believes", "plans", "intends", "expects", "anticipates" or similar expressions, including such things as (i) business strategy; (ii) economic trends and market condition, particularly in Hawaii; (iii) the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities; (iv) the adequacy of the Company's allowances for credit and real estate losses based on credit risks inherent in the lending processes; (v) expansion and growth of the Company's business and operations;
(vi) renewal of existing credit agreements with and availability of additional advances from the Federal Home Loan Bank of Seattle (the "FHLB"); and (vii) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in Hawaii; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws and regulations; decisions by the FHLB regarding renewal or increase of the Company's credit agreements; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement in this report.

ITEM 1. BUSINESS

CB BANCSHARES, INC.

CB Bancshares, Inc. is a bank holding company incorporated in the State of Hawaii in 1980. As a bank holding company, the Company has the flexibility to directly or indirectly engage in certain bank-related activities other than banking, subject to regulation by the Board of Governors of the Federal Reserve System. The Company is also registered with the Office of Thrift Supervision (the "OTS") as a savings and loan holding company. The Company has three wholly-owned subsidiaries, City Bank, International Savings and Loan Association, Limited, and O.R.E., Inc. which are discussed below. City Bank and International Savings and Loan Association, Limited, are the Company's primary operating segments - see Note W of Notes to the Company's Consolidated Financial Statements for segment information. At December 31, 1999, the Company had consolidated total assets of $1,619.5 million, and total stockholders' equity of $114.7 million.

CITY BANK

City Bank (the "Bank") is a state-chartered bank organized under the laws of the State of Hawaii in 1959. The Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC"), and provides full commercial banking services through nine branches on the island of Oahu, one branch on the island of Hawaii, and one branch on the island of Maui. These services include receiving demand, savings and time deposits; making commercial, real estate and consumer loans; financing international trade activities; issuing letters of credit;

handling domestic and foreign collections; selling travelers' checks and bank money orders; and renting safe deposit boxes.

The Bank's primary focus has been corporate lending to small- to medium-sized businesses by maintaining relationships and expertise within business segments and providing personal customer service. Efforts will continue to develop and enhance the expertise of the corporate sales force and to leverage these corporate relationships to generate core deposit growth. The Bank also has restructured in order to link the corporate wholesale lending to retail banking with the intent of developing seamless service between the corporate loan officers and the branch personnel and to increase cross-sales opportunities between business customers and derivative retail customers.

The Consumer Loan Center was established in 1999 to provide additional retail credit products and enhanced customer service to retail customers. One product launched was the Premier Consumer Credit Line for which line draws can be taken by writing checks.

The Bank also plans to further develop its electronic banking force by continuing to develop internet banking capability for both business and retail customers. In 1999, the Bank launched its "iCityBanker" product to its business customers, the first internet-based delivery system in the State of Hawaii, which enables customers to access their accounts, transfer funds and pay bills using a standard Web browser. In the near future, the Bank plans to extend this product availability to retail customers and intends to provide additional functionality including wire transfer, electronic data interchange, mortgage lending and E-commerce capability.

The Bank's efforts materialized in a 9.9% increase in its loan portfolio from $576.5 million at December 31, 1998 to $633.3 million at December 31, 1999. The increase was due to an 18.4%, or $33.3 million increase in commercial and industrial loans, offset by a 36.4%, or $7.6 million decrease in commercial real estate loans. Increases in commercial loans were accomplished by diversifying the portfolio outside of Hawaii. Participations and purchases of United States ("U.S.") mainland-based credits and investments in United States Department of Agriculture ("U.S.D.A.") guaranteed loans all served to increase commercial loan volume.

The Bank's source of funds aside from core and time certificate of deposits includes short- and long-term advances from the FHLB.

The Bank is subject to regular examinations by the FDIC and the Division of Financial Institutions of the Department of Commerce and Consumer Affairs, State of Hawaii.

Citibank Properties, Inc., a wholly-owned subsidiary of the Bank, was organized to hold title to bank-facilities realty.

At December 31, 1999, the Bank had total assets of $887.7 million.

INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED

International Savings and Loan Association, Limited (the "Association") was chartered by the Territory of Hawaii in 1925. The Association is insured with funds administered by the FDIC and conducts its business through ten branches on the island of Oahu and one branch on the island of Maui.

The Association's principal business consists of attracting deposits from the general public and utilizing advances from the FHLB and other borrowings to fund its real estate lending activities, which consist primarily of lending on one-to-four family residential properties.

The Association originates both fixed-rate and adjustable rate mortgage ("ARM") loans. Its ability to originate ARM loans as opposed to fixed-rate loans is dependent upon customer demand, which is affected by the current and expected future level of interest rates. At origination or time of purchase, the Association designates loans as held for investment or held for sale. Loans held for sale have been sold in the secondary market to the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and other investors. The Association generally retains the servicing rights on most loans sold, but certain loans are sold servicing released. The determination to sell a specific loan or pool of loans is made based upon the Association's investment needs, growth objectives and market opportunities.

Due to the rising interest rate environment experienced in 1999, the Association decreased its loan sales activities and increased loans held for investment in its portfolio. As a result, its mortgage loan portfolio increased 26.4%, or $106.0 million, to $507.1 million at December 31, 1999 from $401.1 million at December 31, 1998.

In order to increase its penetration in a contracting mortgage lending market, the Association is continuing its efforts to establish and nurture relationships and/or controlled business arrangements with real estate-related businesses such as realtors, brokers and credit unions.

FHLB advances represent the Association's primary source of funds, aside from core deposits and time certificates of deposit.

The Association has seven wholly-owned subsidiaries, ISL Services, Inc. (inactive), DRI Assurance, Inc. (inactive), USA Investment Corporation (inactive), ISL Realty Investment Corporation (inactive), ISL Funding Corporation (inactive), ISL Capital Corporation and ISL Financial Corp. ISL Capital Corporation engaged in mortgage banking activities and is currently inactive. ISL Financial Corp. is a special purpose subsidiary which has issued debt obligations collateralized by mortgaged-backed securities provided by the Association.

At December 31, 1999, the Association had total assets of $732.7 million.

O.R.E., INC.

O.R.E., Inc., a wholly-owned subsidiary of the Company, was organized for the primary purpose of engaging in the disposition of real and/or personal property that are encumbered by loans of the Bank. To date, no transactions have been consummated and the company is inactive.

FHLB BORROWINGS

A primary source of funds for the Company is advances from the FHLB. The Bank and the Association have credit line agreements allowing for both short- and long-term advances, which are expected to be renewed in May 2000. The current agreements provide for the Bank and the Association to borrow up to 25% and 40% of total qualified assets, respectively provided that adequate mortgage loans are available to be pledged as security. At December 31, 1999, the Company had $154.4 million in short-term advances from the FHLB ranging in maturity from January 2000 to October 2000 and rates from 4.93% to 6.11% and $223.4 million in long-term debt from the FHLB ranging in maturity from March 2000 to September 2014 and rates from 5.15% to 8.22%. Advances are priced at the date of advance as either fixed or LIBOR-based. Both credit line agreements have normal FHLB default provisions which, among other matters, accelerate the maturity date if there are material adverse changes to the financial condition of the Bank or Association and/or if repayment ability becomes impaired. As of December 31, 1999, these borrowings were secured by $29.8 million of securities, $620.3 million in loans and all stock in the FHLB. See the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Notes J and K of Notes to the Company's Consolidated Financial Statements for further information.

MERGER OF BANK AND ASSOCIATION

In December 1999, the Boards of Directors of the Company, the Bank and the Association approved the Agreement and Plan of Merger by and between the Bank and the Association (the "Merger"). Subject to regulatory approvals, the Association and the Bank will be merged, with the Bank being the surviving corporation. This Merger is expected to occur by July 1, 2000. The resulting Bank will, by operation of law, possess all of the rights, privileges, immunities and franchises of the Association and will be responsible and liable for all liabilities and obligations of the Association, which will cease to exist as a separate legal entity. In connection with the Merger, all Association branches will become Bank branches. Two Association branches, which are already housed in the same location with the Bank branches will be merged into the respective Bank branch. Additionally, Association loan and deposit accounts will become Bank accounts. See Note C of Notes to the Company's Consolidated Financial Statements for further information.

COMPETITION AND ECONOMIC ENVIRONMENT

The earnings and growth of the Company and its subsidiaries are affected by the changes in the monetary and fiscal policies of the U.S., as well as by the general, local, national and international economic conditions. The overall growth of loans and investments, deposit levels and interest rates are directly influenced by the monetary policies of the Federal Reserve System. Since these changes are generally unpredictable, it is difficult to ascertain the impact of such future changes on the operations of the Company and its subsidiaries.

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

According to "Blue Chip Economic Indicators," the expected growth rate for the U.S. economy is 3.2% for 2000 as compared to 3.9% in 1999. Consumer price inflation is anticipated to rise to 2.5% in 2000 as compared to 2.2% in 1999. Additionally, forecasters expect unemployment to remain at a low 4.3% in 2000.

Recent forecasts for the State of California, on which Hawaii is highly dependent, indicate that real personal income is expected to grow by 3.6% in 2000 (as compared to 3.7% in 1999) although unemployment is also expected to increase to 2.6% in 2000 from 2.2% in 1999.

Recoveries in the Japanese economy were modest at a growth rate of 1.1% while the rest of East Asia (South Korea, Taiwan, Singapore, Hong Kong and China) all appear to have recovered from the economic and financial crisis that began in 1997 with positive growth rates in 1999. Growth rates in those regions are expected to range from 2.9% to 6.8%.

In Hawaii, the latest labor market indicators report that unemployment continued its decline in 1999, ranging from 5.6% to 5.8% as compared to an average 6.2% in 1998. Personal income and the gross state product growth were 2.5% and 2.7%, respectively. Visitor arrivals, visitor census and length of stay, as well as hotel occupancy rates, also increased in 1999 as compared to 1998. For most economic indicators discussed, these increases, although modest, are promising since the same indicators reflected smaller increases or slight decreases in 1998 as compared to 1997.

Although the median sales prices for single family homes ($281,000) and condominium ($122,000) resale prices have declined 4.7% and 3.2%, respectively, the Hawaii real estate market sales activity continued to strengthen in 1999. There were 2,853 single family home resales and 3,298 condominium resales which represent increases of 14.3% and 25.3%, respectively from 1998. From low sales in 1996, the housing market has shown increases of 10.4%, 24.3% and 20.0% in number of housing resales in 1997, 1998 and 1999, respectively. "Baby boomers" reaching retirement as well as the "high-tech" professionals from California have shown considerable interest in luxury vacation homes on the neighboring islands of Maui, Kauai and Hawaii.

The construction industry got off to a strong start in the first two quarters of 1999 as increases from those periods in the prior year were significantly larger than the second half of 1999 in the areas of the contracting general excise tax base (measure of completed construction), value of private building permits (measure of future construction) and number of units authorized (single- and multi-family). Most of the reduction in growth in the second half of 1999 resulted from a 15.5% decrease in the third quarter of 1999 in permit values in Honolulu City and County, which was offset by large increases in Maui, Kauai and Hawaii Counties.

Military spending remains a stable and important source of revenue in Hawaii. Although the U.S. mainland has experienced reductions in defense spending, Hawaii has experienced only a limited reduction due to its strategic location in the Pacific.

REGULATORY CONSIDERATIONS

The following discussion sets forth certain elements of the regulatory framework applicable to the Company, the Bank and the Association. Federal and state regulation of financial institutions is intended primarily for the protection of depositors rather than shareholders of those entities. To the extent that the following discussion describes statutory or regulatory provisions, it is not intended to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions, and any case law or interpretive letters concerning such provisions. In addition, there are other statutes and regulations that apply to and regulate the operation of the Company and its subsidiaries. Any change in applicable laws, or regulations, may have a material or possibly adverse effect on the business of the Company, the Bank, the Association or other subsidiaries of the Company.

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

SAVINGS AND LOAN HOLDING COMPANY. As a result of its acquisition of the Association, the Company is subject to OTS regulations as a savings and loan holding company within the meaning of the Home Owners Loan Act (the "HOLA"). Among other things, the HOLA prohibits a savings and loan holding company, directly or indirectly, from: (i) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval, (ii) acquiring voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, (iii) acquiring through merger, consolidation or purchase of assets, another savings institution (whether or not it is insured by the Savings Association Insurance Fund (the "SAIF")) or holding company thereof or acquiring all, or substantially all, of the assets of such institution (or holding company thereof) without prior OTS approval.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act (the "CRA") requires lenders to identify the communities served by the Company's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration when reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

Under the CRA regulations of the OTS and the other federal banking agencies, an institution's performance in making loans and investments and maintaining branches and providing services in low- and moderate-income areas within the communities that it serves is evaluated. In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance."

THE FEDERAL HOME LOAN BANKS. The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB, the institution is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB. The stock is recorded as a restricted investment security at par. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Company has pledged certain loans to the FHLB as collateral for its advances.

TERMINATION OF MEMORANDUM OF UNDERSTANDING. On October 16, 1996, the Company entered into an informal agreement, a Memorandum of Understanding (the "MOU"), with the Federal Reserve Bank of San Francisco (the "FRB"), with respect to issues raised in an inspection of the Company as of June 30, 1996 by the FRB, OTS and Hawaii Division of Financial Institutions. This MOU was terminated in April 1999.

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

DIVIDEND RESTRICTIONS. The principal source of the Company's cash flow has been dividend payments received from the Bank and the Association. Dividends paid to the Company by the Bank and the Association in 1999 totaled $12.0 million. Under the laws of Hawaii, payment of dividends by the Bank and the Association is subject to certain restrictions, and payment of dividends by the Company is likewise subject to certain restrictions. Under the resolution, as discussed above, the Bank is restricted from the payment of cash dividends without the prior approval of the FDIC.

The Company reduced its quarterly dividend in the first quarter of 1998 from $0.325 per share to $0.05 per share and increased to $0.06 per share in the second quarter of 1998. The quarterly dividend was subsequently increased to $0.07 per share in the second quarter of 1999. The Company will continue to evaluate the dividend on a quarterly basis. In addition, applicable regulatory authorities are authorized to prohibit banks, thrifts and their holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The FRB has indicated that it would generally be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. Furthermore, an insured depository institution, such as the Bank or the Association, cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to its holding company if, thereafter, the depository institution would be undercapitalized.

OTS regulations impose uniform limitations on the ability of savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. Such regulations utilize a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level. As of December 31, 1999, the Association was classified as a first-tier association under the guidelines discussed below.

In the first tier, a savings association that has capital equal to or greater than its fully phased-in capital requirement (both before and after the proposed capital distribution) and that has not been notified by the OTS that it is in need of more than normal supervision, may make (without application) capital distributions during a calendar year up to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. Capital distributions in excess of such amount require advance approval from the OTS.

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

CAPITAL STANDARDS. The Company and the Bank are subject to capital standards promulgated by the Federal Reserve Board, the FDIC, and the Hawaii Division of Financial Institutions. At the end of 1999, the minimum ratio of total capital to risk-weighted assets, provided for in the guidelines adopted by the FRB, including certain off-balance-sheet items such as standby letters of credit, was 8%. At least half of the total capital is to be comprised of common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of reserves for loan losses ("Tier 2 Capital"). The FDIC's risk-based capital guidelines for state non-member banks of the Federal Reserve System are generally similar to those established by the FRB for bank holding companies.

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

The OTS has established minimum capital standards applicable to all savings associations. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement, and a risk-based capital requirement. These three capital standards are discussed below.

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

Under the OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating risk-based capital. Such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated economic value of its total assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The director of the OTS, or his or her designee, is authorized to waive or defer an institution's interest rate risk component on a case-by-case basis. The rule is subject to a two-quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The Association is currently in regulatory capital compliance.

Failure to meet capital guidelines could subject a bank or savings association to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 1999, the Company, the Bank and the Association exceeded applicable capital requirements. The consolidated capital position of the Company at December 31, 1999 was as follows:

                                 Company ratio      Minimum required ratio
                                 -------------      ----------------------
Risk-based Capital:
     Tier 1 capital ratio           11.95%                   4.00%
     Total capital ratio            13.21%                   8.00%
     Leverage ratio                  7.69%                   4.00%

QUALIFIED THRIFT LENDER TEST. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. Under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities collateralized by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities, may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include, among other things, investments related to domestic residential real estate or manufactured housing, the book value of property used by an association or its subsidiaries for the conduct of its business, 50% of residential mortgage loans that the Association sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by FHLMC or FNMA. The Association was in compliance with the QTL test as of December 31, 1999.

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

The federal banking agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio of 4% or more or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") amended the BHCA to create certain interstate banking and branching opportunities. The IBBEA generally applies only to traditional savings banks and commercial banks. Under the IBBEA, a bank holding company may acquire a bank located in any state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in insured depository institutions in the United States, or 30% of deposits in insured institutions in the state in which the bank to be acquired is located (unless the state waives the 30% deposit limitation). The IBBEA permits individual states to restrict the ability of an out-of-state bank holding company or bank to acquire an in-state bank that has been in existence for less than five years and to establish a state concentration limit of less than 30% if such reduced limit does not discriminate against out-of-state bank holding companies or banks.

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

DEPOSIT INSURANCE. Effective January 1996, deposit insurance premiums for most banks insured by the Bank Insurance Fund (the "BIF") dropped to zero, but those for savings associations insured by the SAIF remained unchanged at 23 to 31 cents per $100 of domestic deposits. This disparity is the direct result of the over-capitalization of the BIF and the serious under-capitalization of the SAIF. This disparity in deposit insurance premiums raises obvious issues relating to the competitiveness of institutions subject to the SAIF premiums, as well as the possibility that SAIF-insured institutions could convert or otherwise move their deposits to BIF-insured institutions.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was signed into law to recapitalize the SAIF, which generally insures the deposits of savings associations. The Funds Act for the three year period beginning in 1997, subjects BIF-insured deposits (such as those of the Bank) to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth of the premium rate (approximately 1.2 cents) imposed on SAIF-insured deposits (approximately 6.0 cents). Deposits held by the Association are SAIF-insured deposits. As a result, beginning January 1, 2000, both BIF- and SAIF-insured deposits will be assessed the same rate by FICO. BIF- and SAIF-insured institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of insured deposits.

RECENT LEGISLATION. On November 12, 1999, the President of the U.S. signed into law, the Gramm-Leach-Bliley Act (the "GLB Act") which revises and expands the existing BHCA and certain sections of the 1933 Glass-Steagall Act to permit a holding company system to engage in a full range of financial activities, including but not limited to, banking, insurance, securities, merchant banking and other activities incidental to financial services. The GLB Act permits the scope of financial and incidental activities to evolve with technology and competition. It also provides expanded financial affiliation opportunities for existing bank holding companies ("BHC") and allows all financial holding companies to control a full-service insured bank. These expanded permissible activities are allowable for a BHC if it becomes a financial holding company ("FHC"). In order to become a FHC, a BHC must file a declaration with the FRB electing to engage in activities under the new BHCA Section 4(k) and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. An institution is "well-capitalized" if it meets the primary regulator's definition for that status under the Federal Deposit Insurance Act for prompt corrective action purposes. Additionally, the FRB must determine that each depository institution controlled by a FHC has a satisfactory or better rating under the CRA in order for a company to become a FHC or for a FHC to engage in new financial activities or acquire, directly or indirectly, a company engaged in any activity under subsection (k) or (n). The FRB will be the overall regulatory agency and, along with the Department of Treasury, will have joint oversight to determine new financial activities of FHC companies.

It is anticipated that this change in legislation will serve to provide consumers added convenience and savings as FHCs will be able to provide "one-stop" shops for financial services. It also provides for added privacy for consumers as policies on collecting, using and protecting personal financial information must be disclosed in writing to customers and customers will have the option to block information sharing with unaffiliated third parties, such as telemarketing companies.

The GLB Act also amends the HOLA and states that no company may acquire through any type of combination control of an insurance savings association after May 4, 1999, unless (i) it engages and continues to engage, only in activities permissible for a FHC under the BHCA as amended or for a multiple Savings and Loan holding company or (ii) unless it is grandfathered as a unitary savings and loan holding company ("Unitary Thrift"). A company is grandfathered as a Unitary Thrift if such company was operating as a Unitary Thrift on May 4, 1999 or will become a Unitary Thrift pursuant to an application pending on that date. Such a company may continue to operate under present law as long as the company continues to meet the Unitary Thrift tests in existing Section 10(c)(3): it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the Qualified Thrift Lender test. A grandfathered Unitary Thrift also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

REGULATORY DEVELOPMENT. In August 1999, the Board of Directors of the FDIC (the "FDIC Board") adopted certain revisions to the FDIC's regulation governing deposit insurance assessments. The FDIC Board believes the changes will enhance the present system by allowing institutions with improving capital positions to benefit from the improvement at a faster pace, while requiring those whose capital is falling to pay higher assessments sooner. The final rule will take effect April 1, 2000. Basically, the capital group determinations under the FDIC's risk-based assessment system on Call Report data will be based on the quarter-ended period before the beginning of the assessment period instead of the current six months. Additionally, the FDIC's prior notice to institutions advising them of their assessment risk classification for the following period is shortened from 30 to 15 days.

OTHER REGULATORY CONSIDERATIONS. The Bank and the Association are also subject to a wide array of other state and federal laws and regulations, including without limitation, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer requirements, the Truth-in-Lending Act, the Truth-in-Savings Act and the Real Estate Settlement Procedures Act.

NUMBER OF EMPLOYEES

As of December 31, 1999 the Company and its subsidiaries employed 536 persons; 499 on a full-time basis and 37 on a part-time basis. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreements.

STATISTICAL DISCLOSURES

Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Act of 1933 sets forth certain statistical disclosures to be included in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission (the "SEC").

The statistical information required is presented in the index shown below and as part of Items 6 or 7 of this Form 10-K for the fiscal year ended December 31, 1999. The tables and information contained therein have been prepared by the Company and have not been audited or reported upon by the Company's independent accountants.

                                                                         PAGE
                           DISCLOSURE REQUIREMENTS                      NUMBERS
                           -----------------------                      --------
I.     Distribution of Assets, Liabilities and Stockholders' Equity;
       Interest Rates and Interest Differential -
       A.  Average balance sheets                                          22
       B.  Analysis of net interest earnings                               22
       C.  Dollar amount of change in interest income and interest         23
                  expense

II.    Investment Portfolio -
       A.  Book value of investment securities                             33
       B.  Investment securities by maturities and weighted average
                  yields                                                   33

III.   Loan Portfolio -
       A.  Types of loans                                                  28
       B.  Maturities and sensitivities of loans to changes in
                  interest rates                                           29
       C.  Risk elements
           1.  Nonaccrual, past due and restructured loans               30 - 31
           2.  Potential problem loans                                     31

IV.    Summary of Loan Loss Experience -
       A.  Analysis of loss experience                                   25 - 26
       B.  Breakdown of the allowance for loan losses                      26

V.     Deposits -
       A.  Average amount and average rate paid on deposits                32
       B.  Maturity distribution of domestic time certificates of
                  deposits of $100,000 or more                             32

VI.    Return on Equity and Assets                                         18

VII.   Short-Term Borrowings and Long-Term Debt                            34

ITEM 2. PROPERTIES

The operations of the Bank and the Association are transacted through its main banking offices and 22 branches. The Company's facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates though the year 2010. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note H of Notes to the Company's Consolidated Financial Statements. On March 21, 1989, a limited partnership of which Citibank Properties, Inc., the Bank's only subsidiary, owned a 25% interest, sold its office building where the Bank's administrative offices and main branch are currently located to an unrelated third party in a transaction similar to a sale-leaseback transaction. See Note N of Notes to the Company's Consolidated Financial Statements.

The Company also owns the ground lease for the International Savings Building which has over 30 tenants, one of which is the Association's Bishop Branch. See Note H of Notes to the Company's Consolidated Financial Statements for disclosure of sublease income from this property.


ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "CBBI". At March 1, 2000, the Company had approximately 4,000 common shareholders of record.

The following table sets forth quarterly market price and dividend information on the Company's common stock over the preceding two years:

                      HIGH         LOW        DIVIDENDS
                     ------      -------      ---------
1999:

FIRST QUARTER        $32.00      $25.00         $0.06
SECOND QUARTER        33.25       26.25          0.07
THIRD QUARTER         32.50       28.75          0.07
FOURTH QUARTER        31.00       28.00          0.07

1998:

First quarter        $43.00      $35.25         $0.05
Second quarter        43.00       35.25          0.06
Third quarter         40.00       30.75          0.06
Fourth quarter        34.00       30.00          0.06

The Company's ability to pay dividends is limited by certain restrictions generally imposed on Hawaii corporations. In general, dividends may be paid only out of a Hawaii corporation's surplus, as defined in the Hawaii Revised Statutes, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company may pay dividends out of funds legally available therefore at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time.

The Company's principal source of income for the year ended December 31, 1999 was dividends from the Bank and the Association. The payment of dividends and other capital distributions by the subsidiaries to the Company are subject to regulation by the FDIC, OTS and the State of Hawaii.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands of dollars, except per share data)                    1999          1998          1997         1996          1995
                                                                 ----------    ----------    ----------    ----------    ----------
Income Statement Data:
         Interest income                                         $  112,440    $  112,060    $  112,529    $  111,247    $  111,716
         Interest expense                                            52,717        53,811        53,859        53,477        57,686
                                                                 ----------    ----------    ----------    ----------    ----------
         Net interest income                                         59,723        58,249        58,670        57,770        54,030
         Provision for credit losses                                  4,975         7,436         6,250         2,410           980
                                                                 ----------    ----------    ----------    ----------    ----------
         Net interest income after
                       provision for credit losses                   54,748        50,813        52,420        55,360        53,050
         Noninterest income                                           9,121         9,789         7,112         8,115        10,328
         Noninterest expense                                         58,336        46,768        47,557        51,785        50,114
                                                                 ----------    ----------    ----------    ----------    ----------
         Income before income taxes                                   5,533        13,834        11,975        11,690        13,264
         Provision for income taxes                                   5,227         5,465         4,757         4,631         5,251
                                                                 ----------    ----------    ----------    ----------    ----------
                Net income                                             $306        $8,369        $7,218        $7,059        $8,013
                                                                 ==========    ==========    ==========    ==========    ==========
                Operating earnings(1)                                $9,111        $8,369        $7,218        $7,059        $8,013
                                                                 ==========    ==========    ==========    ==========    ==========
                Operating cash earnings(1), (2)                      $9,963        $9,066        $8,328       $10,944        $9,910
                                                                 ==========    ==========    ==========    ==========    ==========
                Cash dividends                                         $931          $818        $1,863        $3,462        $4,617

End of Year Balance Sheet Data:
         Total assets                                            $1,619,549    $1,428,438    $1,435,226    $1,397,169    $1,501,513
         Total earning assets                                     1,511,219     1,323,055     1,347,105     1,320,318     1,395,210
         Total loans                                              1,149,413       984,456     1,054,747     1,037,059     1,128,525
         Total deposits                                           1,106,145     1,084,610     1,008,728       951,910     1,011,483
         Long-term debt                                             225,140       171,087       141,048        94,825       101,371
         Stockholders' equity                                       114,691       132,372       125,065       119,411       116,506
Average Balances:
         Total assets                                            $1,491,947    $1,424,793    $1,399,719    $1,412,197    $1,479,149
         Total earning assets                                     1,391,681     1,343,524     1,338,769     1,330,401     1,381,827
         Total loans                                              1,077,769     1,063,541     1,061,925     1,111,661     1,117,976
         Total deposits                                           1,082,642     1,038,751       955,203       958,387       983,290
         Long-term debt                                             205,098       168,934       113,414       104,025       146,102
         Stockholders' equity                                       127,567       128,889       122,419       117,843       113,727
Common Stock Data:
         Per share (diluted):
                Net income                                       $     0.09    $     2.35    $     2.03    $     1.99    $     2.26
                Operating earnings(1)                                  2.63          2.35          2.03          1.99          2.26
                Operating cash earnings(1), (2)                        2.88          2.55          2.35          3.08          2.79
                Cash dividends declared                                0.27          0.23          0.98          0.98          1.30
                Book value (at December 31)                           35.23         37.27         35.22         33.63         32.81
                Market price (close at December 31)                   29.44         30.94         43.75         29.00         29.00
         Average shares outstanding                               3,464,292     3,558,905     3,551,228     3,551,228     3,551,228
Selected Ratios:
         Return on average:
                Total assets                                           0.02%         0.59%         0.52%         0.50%         0.54%
                Total tangible assets(3)                               0.67          0.64          0.60          0.78          0.68
                Stockholders' equity                                   0.24          6.49          5.90          5.99          7.05
                Tangible stockholders' equity(3)                       8.45          7.69          7.55         10.52         10.19
         Dividend payout ratio(4)                                     10.27          9.79         25.86         48.99         57.52
         Average stockholders' equity to average total assets          7.08          9.27          8.71          8.55          7.76
         Year ended December 31:
                Net interest margin (taxable equivalent basis)         4.33          4.36          4.40          4.36          3.93
                Net loans charged off to average loans                 0.45          0.57          0.50          0.14          0.07
                Noninterest expense to average assets(1)               3.28          3.28          3.40          3.67          3.39
         At December 31:
                Risk-based capital ratios:
                       Tier I                                         11.95         13.54         12.73         12.64         11.58
                       Total                                          13.21         14.80         13.99         13.90         12.83
                Tier I leverage ratio                                  7.69          8.65          7.46          7.17          6.96
                Allowance for credit losses to total loans             1.56          1.81          1.55          1.49          1.29
         Nonperforming assets to total loans
                and other real estate owned                            1.57          2.20          2.66          2.40          1.42
         Nonperforming assets to total assets                          1.12          1.53          1.96          1.79          1.07
         Allowance for credit losses to nonperforming loans          152.28        133.95         66.86         66.78        101.67
                                                                 ==========    ==========    ==========    ==========    ==========

(1) Excludes after-tax restructuring and merger-related charges of $932,000 and write-off of goodwill of $7,873,000 incurred in 1999.

(2) Excludes amortization of goodwill and other intangible assets.

(3) Defined as operating cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and other intangible assets.

(4) Defined as cash dividends declared as a percentage of operating earnings.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements relating to future results of the Company (including certain projections and business trends) that are considered "forward-looking statements." Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies and financial condition, inflation and results of litigation. Accordingly, historical performance, as well as reasonably applied projections and assumptions, may not be a reliable indicator of future earnings due to risks and uncertainties.

As circumstances, conditions or events change that affect the Company's assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

RESULTS OF OPERATIONS

In December 1999, the Company approved the Merger of its two principal subsidiaries, the Bank and the Association, which is expected to occur by July 1, 2000. In connection with the Merger, the Company recorded restructuring and merger-related charges of $1.6 million ($0.9 million on an after-tax basis) in the fourth quarter of 1999.

Additionally, in the fourth quarter of 1999, the Company changed its method of evaluating the recoverability of goodwill from an undiscounted cash flow to a discounted cash flow basis. See Note B - "Change in Accounting for Goodwill" of Notes to the Company's Consolidated Financial Statements for further discussion. As a result of this change in accounting method, the Company recorded a write-off of goodwill of $7.9 million in the fourth quarter of 1999.

The increase in noninterest expense and decrease in net income of the Company for the year ended December 31, 1999 as compared to the amounts reported in the prior year primarily resulted from the one-time charges described above. Other significant factors affecting the Company's results of operations and financial position are described in the applicable sections below.

Consolidated net income for 1999 was $306,000, a decrease of $8.1 million from the $8.4 million in 1998. Diluted earnings per share was $0.09 in 1999, as compared to $2.35 in 1998.

Operating earnings (defined as consolidated net income excluding after-tax restructuring and merger-related charges and write-off of goodwill) was $9.1 million in 1999, an increase of 8.9%, or $742,000, over $8.4 million in 1998. Diluted operating earnings per share was $2.63 in 1999, an increase of 11.9%, over last year.

Operating cash earnings (defined as operating earnings before amortization of goodwill and other intangible assets) was $10.0 million in 1999, an increase of 9.9% over 1998. Diluted operating cash earnings per share was $2.88, an increase of 12.9% over last year. On the same basis, return on average tangible assets was 0.67% and return on average tangible stockholders' equity was 8.45% in 1999, as compared to 0.64% and 7.69%, respectively in 1998.

Despite the growth in the loan portfolio in 1999, the rise in interest rates and the slower growth in deposits served to negatively impact the growth in net interest income. Net interest income increased by $1.5 million, or 2.5%, over 1998.

Noninterest income decreased from $9.8 million in 1998 to $9.1 million in 1999, a decrease of 6.8%. The decrease was primarily due to gains on sales of securities of $4.1 million, partially offset by losses on sales of loans of $3.1 million.

Noninterest expense increased from $46.8 million in 1998 to $58.3 million in 1999, an increase of 24.7%. The increase reflected certain restructuring and merger-related charges of $1.6 million (after tax, $0.9 million) and write-off of goodwill of $7.9 million (before and after-tax). The increase was also a result of a $2.1 million increase in commissions related to mortgage loans and outside services and a reversal of $0.4 million of certain benefits upon the death of a key employee in 1998.

The Company's efficiency ratio (calculated as noninterest expense minus amortization of goodwill and other intangible assets and nonrecurring charges as a percentage of total operating revenue) was 69.8%, 67.7% and 70.6% in 1999, 1998 and 1997, respectively.

The provision for credit losses was $5.0 million, $7.4 million and $6.3 million in 1999, 1998 and 1997, respectively. Net charge-offs to average loans and leases were 0.45%, 0.57% and 0.50% for 1999, 1998 and 1997, respectively. The allowance for credit losses was $17.9 million, or 1.56% of total loans and leases, at December 31, 1999, compared with $17.8 million, or 1.81%, at December 31, 1998. Nonperforming assets totaled 1.12%, 1.53% and 1.96% of total assets as of December 31, 1999, 1998 and 1997, respectively. The improvements in the nonperforming assets ratio was primarily due to the Company's continued efforts to improve asset quality.

At December 31, 1999, the Company's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 11.95% and 13.21%, respectively, compared with 13.54% and 14.80%, respectively, at December 31, 1998. These ratios were in excess of the "well-capitalized" ratios of 6.00% and 10.00%, respectively, specified by the Federal Reserve Board.

Consolidated net income for 1998 increased $1.2 million, or 15.9%, over 1997. Diluted earnings per share for 1998 was $2.35 compared to $2.03 in 1997. The increase in consolidated net income was primarily due to: (i) net gain of $4.1 million recognized in 1998 upon the sale of $150.7 million of securities; (ii) $1.3 million, or 6.7%, decline in salaries and employee benefits; and (iii) $1.7 million decrease in legal and professional fees. These decreases were partially offset by: (i) a $2.4 million loss on the sale of $12.9 million of delinquent real estate loans; and (ii) a $1.16 million increase in the provision for other real estate owned losses.

NET INTEREST INCOME

Net interest income is the largest single component of the Company's earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a taxable equivalent basis, was $60.3 million in 1999, an increase of $1.8 million, or 3.0%, from 1998. During 1999, the Company's net interest margin declined to 4.33%, compared to 4.36% for 1998.

As summarized on Table 2, the $1.8 million increase in net interest income for 1999 consisted of a $0.7 million increase in interest income coupled with a $1.1 million decrease in interest expense.

The average yield on earning assets in 1999 declined by 24 basis points to 8.12%, which offset the $48.2 million increase in the average balance of earning assets. The $0.7 million increase in interest income was primarily due to the $36.5 million increase in the average balance of taxable investment and mortgage-backed securities.

Interest costs on interest-bearing deposits and liabilities decreased to $52.7 million in 1999. The 1999 increase in the average balance of interest-bearing deposits and liabilities of $67.0 million was partially offset by the 34 basis point decrease in the average cost of funds to 4.28%. The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable equivalent basis. The taxable equivalent adjustment is made for items exempt from federal income taxes (assuming a 35% tax rate) to make them comparable with taxable items before any income taxes are applied.

Net interest income, on a taxable equivalent basis, was $58.5 million in 1998, a decrease of $0.3 million, or 0.5%, from 1997. During 1998, the Company's net interest margin declined to 4.36%, compared to 4.40% for 1997. This decrease was due to a 6 basis point decrease in the yield on average earning assets, partially offset by a 7 basis point decrease in the rate paid for sources of funds used for average earning assets.

Average earning assets increased $4.8 million, or 0.4%, in 1998 over 1997. Average interest-bearing deposits and liabilities increased $16.1 million, or 1.4%, in 1998 over 1997.

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES

                                                1999                             1998                               1997
                                               INTEREST                         Interest                           Interest
(in thousands                       AVERAGE    INCOME/    YIELD/    Average     Income/    Yield/     Average      Income/    Yield/
  of dollars)                       BALANCE    EXPENSE     RATE     Balance     Expense     Rate      Balance      Expense    Rate
                                  ----------   --------   ------   ----------   --------   ------   ------------   --------   ------
ASSETS
Earning assets:
     Interest-bearing deposits
         in other banks           $   23,004   $  1,093    4.75%   $    8,539   $    525    6.15%    $    19,387   $  1,176    6.07%
     Federal funds sold
         and securities
         purchased under
         agreements to resell          5,908        309    5.23        34,489      1,766    5.12           3,908        213    5.45
     Taxable investment and
         mortgage-backed
         securities                  264,783     18,272    6.90       228,321     15,843    6.94         249,938     17,908    7.16
     Nontaxable investment
         securities                   20,217      1,592    7.88         8,634        668    7.74           3,611        318    8.81
     Loans(1)                      1,077,769     91,754    8.51     1,063,541     93,558    8.80       1,061,925     93,104    8.77
                                  ----------   --------            ----------   --------             -----------   --------
Total earning assets               1,391,681    113,020    8.12     1,343,524    112,360    8.36       1,338,769    112,719    8.42
                                  ----------   --------            ----------   --------             -----------   --------
Nonearning assets:
     Cash and due from
         banks                        44,624                           31,590                             24,964
     Premises and
         equipment                    13,338                           20,114                            11,182
     Other assets                     60,448                           46,606                            41,050
     Less allowance for
         credit losses               (18,144)                        (17,041)                           (16,246)
                                  ----------                       ----------                        -----------
            Total assets          $1,491,947                       $1,424,793                        $1,399,719
                                  ==========                       ==========                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
     Savings deposits             $  364,366   $  8,927    2.45%   $  349,398   $  9,393    2.69%    $   342,463   $  8,940    2.61%
     Time deposits                   599,920     28,645    4.77       581,952     30,547    5.25         508,379     27,026    5.32
     Short-term borrowings            62,390      3,282    5.26        64,472      3,536    5.48         184,430     11,364    6.16
     Long-term debt                  205,098     11,863    5.78       168,934     10,335    6.12         113,414      6,529    5.76
                                  ----------   --------            ----------   --------             -----------   --------
Total interest-bearing
     deposits and liabilities      1,231,774     52,717    4.28     1,164,756     53,811    4.62       1,148,686     53,859    4.69
                                  ----------   --------            ----------   --------             -----------   --------
Noninterest-bearing
     liabilities:
     Demand deposits                 118,356                          107,401                           104,361
     Other liabilities                14,250                           23,747                            24,253
                                  ----------                       ----------                        -----------
Total liabilities                  1,364,380                        1,295,904                         1,277,300
Stockholders' equity                 127,567                          128,889                           122,419
                                  ----------                       ----------                        -----------
     Total liabilities and
        stockholders'
        equity                    $1,491,947                       $1,424,793                        $1,399,719
                                  ==========                       ==========                        ==========

Net interest income
     and margin on total
     earning assets                              60,303    4.33%                  58,549    4.36%                    58,860    4.40%
Taxable equivalent
     adjustment                                    (580)                            (300)                              (190)
                                               --------                         --------                           --------
Net interest income                            $ 59,723                         $ 58,249                           $ 58,670
                                               ========                         ========                           ========

(1) Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

TABLE 2: INTEREST DIFFERENTIAL

                                            1999 COMPARED TO 1998                    1998 Compared to 1997
                                             INCREASE (DECREASE)                      Increase (Decrease)
                                            DUE TO CHANGE IN:(1)                     due to Change in: (1)
                                    ------------------------------------     -------------------------------------
(in thousands of dollars)           VOLUME        RATE        NET CHANGE     Volume         Rate        Net Change
                                    -------      -------      ----------     -------       -------      ----------
Earning assets:
  Interest-bearing deposits
   in other banks                   $   889      $  (321)      $   568       $  (667)      $    16       $  (651)
  Federal funds sold and
    securities purchased under
    agreements to resell             (1,463)           6        (1,457)        1,567           (14)        1,553
  Taxable investment and
    mortgage-backed securities        2,530         (101)        2,429        (1,513)         (552)       (2,065)
  Nontaxable investment
   securities                           896           28           924           393           (43)          350
  Loans(2)                            1,251       (3,055)       (1,804)          142           312           454
                                    =======      =======       =======       =======       =======       =======
Total earning assets                  4,103       (3,443)          660           (78)         (281)         (359)

Interest-bearing liabilities:
  Savings deposits                      402         (869)         (467)          183           269           452
  Time deposits                         943       (2,844)       (1,901)        3,866          (344)        3,522
  Short-term borrowings                (114)        (140)         (254)       (7,391)         (437)       (7,828)
  Long-term debt                      2,213         (685)        1,528         3,196           610         3,806
                                    -------      -------       -------       -------       -------       -------
Total interest-bearing
  deposits and liabilities            3,444       (4,538)       (1,094)         (146)           98           (48)
                                    -------      -------       -------       -------       -------       -------
Increase (decrease) in
  net interest income (taxable
  equivalent basis)                 $   659      $ 1,095       $ 1,754       $    68       $  (379)      $  (311)
                                    =======      =======       =======       =======       =======       =======

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONINTEREST INCOME

In 1999, total noninterest income was $9.1 million as compared to $9.8 million in 1998 and $7.1 million in 1997. The $668,000 decrease in noninterest income was due to various items. Service charges and fees increased $698,000, or 16.0%, as a result of the Company's concerted effort to increase fee income related to deposit and credit products. Net gains on sales of loans increased from a loss of $447,000 in 1998 to a gain of $2.7 million in 1999. In 1998, the Company sold $12.9 million of delinquent real estate loans resulting in a loss of $2.4 million. Net realized gains on sales of securities decreased from a gain of $4.1 million in 1998 to a net loss of $32,000 in 1999. In 1998, the Company sold $150.7 million of securities at a net gain of $4.1 million. Other noninterest income decreased $421,000, or 23.9%, due to, among other things, an increase in net losses on sales of Other Real Estate Owned ("OREO") property.

Total noninterest income increased $2.7 million, or 37.6%, from 1997 to 1998. During 1998, the Company sold $150.7 million of securities at a gain of $4.1 million, as compared to gains of $0.2 million in 1997. Such gain was offset by a $2.4 million loss on the sale of $12.9 million of delinquent real estate loans. Service charges on deposits and other fees and service charges also increased.

The following table sets forth information by category of noninterest income for the years indicated:

(in thousands of dollars)                  1999         1998         1997
                                          ------       ------       ------
Service charges on deposits               $2,060       $1,740       $1,632
Other service charges and fees             3,008        2,630        2,460
Net realized gains (losses) on sales
       of securities                         (32)       4,104          177
Net gains (losses) on sales of loans       2,744         (447)       1,174
Other                                      1,341        1,762        1,669
                                          ------       ------       ------
       Total                              $9,121       $9,789       $7,112
                                          ======       ======       ======

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes changes in the allowance for credit losses for the years indicated:

(in thousands of dollars)            1999          1998          1997          1996          1995
                                    -------       -------       -------       -------       -------
Balance at beginning of year        $17,771       $16,365       $15,431       $14,576       $14,326
Charge-offs:
Commercial and financial                442           533         2,489           537            87
Real estate -  mortgage               4,085         5,854         2,315           495           563
Installment and consumer                896           737         1,121           873           602
                                    -------       -------       -------       -------       -------
     Total charge-offs                5,423         7,124         5,925         1,905         1,252
                                    -------       -------       -------       -------       -------
Recoveries:
Commercial and financial                 94           107           233            30            92
Real estate -  mortgage                 314           534            26            74           142
Installment and consumer                211           453           350           246           288
                                    -------       -------       -------       -------       -------
     Total recoveries                   619         1,094           609           350           522
                                    -------       -------       -------       -------       -------
Net loans charged-off                 4,804         6,030         5,316         1,555           730
Provision for credit losses           4,975         7,436         6,250         2,410           980
                                    -------       -------       -------       -------       -------
Balance at end of year              $17,942       $17,771       $16,365       $15,431       $14,576
                                    -------       -------       -------       -------       -------


Net charge-offs to
  average loans outstanding            0.45%         0.57%         0.50%         0.14%         0.07%

Allowance for credit
  losses to year-end loans             1.56%         1.81%         1.55%         1.49%         1.29%

Allowance for credit losses to
  year-end nonperforming loans       152.28%       133.95%        66.86%        66.78%       101.67%

The provision for credit losses is based upon periodic evaluations by management as to the adequacy of the allowance for credit losses. In these evaluations, management considers numerous factors including, but not limited to, current economic conditions, loan portfolio composition, loan loss experience and management's estimate of potential losses. These various analyses lead to a determination of the amount needed in the allowance for credit losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such amount. Thus, the provision for credit losses may fluctuate and may not be comparable from year to year.

The allowance for credit losses has been allocated by the Company's management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at December 31 for the years indicated:

                          1999                  1998                 1997                  1996                  1995
(in thousands      -----------------     -----------------     -----------------     -----------------     ------------------
 of dollars)         AMT.      %(1)        Amt.      %(1)        Amt.      %(1)       Amt.       %(1)        Amt.       %(1)
                   -------    ------     -------    ------     -------    ------     -------    ------     -------     ------
Commercial &
 Financial         $ 7,359     19.55%    $ 4,539     19.41%    $ 3,718     17.67%    $ 4,808     16.42%    $ 5,039      14.91%

Real estate -
 Construction           --      1.31          --      2.59          --      3.89          --      2.77         184       1.62

Real estate -
 Mortgage            7,680     71.17       9,519     69.31      10,744     70.91       7,021     72.67       5,053      75.46

Installment and
 Consumer            1,432      7.97       1,264      8.69         476      7.53       1,412      8.14       1,510       8.01

Unallocated          1,471       N/A       2,449       n/a       1,427       n/a       2,190       n/a       2,790        n/a
                   -------    ------     -------    ------     -------    ------     -------    ------     -------     ------
     Total         $17,942    100.00%    $17,771    100.00%    $16,365    100.00%    $15,431    100.00%    $14,576     100.00%
                   =======    ======     =======    ======     =======    ======     =======    ======     =======     ======

(1) Represents percentage of loans in each category to total loans.

Provision for credit losses was $5.0 million in 1999, a decrease of $2.5 million, or 33.1%, from 1998. The decrease in the provision was consistent with the reduction in nonperforming loans as discussed below. The Company's allowance for credit losses increased to $17.9 million at December 31, 1999, from $17.8 million at December 31, 1998 and $16.4 million at December 31, 1997. The allowance for credit losses as a percentage of total loans was 1.56% at December 31, 1999, compared to 1.81% and 1.55% at December 31, 1998 and 1997, respectively.

Allowance for credit losses as a percentage of nonperforming loans increased to 152.28% at December 31, 1999 from 133.95% at December 31, 1998. Total nonperforming loans at December 31, 1999 amounted to $11.8 million, a decrease of $1.5 million, or 11.2%, from the $13.3 million at December 31, 1998. During 1998, the Company sold $12.9 million in delinquent loans, including $6.8 million of nonperforming loans at a loss of $2.4 million. The investment in loans that are considered to be impaired was $20.0 million at December 31, 1999, an increase of $4.8 million from the $15.2 million at December 31, 1998. The increase in impaired loans was due primarily to commercial loans restructured in 1999. Additional information on impaired loans is presented in Note F of Notes to the Company's Consolidated Financial Statements.

NONINTEREST EXPENSE

The following table sets forth information by category of noninterest expense for the years indicated:

(in thousands of dollars)                                1999        1998        1997
                                                        -------     -------     -------
Salaries and employee benefits                          $20,427     $18,338     $19,652
Net occupancy expense                                     8,022       9,024       8,325
Equipment expense                                         3,441       3,803       3,176
Legal and professional fees                               3,224       3,085       4,748
Advertising and promotion                                 2,181       1,631       2,273
Stationery and supplies                                   1,347       1,157       1,023
Provision for other real estate owned losses                927       1,407         248
Deposit insurance premiums                                  652         595         406
Restructuring and merger-related charges and
         write-off of goodwill                            9,424          --          --
Other                                                     8,691       7,728       7,706
                                                        -------     -------     -------
         Total                                          $58,336     $46,768     $47,557
                                                        =======     =======     =======
Total noninterest expense, excluding restructuring
         and merger-related charges and write-off of
         goodwill as a percentage of average assets        3.28%       3.28%       3.40%
                                                        =======     =======     =======

Noninterest expense, excluding restructuring and merger-related charges and write-off of goodwill, increased $2.1 million, or 4.6%, in 1999, as compared to 1998. The Company's operating expense ratio, which is a commonly used indicator of operating efficiency, remained flat at 3.3% in 1999, as compared to 1998.

Salaries and employment benefits increased by $2.1 million, or 11.4%, in 1999 to $20.4 million, compared to $18.3 million in 1998. The increase in salaries and employee benefits over 1998 was due to higher commissions related to mortgage loans in 1999 and the reversal of certain benefits amounting to $0.4 million upon the death of a key employee in 1998.

Net occupancy expense was $8.0 million in 1999, which compares to $9.0 million in 1998. The decrease in net occupancy expense in 1999 was primarily attributable to the decreased net expenses of the Company's rental property.

Equipment expense decreased by $362,000, or 9.5%, in 1999 due to a $259,000 decrease in equipment maintenance and a $181,000 decrease in equipment rentals, offset by a $79,000 increase in depreciation.

Legal and professional fees increased by $139,000, or 4.5%, in 1999 primarily due to an increase in attorneys' fees and fees related to certain management consulting projects.

Provision for OREO losses totaled $927,000 for 1999, a decrease of $480,000 from the $1.4 million in 1998. At December 31, 1999, OREO (net of valuation allowance) amounted to $6.4 million, a decrease of $2.2 million, or 25.6%, from December 31, 1998. The decrease in the 1999 OREO balance and provision for OREO losses reflected the Company's continued efforts to improve asset quality.

Deposit insurance premiums amounted to $652,000 in 1999, compared to $595,000 in 1998, reflecting an increase in the deposit base.

Total noninterest expense decreased $0.8 million, or 1.7%, from 1997 to 1998. The primary reason for the decrease in noninterest expense was the $1.3 million reduction in salaries and employment benefits and the $1.7 million decrease in legal and professional fees, which was offset by the $1.2 million increase in provision for other real estate owned losses.

INCOME TAXES

Total income tax expense of the Company was $5.2 million, $5.5 million and $4.8 million in 1999, 1998 and 1997, respectively. The corresponding effective income tax rate was 94.5%, 39.5% and 39.7%, respectively. The primary reason for the increase in the effective tax rate from 1998 to 1999 was the write-off of goodwill which is not deductible for tax purposes. Note M of Notes to the Company's Consolidated Financial Statements presents a reconciliation of the Company's effective and statutory income tax rates.

LOAN PORTFOLIO

Total loans at December 31, 1999 increased to $1,149.4 million, a $165.0 million, or 16.8% increase over the previous year-end. The increase in total loans was primarily due to increases in commercial and real estate-mortgage loans.

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

(in thousands of dollars)          1999          1998            1997            1996            1995
                                ----------      --------      ----------      ----------      ----------
Commercial and financial        $  224,660      $191,128      $  186,418      $  170,228      $  168,497
Real estate - construction          15,096        25,453          41,069          28,699          18,408
Real estate - mortgage             818,010       682,313         747,897         753,676         851,242
Installment and consumer            91,647        85,562          79,363          84,456          90,378
                                ----------      --------      ----------      ----------      ----------
                                $1,149,413      $984,456      $1,054,747      $1,037,059      $1,128,525
                                ==========      ========      ==========      ==========      ==========

COMMERCIAL AND FINANCIAL. Loans outstanding in this category increased to $224.7 million, an increase of $33.5 million, or 17.5%, over year-end 1998. Loans in this category are primarily loans to small- and medium-sized businesses and professionals doing business in Hawaii. As mentioned previously, the Company increased U.S. mainland-based participations and purchased loans as well as U.S.D.A. guaranteed loans in 1999. The average loan balance was $172,000 at December 31, 1999. These loans have been made primarily on a collateralized basis. Typically, real estate serves as collateral as well as equipment, receivables and personal assets as deemed necessary.

REAL ESTATE - MORTGAGE. Real estate - mortgage loans increased to $818.0 million at December 31, 1999, an increase of $135.7 million, or 19.9%, over year-end 1998. The primary reason for this increase in the mortgage portfolio was the decreased loan sales activity which resulted in loans being originated for investment versus for sale. This occurrence was a reflection of the rising interest rate environment experienced in the second half of 1999. During 1999, the Company securitized $59.0 million of mortgage loans into mortgage-backed securities. The Company also sold $12.9 million in delinquent loans in 1998 - see further discussion in "Noninterest Income" on page 24. The average size of loans in this category at December 31, 1999 was $170,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the contractual maturities of the Company's loan portfolio by category (excluding "real estate-mortgage" and "installment and consumer") at December 31, 1999. Demand loans are included as due within one year:

                                               After
                                 Within      But Within     After
(in thousands of dollars)        1 year       5 years      5 years         Total
                                --------     ----------    --------      --------
Commercial and financial        $ 98,716      $83,882      $ 42,062      $224,660
Real estate - construction         7,178        5,608         2,310        15,096
                                --------      -------      --------      --------
                                $105,894      $89,490      $ 44,372      $239,756
                                ========      =======      ========      ========

The following table sets forth the interest rate sensitivity of the above amounts due after one year at December 31, 1999:

                                 Fixed      Variable
(in thousands of dollars)        Rate         Rate           Total
                                -------     --------       --------
After 1 but within 5 years      $19,632      $69,858       $ 89,490
After 5 years                    19,662       24,710         44,372
                                -------      -------       --------
                                $39,294      $94,568       $133,862
                                =======      =======       ========

RISK ELEMENTS IN LENDING ACTIVITIES

Nonperforming assets and past due and restructured loans at December 31 are reflected below for the years indicated:

(in thousands of dollars)                                  1999          1998          1997          1996          1995
                                                         -------       -------       -------       -------       -------
Nonperforming loans:
     Commercial                                          $ 1,831       $ 1,291       $ 1,207       $ 2,843       $ 3,798
     Real estate:
            Commercial                                       518           933         2,997         3,312         1,365
            Residential                                    8,992        10,803        20,010        16,796         9,084
                                                         -------       -------       -------       -------       -------
                Total real estate loans                    9,510        11,736        23,007        20,108        10,449
                                                         -------       -------       -------       -------       -------
     Consumer                                                441           240           261           157            90
                                                         -------       -------       -------       -------       -------
                Total nonperforming loans                 11,782        13,267        24,475        23,108        14,337

Other real estate owned                                    6,385         8,583         3,686         1,844         1,715
                                                         -------       -------       -------       -------       -------
                Total nonperforming assets               $18,167       $21,850       $28,161       $24,952       $16,052
                                                         =======       =======       =======       =======       =======
Past due loans:
     Commercial                                          $    96       $ 2,433       $    15       $   381       $   175
     Real estate                                           3,481         3,602         3,569         1,474         2,762
     Consumer                                                592           381           490           524           176
                                                         -------       -------       -------       -------       -------
                Total past due loans(1)                  $ 4,169       $ 6,416       $ 4,074       $ 2,379       $ 3,113
                                                         =======       =======       =======       =======       =======
Restructured loans:
     Commercial                                          $ 4,440           $--           $--       $   276           $--
     Real estate:
            Commercial                                     1,231         1,284            --           226         1,322
            Residential                                   11,280        11,108           424            --            --
                                                         -------       -------       -------       -------       -------
                Total restructured loans(2)              $16,951       $12,392       $   424       $   502       $ 1,322
                                                         =======       =======       =======       =======       =======

Nonperforming assets to total loans
     and other real estate owned (end of year):
            Excluding 90 days past due
                accruing loans                              1.57%         2.20%         2.66%         2.40%         1.42%
            Including 90 days past due
                accruing loans                              1.93%         2.85%         3.05%         2.63%         1.70%

Nonperforming assets to total assets (end of year):
            Excluding 90 days past due
                accruing loans                              1.12%         1.53%         1.96%         1.79%         1.07%
            Including 90 days past due
                accruing loans                              1.38%         1.98%         2.25%         1.96%         1.28%

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2) Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans declined to $11.8 million at December 31, 1999 a decrease of $1.5 million, or 11.2%, from the $13.3 million at year-end 1998. During 1998, the Company sold $12.9 million in delinquent loans (including $6.8 million of nonperforming loans). This sale resulted in a loss of $2.4 million -see further discussion in "Noninterest Income" of Management's Discussion and Analysis of Financial Condition and Results of Operations. Interest income which would have been accrued in 1999 on nonaccrual loans (had these loans been current) amounted to $0.7 million, as compared to the $0.2 million of interest income recorded on these loans during 1999.

At December 31, 1999, OREO (net of valuation allowance) amounted to $6.4 million, a decrease of $2.2 million, or 25.6%, from the prior year-end. Despite the decrease in the 1999 OREO balance and provision for OREO losses, the 1999 balance remains at levels higher than pre-1998 years and reflects the continued weakness in the Hawaii economy and related decline in real estate values. Additionally, the Company has also been more aggressive in its delinquent loan collection efforts resulting in a higher level of foreclosures and related OREO.

Past due loans which are still accruing interest decreased $2.2 million, or 35.0%, to $4.2 million at December 31, 1999. The decrease reflects the Company's proactive collection efforts which resulted in the removal of a $2.2 million credit from this category in 1999. Primarily all loans in this category are both well-collateralized and in the process of collection.

Restructured loans increased $4.6 million, or 36.8%, as compared to 1998 due to the restructuring of certain commercial loans in 1999.

At December 31, 1999, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

DEPOSITS

The Company competes for deposits in Hawaii principally by providing quality customer service at its branch offices.

The Company has a network of 22 branch offices which seek to provide a stable core deposit base. A new branch in Kihei, Maui, is scheduled to open during the second quarter of 2000. The deposit base provided by these branches consists of interest and noninterest-bearing demand and savings accounts, money market certificates and time certificates of deposit. The Company had brokered deposits of $5.0 million at December 31, 1999.

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                                    1999                      1998                      1997
                           --------------------       --------------------       ------------------
(in thousands of dollars)    AMOUNT        RATE         Amount        Rate        Amount       Rate
                           ----------      ----       ----------      ----       --------      ----
Noninterest-bearing
  demand deposits          $  118,356       --%       $  107,401       --%       $104,361       --%
Interest-bearing
  demand deposits             198,379      2.55          141,391      2.69        166,632      2.61
Savings                       165,987      2.33          208,007      2.69        175,831      2.61
Time deposits                 599,920      4.77          581,952      5.25        508,379      5.32
                           ----------      ----       ----------      ----       --------      ----
                Total      $1,082,642      3.47%      $1,038,751      4.29%      $955,203      3.73%
                           ==========      ====       ==========      ====       ========      ====

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1999 is summarized below:

(in thousands of dollars)
3 months or less                        $ 85,715
Over 3 months through 6 months            58,338
Over 6 months through 12 months           78,240
Over 12 months                             9,305
                                        --------
                Total                   $231,598
                                        ========

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO

The following table sets forth the book value and the distribution by category of investment securities at December 31 for the years indicated:


(in thousands of dollars)                               1999          1998          1997
                                                      --------      --------      --------
HELD-TO-MATURITY
State and political subdivisions                      $     --      $     --      $    101
Mortgage-backed securities                                  --            --        88,296
                                                      --------      --------      --------
                  Total                                    $--           $--      $ 88,397
                                                      ========      ========      ========
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.                          $ 15,795      $ 11,966      $ 49,423
 government agencies and corporations
State and political subdivisions                        30,353         9,719         5,098
Mortgage-backed securities                             270,350       120,079        65,799
                                                      --------      --------      --------
                  Total                               $316,498      $141,764      $120,320
                                                      ========      ========      ========
FHLB STOCK                                            $ 31,727      $ 29,481      $ 27,348
                                                      ========      ========      ========


The following table sets forth the maturities of available-for-sale investment securities at December 31, 1999 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

                                                                 After 1                After 5
                                            Within              But Within             But Within                 After
                                            1 year               5 years                10 years                10 years
                                      -----------------      -----------------      -----------------      -------------------
(in thousands of dollars)             Amount      Yield      Amount      Yield      Amount      Yield       Amount       Yield
                                      -------     -----      -------     -----      -------     -----      --------      -----
U.S. Treasury and other U.S.
 government agencies and
 corporations                         $    --        --%     $15,993      5.94%     $    --        --%     $     --        --%
State and political subdivisions          974      6.23          382      4.59       21,181      5.90         9,785      4.92
Mortgage-backed securities             12,635      7.91       72,906      7.72       54,119      6.77       140,455      7.25
                                      -------      ----      -------      ----      -------      ----      --------      ----
                                      $13,609      7.44%     $89,281      6.41%     $75,300      6.38%     $150,240      7.10%
                                      =======      ====      =======      ====      =======      ====      ========      ====

A table setting forth information regarding investment and mortgage-backed securities, including estimated fair value and carrying value of such securities is included in Note D of Notes to the Company's Consolidated Financial Statements.

SHORT-TERM BORROWINGS AND LONG TERM DEBT

Federal funds purchased generally mature on the day following the date of purchase. Securities sold under agreements to repurchase were treated as financings and the obligations to repurchase the securities sold were reflected as a liability with the dollar amount of securities underlying the agreement remaining in the asset accounts.

Advances from the FHLB were made under credit line agreements totaling $471.9 million, of which $94.1 million was undrawn at December 31, 1999. See Notes J and K of Notes to the Company's Consolidated Financial Statements.

At December 31, 1999, there were four long-term FHLB advances totaling $28.0 million, callable beginning January 13, 2000 to July 10, 2003.

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

On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank and Association. The Bank and Association's ability to pay dividends is subject to regulatory restrictions.

To ensure liquidity on a short-term basis, the Company's primary sources are cash or cash equivalents, loan repayments, proceeds from the sale of assets available for sale, increases in deposits, proceeds from maturing securities and, when necessary, federal funds purchased, brokered deposits and credit arrangements with correspondent banks and the FHLB. Maturities of investment securities are also structured to cover large commitments and seasonal fluctuations in credit arrangements.

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company's operating activities provided $28.1 million in 1999, an increase of $160.3 million from the $132.1 million used in 1998. The primary source of cash flows from operations in 1999 was the sale of $148.3 million of loans held for sale, which amounted to $7.8 million at December 31, 1999.

Due to the Company's growth strategies in 1999 as well as liquidity needs due to the Year 2000 date change, the Company's use of FHLB advances increased in the current year. At December 31, 1999, the Company had $377.8 million (25.1% of total liabilities) in advances outstanding from the FHLB compared to $183.6 million (14.2% of total liabilities) at December 31, 1998. The maximum amount of advances that the Company had outstanding at any month-end was $377.8 million. As of December 31, 1999, the Bank and the Association had available unused credit lines of $94.1 million from the FHLB. During 2000, $154.4 million of short-term and $28.2 million of long-term borrowings from the FHLB mature. The borrowing agreements with the FHLB are currently being negotiated for renewal in May 2000 and the Company anticipates that the FHLB maturities will be covered by such renewals. The Company is also currently applying for an increased credit line with the FHLB (calculated as a percentage of total qualified assets) to be applied to the Company on a combined basis, subsequent to the Merger. In addition, the Company anticipates that the available unused credit line will increase to $270.4 million, versus $94.1 million, based on combined qualified assets as of December 31, 1999. The Company anticipates continued growth in the loan portfolio in 2000. The Company intends to fund this anticipated increase in the use of funds by time certificates of deposit, brokered deposits and FHLB advances.

The Company's most liquid assets are cash, interest bearing deposits, Federal funds sold and investment securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period. At December 31, 1999, cash, interest bearing deposits, Federal funds sold and available for sale investment and mortgage-backed securities totaled $389.2 million, an increase of 43.5% from $271.2 million at December 31, 1998.

Investing activities provided (used) cash flow of $(221.3) million in 1999, $158.8 million during 1998, and $(22.9) million in 1997. The primary use of cash for investing activities in 1999 was the net increase in loans of $150.2 million and purchases of available for sale securities of $205.3 million.

Financing activities provided (used) cash flow of $198.4 million in 1999, $(10.1) million during 1998, and $29.6 million in 1997. During 1999, a $133.0 million net increase in short-term borrowings and $150.0 million in proceeds from long-term debt were the primary source of cash flows from financing activities.

At any time, the Company has outstanding commitments to extend credit. See Note P of Notes to the Company's Consolidated Financial Statements.

See Note O of Notes to the Company's Consolidated Financial Statements for further discussion and disclosure of risk management activities.

CAPITAL RESOURCES

The Company has a strong capital base with a Tier I capital ratio of 11.95% at December 31, 1999. This is well above the minimum regulatory guideline of 4.00% for Tier I capital. Bank holding companies are also required to comply with risk-based capital guidelines as established by the Federal Reserve Board. Risk-based capital ratios are calculated with reference to risk-weighted assets that include both on and off-balance sheet exposures. A company's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator). The minimum required qualifying Total Capital ratio is 8%. As of December 31, 1999, the Company's total capital to risk-adjusted assets ratio was 13.21%.

During the second quarter of 1999, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to 10%, or approximately 360,000 shares, of its 3.6 million shares of common stock outstanding. As of December 31,1999, 297,000 shares had been repurchased at prices ranging from $28.250 to $33.625 per share, at a total cost of $9.2 million.

YEAR 2000

The "Year 2000" problem was a significant issue facing financial institutions. Because computers frequently use only two digits to recognize years (instead of four digits), many computer systems, as well as equipment using embedded computer chips, could have been unable to distinguish the year 2000. This would have produced erroneous results or systems may have failed in the year 2000 when the two digit year became "00".

In 1998, the Company established a Year 2000 committee comprised of senior managers from each major operational unit. The Year 2000 committee had prepared a comprehensive program to address this problem to ensure that the Company's computer systems would function properly in the years 2000 and thereafter.

The Company successfully completed its Year 2000 program in a timely and effective manner. The Company did not experience any significant disruptions to the financial or operating activities caused by failure of the computerized systems resulting from Year 2000 issues.

Although there has been no impact to date, the Company may be affected by the Year 2000 effects of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors and customers, whose financial condition or operational capability is significant to the Company. The Company is also subject to credit risk to the extent borrowers failed to adequately address their Year 2000 issues. While the Company continued discussions with, obtained written certification from, tested such external parties' Year 2000 compliance efforts, and have not experienced to date any adverse impact as a result of the failure of these companies to resolve their Year 2000 issues, there is no assurance that there will be no future adverse impact on the Company as a result of unresolved Year 2000 issues of third parties.

The Company has expended, and will continue to expend, the resources necessary to address future issues in a timely manner. Through December 31, 1999, cumulative incremental expenditures of less than $0.2 million have been incurred out of a total projected $0.5 million. The incremental expenditures exclude internal cost and the approximately $2.50 million cost incurred in converting to the FiServ Comprehensive Banking System. The Company did not separately track internal costs related to the internal allocation of personnel and other costs related to the Year 2000 project. Most of these incremental expenditures related to the acquisition and implementation of new and enhanced systems and/or equipment, which was capitalized and amortized over their respective useful lives. Expenses related to the Company's internal resources and Year 2000 remediation costs were expensed as incurred. Minimal future expenditures are expected to take place over the next year, funded by operating cash flows, and are not expected to have a material impact on the Company's financial condition or results of operations. No assurance, however, can be given that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Operating earnings for the fourth quarter of 1999 were $2.5 million, or $0.74 per diluted share, a 15.5% increase over operating earnings of $2.1 million, or $0.60 per diluted share for the same quarter in 1998. Operating cash earnings for the fourth quarter of 1999 were $2.7 million, or $0.82 per diluted share, a 13.9% increase over the same quarter in 1998.

As previously mentioned, during the fourth quarter of 1999, the Company recorded a non-cash after-tax charge of $7.9 million ($2.38 per share) related to its change in method for evaluating the recoverability of goodwill, from an undiscounted cash flow to a discounted cash flow basis. In addition, the Company recorded an after-tax charge of $0.9 million ($0.28 per share) related to the impending merger of its two principal subsidiaries, the Bank and the Association. Inclusive of these two charges, there was a net loss for the fourth quarter of 1999 of $6.3 million, or $1.92 per diluted share.

The following table summarizes the Company's quarterly results for the years 1999 and 1998:

                                                                       QUARTER
(IN THOUSANDS OF DOLLARS,                     --------------------------------------------------------------
       EXCEPT PER SHARE DATA)                  FIRST       SECOND        THIRD        FOURTH         TOTAL
                                              -------      -------      -------      --------       --------
1999:
TOTAL INTEREST INCOME                         $26,425      $26,810      $28,999      $ 30,206       $112,440
TOTAL INTEREST EXPENSE                         12,018       12,009       13,752        14,938         52,717
                                              -------      -------      -------      --------       --------
       NET INTEREST INCOME                     14,407       14,801       15,247        15,268         59,723
PROVISION FOR CREDIT LOSSES                     1,175        1,090        1,333         1,377          4,975
NONINTEREST INCOME                              2,657        2,305        2,011         2,148          9,121
NONINTEREST EXPENSE                            12,618       12,460       11,862        21,396         58,336
                                              -------      -------      -------      --------       --------
       INCOME (LOSS) BEFORE INCOME TAXES        3,271        3,556        4,063        (5,357)         5,533
INCOME TAX EXPENSE                              1,295        1,357        1,583           992          5,227
                                              -------      -------      -------      --------       --------
       NET INCOME (LOSS)                      $ 1,976      $ 2,199      $ 2,480      $ (6,349)      $    306
                                              =======      =======      =======      ========       ========

BASIC EARNINGS PER SHARE                      $  0.56      $  0.62      $  0.72      $  (1.92)      $   0.09
DILUTED EARNINGS PER SHARE                    $  0.56      $  0.62      $  0.72      $  (1.92)      $   0.09

1998:
Total interest income                         $28,487      $28,612      $28,772      $ 26,189       $112,060
Total interest expense                         13,936       13,794       13,320        12,761         53,811
                                              -------      -------      -------      --------       --------
       Net interest income                     14,551       14,818       15,452        13,428         58,249
Provision for credit losses                     1,300        1,525        2,986         1,625          7,436
Noninterest income                              1,695        2,221        3,921         1,952          9,789
Noninterest expense                            11,668       12,020       12,593        10,487         46,768
                                              -------      -------      -------      --------       --------
       Income before income taxes               3,278        3,494        3,794         3,268         13,834
Income tax expense                              1,326        1,357        1,640         1,142          5,465
                                              -------      -------      -------      --------       --------
       Net income                             $ 1,952      $ 2,137      $ 2,154      $  2,126       $  8,369
                                              =======      =======      =======      ========       ========

Basic earnings per share                      $  0.55      $  0.60      $  0.61      $   0.60       $   2.36
Diluted earnings per share                    $  0.55      $  0.60      $  0.60      $   0.60       $   2.35


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest-rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice.

The Company also measures and monitors its sensitivity to interest rates using net interest income simulations on a quarterly basis. Any identified exposure is managed primarily through the use of off-balance sheet instruments such as swaps, caps, floors and options on mortgage-backed securities and through extending or shortening the duration of the investment and mortgage-backed securities portfolio, retail certificates of deposit and FHLB advances. The Company currently does not engage in the use of trading activities, high-risk derivatives and synthetic instruments in controlling its interest rate risk. Such uses are permitted at the recommendation of ALCO with the approval of the Board of Directors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

                                          0-90        91-180      181-365      Over 1-5     Over 5     Non-rate
(in thousands of dollars)                 days         days         days         years       years     sensitive      Total
                                        ---------    ---------    ---------    ---------    --------   ---------    ----------
Assets:
       Investment and mortgage-
        backed securities and
        interest-bearing deposits
        in other banks                  $  68,423    $   6,438    $  18,772    $  91,139    $163,529   $      --    $  348,301
       Federal funds sold                   5,700           --           --           --          --          --         5,700
       Commercial loans                   140,143       11,783       13,252       25,773      25,960          --       216,911
       Real estate loans                   99,458       77,254      153,159      280,515     209,480          --       819,866
       Consumer loans                      47,453        3,261        5,551       24,879       9,063          --        90,207
       Other assets                            --           --           --           --          --     138,564       138,564
                                        ---------    ---------    ---------    ---------    --------   ---------    ----------
Total assets                            $ 361,177    $  98,736    $ 190,734    $ 422,306    $408,032   $ 138,564    $1,619,549
                                        =========    =========    =========    =========    ========   =========    ==========
Liabilities and stockholders' equity:
       Noninterest-bearing
          deposits                      $      --    $      --    $      --    $      --    $     --   $ 120,544    $  120,544
       Time and savings deposits          294,547      191,889      192,968       74,876     231,321          --       985,601
       Short-term borrowings              114,884           --       40,000           --          --          --       154,884
       Long-term debt                      75,003       32,652        5,505      105,047       6,933          --       225,140
       Other liabilities                       --           --           --           --          --      18,689        18,689
       Stockholders' equity                    --           --           --           --          --     114,691       114,691
                                        ---------    ---------    ---------    ---------    --------   ---------    ----------
Total liabilities and
       stockholders' equity             $ 484,434    $ 224,541    $ 238,473    $ 179,923    $238,254   $ 253,924    $1,619,549
                                        =========    =========    =========    =========    ========   =========    ==========
Interest rate
       sensitivity gap                  $(123,257)   $(125,805)   $ (47,739)   $ 242,383    $169,778   $(115,360)   $       --

Cumulative interest rate
       sensitivity gap                  $(123,257)   $(249,062)   $(296,801)   $ (54,418)   $115,360   $      --    $       --

The Company's policy is to match its level of interest-earning assets and interest-bearing liabilities within a limited range, thereby reducing its exposure to interest rate fluctuations. In connection with these asset and liability management objectives, various actions have been taken, including changes in the composition of assets and liabilities, and the use of financial instruments.

When appropriate, ALCO may utilize off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. A Board of Directors approved hedging policy statement governs the use of these instruments.

The financial instruments used and their notional amounts outstanding at December 31 for the years indicated were as follows:


(in thousands of dollars)                  1999      1998         1997
                                           ----      ----       --------
Interest rate swaps:
       Pay-fixed swaps-notional amount      $--       $--       $10,000
       Average receive rate                  --%       --%         5.88%
       Average pay rate                      --%       --%         6.25%


Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to the agreed notional amount. The Company paid the fixed rate and received the floating rate under the majority of its swaps outstanding at December 31, 1997.

Interest rate contracts are primarily used to convert certain deposits and long-term debt to floating interest rates or to convert certain groups of customer loans and other interest earning assets to fixed rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

Interest rate options, which primarily consist of caps and floors, are interest rate protection instruments that involve the payment from the seller to the buyer of an interest rate differential in exchange for a premium paid by the buyer. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional amount. Interest rate caps limit the cap holder's risk associated with an increase in interest rates. Interest rate floors limit the risk associated with a decline in interest rates.

Interest rate options at December 31, 1999 and 1998 consisted of the following:

                                               1999                        1998
                                       -----------------------     -----------------------
                                       NOTIONAL     ESTIMATED      Notional     Estimated
(in thousands of dollars)               AMOUNT      FAIR VALUE     Amount       Fair Value
                                       --------     ----------     --------     ----------
Caps                                   $     --        $--         $ 5,000        $  --
Floors                                   10,000         (1)         10,000         (144)
                                       --------        ---         -------        -----
  Total interest rate options          $ 10,000        $(1)        $15,000        $(144)
                                       ========        ===         =======        =====

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits which specify a tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1999.

                 Estimated NII Sensitivity
                 -------------------------
Rate Change         1999          1998
                  -------        -------
   +200bp         (3.65)%        (1.16)%
   -200bp          1.06 %        (2.29)%

Loan growth from December 31, 1998 to 1999 of $356.1 million, or 36.2%, has been predominantly longer-term fixed rate or prime-based loans while funding has been mainly a combination of short-term time certificates of deposit and FHLB advances. These changes have made the balance sheet more liability sensitive and more negatively exposed to continued upward movement in interest rates. As a result, the Company has been and will continue efforts to extend terms of time certificates of deposits and use of putable FHLB advances to extend funding terms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
AND INDEPENDENT AUDITORS' REPORTS

CB BANCSHARES, INC. AND SUBSIDIARIES

December 31, 1999, 1998 and 1997


                                                         PAGE
                     CONTENTS                           NUMBERS
                     --------                           -------
INDEPENDENT AUDITORS' REPORTS                           43 - 44

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                          45
     CONSOLIDATED STATEMENTS OF INCOME                    46
       CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY AND
          COMPREHENSIVE INCOME (LOSS)                     47
     CONSOLIDATED STATEMENTS OF CASH FLOWS              48 - 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                50

INDEPENDENT AUDITORS' REPORT
CB Bancshares, Inc. and Subsidiaries

The Board of Directors and Stockholders
CB Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of CB Bancshares, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income
(loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Bancshares, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in note B to the consolidated financial statements, the Company changed its method for assessing recoverability of goodwill in 1999.


/s/ KPMG LLP
------------------------

Honolulu, Hawaii
February 18, 2000

INDEPENDENT AUDITORS' REPORT
CB Bancshares, Inc. and Subsidiaries

Board of Directors and Stockholders
CB Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of CB Bancshares, Inc. (a Hawaii corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CB Bancshares, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP
-----------------------------

Honolulu, Hawaii
February 12, 1999

CONSOLIDATED BALANCE SHEETS
CB Bancshares, Inc. and Subsidiaries

                                                                                        DECEMBER 31,
                                                                                  ------------------------
(in thousands, except number of shares and per share data)                          1999           1998
                                                                                  ----------    ----------
 ASSETS

 Cash and due from banks (note A)                                                 $   66,918    $   61,658
 Interest-bearing deposits in other banks (note K)                                        76        20,000
 Federal funds sold                                                                    5,700        47,752
 Investment and mortgage-backed securities (notes D, J and K):
     Available-for-sale                                                              316,498       141,764
     FHLB stock                                                                       31,727        29,481
 Loans held for sale                                                                   7,805        99,602
 Loans, net (notes E, F, J and K)                                                  1,126,984       961,924
 Premises and equipment, net (note H)                                                 18,008        20,916
 Other real estate owned and other repossessed property (note G)                       6,385         8,583
 Accrued interest receivable and other assets (notes M and R)                         39,448        36,758
                                                                                  ----------    ----------
TOTAL ASSETS                                                                      $1,619,549    $1,428,438
                                                                                  ==========    ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits (note I):
            Noninterest-bearing                                                   $  120,544    $  119,649
            Interest-bearing                                                         985,601       964,961
                                                                                  ----------    ----------
                     Total deposits                                                1,106,145     1,084,610
                                                                                  ----------    ----------

 Short-term borrowings (note J)                                                      154,884        21,926
 Accrued expenses and other liabilities (notes M and N)                               18,689        18,443
 Long-term debt (note K)                                                             225,140       171,087
                                                                                  ----------    ----------
                     Total liabilities                                             1,504,858     1,296,066
                                                                                  ----------    ----------

 Commitments and contingencies (notes H, K, O, P, Q and R) Stockholders' equity
 (notes R and S):
     Preferred stock $1 par value -
        Authorized and unissued 25,000,000 shares                                         --            --
     Common stock $1 par value -
        Authorized 50,000,000 shares;
        issued and outstanding 3,255,282 shares in 1999
        and 3,552,228 shares in 1998                                                   3,255         3,552
     Additional paid-in capital                                                       56,219        65,108
     Retained earnings                                                                62,159        62,784
     Accumulated other comprehensive income (loss), net of tax                        (6,942)          928
                                                                                  ----------    ----------
                     Total stockholders' equity                                      114,691       132,372
                                                                                  ----------    ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,619,549    $1,428,438
                                                                                  ==========    ==========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CB Bancshares, Inc. and Subsidiaries

                                                                        YEARS ENDED DECEMBER 31,
                                                                     -------------------------------
(in thousands, except per share data)                                  1999       1998        1997
                                                                     --------   --------    --------
 Interest income:
              Interest and fees on loans                             $ 91,731   $ 93,491    $ 93,025
              Interest and dividends on investment and
                  mortgage-backed securities:
                       Taxable interest income                         16,023     13,708      15,907
                       Nontaxable interest income                       1,035        435         207
                       Dividends                                        2,249      2,135       2,001
              Other interest income                                     1,402      2,291       1,389
                                                                     --------   --------    --------
                              Total interest income                   112,440    112,060     112,529
                                                                     ========   ========    ========
 Interest expense:
              Deposits (note I)                                        37,572     39,940      35,966
              FHLB advances and other short-term borrowings             3,282      3,536      11,364
              Long-term debt                                           11,863     10,335       6,529
                                                                     --------   --------    --------
                              Total interest expense                   52,717     53,811      53,859
                                                                     ========   ========    ========
                              Net interest income                      59,723     58,249      58,670
 Provision for credit losses (note F)                                   4,975      7,436       6,250
                                                                     --------   --------    --------
                              Net interest income
                                  after provision for credit losses    54,748     50,813      52,420
                                                                     --------   --------    --------
 Noninterest income:
              Service charges on deposit accounts                       2,060      1,740       1,632
              Other service charges and fees                            3,008      2,630       2,460
              Net realized gains (losses) on sales of securities
                   (notes D and T)                                        (32)     4,104         177
              Net gains (losses) on sales of loans                      2,744       (447)      1,174
              Other                                                     1,341      1,762       1,669
                                                                     --------   --------    --------
                              Total noninterest income                  9,121      9,789       7,112
                                                                     ========   ========    ========
 Noninterest expense:
              Salaries and employee benefits (note R)                  20,427     18,338      19,652
              Net occupancy expense (note H)                            8,022      9,024       8,325
              Equipment expense (note H)                                3,441      3,803       3,176
              Write-off of goodwill (note B)                            7,873         --          --
              Restructuring and merger-related charges (note C)         1,551         --          --
              Other (note L)                                           17,022     15,603      16,404
                                                                     --------   --------    --------
                              Total noninterest expense                58,336     46,768      47,557
                                                                     ========   ========    ========
                              Income before income taxes                5,533     13,834      11,975
 Income tax expense (note M)                                            5,227      5,465       4,757
                                                                     ========   ========    ========
                              NET INCOME                             $    306   $  8,369    $  7,218
                                                                     ========   ========    ========
 Per share data (note S):
              Basic                                                  $   0.09   $   2.36    $   2.03
              Diluted                                                $   0.09   $   2.35    $   2.03
                                                                     ========   ========    ========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
CB Bancshares, Inc. and Subsidiaries

                                                                       YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                        ---------------------------------------------------------------------------
                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                           COMMON STOCK        ADDITIONAL                 COMPREHENSIVE
 (IN THOUSANDS OF DOLLARS, EXCEPT PER                   ------------------       PAID-IN      RETAINED        INCOME
    SHARE DATA)                                         SHARES      AMOUNT       CAPITAL      EARNINGS        (LOSS)        TOTAL
                                                        -----       ------     ----------     --------    -------------    --------
YEAR ENDED DECEMBER 31, 1999:
BALANCE AT JANUARY 1, 1999                              3,552       $3,552       $65,108       $62,784       $   928       $132,372
  COMPREHENSIVE INCOME (LOSS)
     NET INCOME                                            --           --            --           306            --            306
     OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
        UNREALIZED LOSSES ON SECURITIES,
           NET OF RECLASSIFICATION
           ADJUSTMENT                                      --           --            --            --        (7,870)        (7,870)
                                                        -----       ------       -------       -------       -------       --------
              TOTAL COMPREHENSIVE INCOME (LOSS)            --           --            --           306        (7,870)        (7,564)
                                                        -----       ------       -------       -------       -------       --------
  CASH DIVIDENDS:
     $0.270 PER SHARE                                      --           --            --          (931)           --           (931)
  CANCELLED AND RETIRED SHARES                           (297)        (297)       (8,889)           --            --         (9,186)
                                                        -----       ------       -------       -------       -------       --------
 BALANCE AT DECEMBER 31, 1999                           3,255       $3,255       $56,219       $62,159       $(6,942)      $114,691
                                                        =====       ======       =======       =======       =======       ========

Year ended December 31, 1998:
Balance at January 1, 1998                              3,551       $3,551       $65,080       $55,233       $ 1,201       $125,065
  Comprehensive income:
     Net income                                            --           --            --         8,369            --          8,369
     Other comprehensive income (loss), net of tax
        Unrealized losses on securities,
           net of reclassification
           adjustment                                      --           --            --            --          (273)          (273)
                                                        -----       ------       -------       -------       -------       --------
             Total comprehensive income                    --           --            --         8,369          (273)         8,096
                                                        -----       ------       -------       -------       -------       --------
  Options exercised                                         1            1            28            --            --             29
  Cash dividends:
     $0.230 per share                                      --           --            --          (818)           --           (818)
                                                        -----       ------       -------       -------       -------       --------
Balance at December 31, 1998                            3,552       $3,552       $65,108       $62,784       $   928       $132,372
                                                        =====       ======       =======       =======       =======       ========

Year ended December 31, 1997:
Balance at January 1, 1997                              3,551       $3,551       $65,080       $49,878       $   902       $119,411
  Comprehensive income:
     Net income                                            --           --            --         7,218            --          7,218
     Other comprehensive income, net of tax
        Unrealized gains on securities,
           net of reclassification
           adjustment                                      --           --            --            --           299            299
                                                        -----       ------       -------       -------       -------       --------
             Total comprehensive income                    --           --            --         7,218           299          7,517
                                                        -----       ------       -------       -------       -------       --------
  Cash dividends:
     $0.975 per share                                      --           --            --        (1,863)           --         (1,863)
                                                        -----       ------       -------       -------       -------       --------
Balance at December 31, 1997                            3,551       $3,551       $65,080       $55,233       $ 1,201       $125,065
                                                        =====       ======       =======       =======       =======       ========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CB Bancshares, Inc. and Subsidiaries

                                                                           Years ended December 31,
                                                                  ----------------------------------------
 (in thousands of dollars)                                           1999            1998           1997
                                                                  ---------       ---------       --------
 Cash flows from operating activities:
     Net income                                                   $     306       $   8,369       $  7,218
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Provision for credit losses                                   4,975           7,436          6,250
        Loss on disposition of premises and equipment                    --             103            805
        Depreciation and amortization                                 4,492           3,460          3,576
        Deferred income taxes                                         1,409          (1,429)           416
        Decrease (increase) in accrued interest receivable           (2,203)            561           (133)
        Increase (decrease) in accrued interest payable                 822          (3,330)         1,022
        Loans originated for sale                                  (144,342)       (288,460)       (78,570)
        Sale of loans held for sale                                 148,323         141,072         57,906
        Decrease (increase) in other assets                           1,743          (1,295)          (491)
        Increase in income taxes payable                                908             105          1,246
        Increase (decrease) in other liabilities                      2,553             106         (2,220)
        Write-off of goodwill                                         7,873              --             --
        Restructuring and merger-related charges                      1,551              --             --
        Other                                                          (297)          1,163          1,212
                                                                  ---------       ---------       --------
            Net cash provided by (used in) operating
              activities                                             28,113        (132,139)        (1,763)
                                                                  ---------       ---------       --------
 Cash flows from investing activities:
     Net decrease(increase) in interest-bearing deposits
       in other banks                                                19,924          10,000        (13,500)
     Net decrease(increase)  in federal funds sold                   42,052         (43,047)        (4,700)
     Proceeds from sales of held-to-maturity securities                  --          73,222             --
     Proceeds from maturities of held-to-maturity securities             --          20,703          9,437
     Proceeds from sales of available-for-sale securities            32,883          81,605         12,862
     Proceeds from maturities of available-for-sale
       securities                                                    42,581          29,233         22,640
     Purchase of available-for-sale securities                     (205,303)        (44,064)       (17,634)
     Purchase of FHLB stock                                          (2,246)         (2,133)        (2,248)
     Net loan originations over principal payments                 (150,222)         22,396        (27,751)
     Proceeds from sales of loans                                        --          10,257             --
     Proceeds from sales of premises and equipment                       --              23            467
     Capital expenditures                                            (1,233)         (4,493)        (4,823)
     Proceeds from sales of foreclosed assets                        10,282           5,058          2,400
     Purchase of bank owned life insurance                          (10,000)             --             --
                                                                  ---------       ---------       --------
            Net cash provided by (used in) investing
              activities                                           (221,282)        158,760        (22,850)
                                                                  ---------       ---------       --------
            Subtotal carried forward                               (193,169)         26,621        (24,613)
                                                                  ---------       ---------       --------

CB Bancshares, Inc. and Subsidiaries

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                         ----------------------------------------
 (in thousands of dollars)                                                                  1999            1998           1997
                                                                                         ---------       ---------       --------
            Subtotal brought forward                                                      (193,169)         26,621        (24,613)
                                                                                         ---------       ---------       --------
 Cash flows from financing activities:
     Net increase in time deposits                                                          31,073          44,128         62,187
     Net increase (decrease) in other deposits                                              (9,538)         31,754         (5,369)
     Net increase (decrease) in short-term borrowings                                      132,958        (115,286)       (71,469)
     Proceeds from long-term debt                                                          150,000          58,000         89,672
     Principal payments on long-term debt                                                  (95,947)        (27,961)       (43,696)
     Cash dividends paid                                                                      (931)           (777)        (1,694)
     Stock repurchase                                                                       (9,186)             --             --
     Stock options exercised                                                                    --              29             --
                                                                                         ---------       ---------       --------
            Net cash provided by (used in) financing activities                            198,429         (10,113)        29,631
                                                                                         ---------       ---------       --------
            Increase in cash and due from banks                                              5,260          16,508          5,018

 Cash and due from banks at beginning of year                                               61,658          45,150         40,132
                                                                                         =========       =========       ========

 Cash and due from banks at end of year                                                  $  66,918       $  61,658       $ 45,150
                                                                                         =========       =========       ========

 Supplemental disclosures of cash flow information:
     Interest paid on deposits and other borrowings                                      $  51,895       $  57,141       $ 52,837
     Income taxes paid                                                                       3,213           6,854          3,711

 Supplemental schedule of non-cash operating and investing activity:
     The Company converted $9,038, $11,355 and $8,524 of loans into other real estate owned and repossessed personal property in 1999, 1998 and 1997, respectively.
     During 1999, the Company transferred $47,142 of loans classified as held-for-sale to held-for-investment
     During 1999, the Company securitized $58,965 of mortgage loans into mortgage-backed securities classified as available-for-sale. In
            1998, the Company securitized $76,153 and $14,693 of mortgage loans into mortgage-backed securities classified as available-for-sale and held-to-maturity, respectively
     During 1998, the Company transferred $12,859 of securities classified as held-to-maturity to available-for-sale

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CB Bancshares, Inc. and Subsidiaries

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The significant accounting policies of the Company are as follows:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION. The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries: City Bank and its wholly-owned subsidiary (the "Bank"); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the "Association"); and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

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

RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS. The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company's financial instruments is concentrated in its loans receivable.

Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Company's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Company generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Company's mortgage loans, the collateral will be the underlying mortgaged property. The Company's lending activities are primarily concentrated in the state of Hawaii.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. The Company closely monitors the pricing sensitivity of its financial instruments.

CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption, "Cash and due from banks". Included in cash are amounts restricted for the Federal Reserve requirement of $3,499,000 and $8,365,000 in

1999 and 1998, respectively.

INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment and mortgage-backed securities are classified into the following categories:

Held-to-maturity securities are securities the Company has the positive intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost with premiums and discounts included in interest income over the period to maturity, using the interest method.

Available-for-sale securities are securities not classified as either trading or held-to-maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, included as accumulated other comprehensive income (loss) in stockholders' equity. Premiums and discounts are included in interest income over the period to maturity using the interest method. Gains and losses on sale are determined using the specific identification method.

For individual held-to-maturity and available-for-sale securities, declines in fair value below cost for other than temporary market conditions, would result in write-downs of the carrying value to the current fair value and the realized losses included in earnings.

As a member of the Federal Home Loan Bank of Seattle (the "FHLB"), the Company is required to maintain a minimum investment in the capital stock of the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB. The stock is recorded as a restricted investment security at par.

LOANS HELD TO MATURITY. Interest income on loans receivable is accrued as it is earned. Loans the Company has the intent and ability to hold until maturity are reported at the outstanding principal balance, adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

Loan origination fees and costs are deferred and recognized as an adjustment of the yield. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status. Loan commitment fees received are deferred as other liabilities until the loan is advanced and are then recognized over the loan term as an adjustment of the yield. At expiration, unused commitment fees are recognized as fees and commission revenue. Guarantee fees received are recognized as fee revenue over the related terms.

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

Loans are impaired when, based on current information and events, it is probable principal or interest will not be collected when contractually due or will be unreasonably delayed. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as residential mortgages and consumer installment loans, are collectively evaluated for impairment, except for loans restructured under a troubled debt restructuring.

Interest accrual on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make scheduled payments. When interest accrual is discontinued, any outstanding accrued interest is reversed and subsequently, interest income is recognized as payments are received.

The Company generally places loans on nonaccrual status that are 90 days past due as to principal or interest unless well-collateralized and in the process of collection, or when management believes that collection of principal or interest has become doubtful, or when a loan is first classified as impaired. When loans are placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. Cash interest payments received on nonaccrual and impaired loans are applied as a reduction of principal balance when doubt exists as to the ultimate collection of the principal; otherwise, such payments are recorded as income.

Nonaccrual loans are generally returned to accrual status when they become both current as to principal and interest or become both well collateralized and in the process of collection.

LOANS HELD FOR SALE. The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests. Residential mortgage loans originated for sale are classified as loans held for sale and are accounted for at the lower of aggregate cost or fair value. Loan fees collected upon origination are deferred and recognized as an adjustment of yield until the time of sale when the remaining deferred balance is recognized in full.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS. A transfer of financial assets is accounted for as a sale when control is surrendered over the assets transferred and when consideration other than beneficial interests in the assets sold is received in the exchange. Servicing rights and other retained interests in the assets sold are recorded by allocating the previous recorded investment between the asset sold and the interest retained based on their relative fair values, if practicable to determine, at the date of transfer.

The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or retained upon sales of loans originated. For purposes of evaluating and measuring impairment of mortgage servicing rights, the Company stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Based upon current fair values, mortgage servicing rights are periodically assessed for impairment. Impairment is recognized in the statement of income during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. Mortgage servicing rights are amortized over the period of estimated net servicing income and take into account appropriate prepayment assumptions.

At December 31, 1999 and 1998, servicing assets net of the related amortization of $1.7 million and $1.3 million, respectively were included in other assets.

GOODWILL. Effective December 24, 1999, the Company's accounting policy for assessing recoverability of goodwill is as follows:

Goodwill is amortized on a straight-line basis over its estimated useful life, principally over a fifteen year period. It is the Company's policy to review goodwill for impairment whenever events or changes in circumstances indicate that its investment in the underlying assets/businesses which gave rise to such goodwill may not be recoverable. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangible) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. Prior to December 24, 1999, the assessment of recoverability and measurement of impairment of goodwill was based on undiscounted cash flows.

PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using both the straight-line and accelerated methods over the estimated useful lives of the assets or the applicable facility leases, whichever is shorter. The range of estimated useful lives is 3 to 45 years for premises and leasehold improvements and 3 to 20 years for equipment.

OTHER REAL ESTATE OWNED. Other real estate owned properties acquired through, or in lieu of, foreclosure proceedings are recorded at the fair value on the date of foreclosure establishing a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. After foreclosure, management performs periodic valuations and the properties are carried at the lower of cost or fair value, less estimated costs to sell. Revenues, expenses and provisions to the valuation allowance are included in operations as incurred.

INCOME TAXES. The Company files consolidated income tax returns. The Bank and the Association pay to or receive from the Parent Company the amount of income taxes they would have paid or received had they filed separate income tax returns.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RISK MANAGEMENT INSTRUMENTS. As part of its risk management activities, the Company uses interest rate swaps, caps and floors to modify the interest rate characteristics of certain assets and liabilities. Amounts receivable or payable under interest rate swap, cap and floor agreements are recognized as interest income or expense under the accrual method. Gains and losses on other interest rate derivative financial instruments that do not qualify as hedges are recognized as other income or expense.

Gains and losses on hedges of existing assets or liabilities from interest rate options and forward contracts are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. The derivative contracts are designated as hedges when acquired. They are expected to be effective economic hedges and have high correlation with the items being hedged at inception and throughout the hedge period. Movements in the item being hedged and in the hedging instruments are monitored throughout the period of the hedge for high correlation.

Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on early terminations of contracts that modify the characteristics of designated assets or liabilities are deferred and amortized as an adjustment to the yield of the related assets or liabilities over their remaining lives.

STOCK-BASED COMPENSATION. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for

Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

EARNINGS PER SHARE. Basic earnings per common share are based on the weighted-average number of common shares outstanding for the year. Diluted earnings per common share are based on the assumption that all potentially dilutive common shares and dilutive stock options were converted at the beginning of the year.

NEW ACCOUNTING PRINCIPLES. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The effective date for SFAS No. 133 is January 1, 2000. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

NOTE B - CHANGE IN ACCOUNTING FOR GOODWILL

In December 1999, the Company elected to change its method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. The Company determined that using a discounted cash flow methodology was a preferable policy. The rate used in determining discounted cash flows was a rate corresponding to the Company's cost of capital. The Company believes that fair value (i.e., discounted cash flows) is preferable because it is consistent with the basis used for investment decisions (acquisitions and capital projects) and takes into account the specific and detailed operating plans and strategies of the related business segment. This change represents a change in accounting principle which is indistinguishable from a change in estimate. Accordingly, the effect of the change was recorded as part of noninterest expense. For the years ended December 31, 1999, 1998 and 1997, amortization of goodwill was $851,000.

As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-off of goodwill of $7.9 million ($2.38 per share) in 1999. This charge represented the amount required to writedown the carrying value of the goodwill to the Company's estimate, as of December 24, 1999, of the estimated future discounted cash flows using the methodology described in Note A.

NOTE C - RESTRUCTURING AND MERGER-RELATED CHARGES

In the fourth quarter of 1999, the Company announced plans to merge its two principal subsidiaries, the Bank and the Association (the "Merger"). Subject to regulatory approvals, the Merger is expected to be effective July 1, 2000. After the Merger, the combined institution will operate under the "City Bank" name.

In connection with the Merger, the Company recorded $1.6 million ($0.9 million and $0.28 per share, after taxes) of restructuring and merger-related charges primarily comprised of write-offs of improvements associated with excess leased commercial property.

NOTE D - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair values of the Company's investment and mortgage-backed securities portfolio at December 31, 1999 and 1998 were as follows:

                                                       Gross        Gross
                                         AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
(in thousands of dollars)                  COST        GAINS       LOSSES      FAIR VALUE
                                         ---------   ----------   ----------   ----------
1999:
AVAILABLE-FOR-SALE SECURITIES:
  U.S. TREASURY AND OTHER
     U.S. GOVERNMENT AGENCIES
     AND CORPORATIONS                    $ 15,993      $   --      $   198      $ 15,795
  STATES AND POLITICAL SUBDIVISIONS        32,322          10        1,979        30,353
  MORTGAGE-BACKED SECURITIES              280,115       1,197       10,962       270,350
                                         --------      ------      -------      --------
     TOTAL AVAILABLE-FOR-SALE            $328,430      $1,207      $13,139      $316,498
                                         ========      ======      =======      ========

                                                        Gross         Gross
                                         Amortized    Unrealized    Unrealized     Estimated
(in thousands of dollars)                  Cost         Gains         Losses      Fair Value
                                         --------     ----------    ----------    ----------
1998:
Available-for-sale securities:
  U.S. Treasury and other
     U.S. Government agencies
     and corporations                    $ 11,900       $   66         $ --        $ 11,966
  States and political subdivisions         9,581          285          147           9,719
  Mortgage-backed securities              118,908        1,558          387         120,079
                                         --------       ------         ----        --------
     Total available-for-sale            $140,389       $1,909         $534        $141,764
                                         ========       ======         ====        ========

Securities with an aggregate carrying value of $97,282,000 and $85,519,000, at December 31, 1999 and 1998, respectively, were pledged to collateralize public deposits and for other purposes required by law.

The following presents the amortized cost and estimated fair value of available-for-sale investment securities at December 31, 1999 by contractual maturity. Expected maturity will differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The stated maturity of mortgage-backed securities are presented in total since the principal cash flows of these securities are not received at a single maturity date.

                                                  AMORTIZED          ESTIMATED
(in thousands of dollars)                           COST             FAIR VALUE
                                                  ---------          ----------
DUE IN ONE YEAR OR LESS                           $    974            $    982
DUE AFTER ONE YEAR THROUGH FIVE YEARS                16,375             16,153
DUE AFTER FIVE YEARS THROUGH TEN YEARS               21,181             19,876
DUE AFTER TEN YEARS                                   9,785              9,137
                                                   --------           --------
                                                     48,315             46,148
MORTGAGE-BACKED SECURITIES                          280,115            270,350
                                                   --------           --------
     TOTAL                                         $328,430           $316,498
                                                   ========           ========

In 1998, held-to-maturity securities of $69,510,000 were sold due to a change in investment strategy, resulting in gross realized gains of $3,712,000. Due to the sales of the held-to-maturity securities during 1998, the Company transferred $12,859,000 of securities classified as held-to-maturity to available-for-sale. The related net unrealized gain from this reclassification was $232,000. There were no sales of held-to-maturity securities in 1997. Proceeds from sales of securities available-for-sale during 1999, 1998, and 1997 were $32,883,000, $81,605,000, and $12,862,000, respectively. These sales resulted in gross realized gains of $267,000, $502,000, and $268,000 and gross realized losses of $299,000, $110,000, and $91,000, respectively. Income tax benefit recognized on net securities losses was $13,000 in 1999. Income tax expense recognized on net securities gains were $157,000 and $71,000 in 1998 and 1997, respectively.

NOTE E - LOANS

The loan portfolio consisted of the following at December 31, 1999 and 1998:

(in thousands of dollars)                1999                   1998
                                      ----------              --------
Commercial and financial              $  224,660              $191,128
Real estate:
     Construction                         15,096                25,453
     Commercial                          196,810               150,690
     Residential                         621,200               531,623
Installment and consumer                  91,647                85,562
                                      ----------              --------
          Gross loans                  1,149,413               984,456
Less:
     Unearned discount                         4                     5
     Net deferred loan fees                4,483                 4,756
     Allowance for credit losses          17,942                17,771
                                      ----------              --------
         Loans, net                   $1,126,984              $961,924
                                      ==========              ========

Substantially all of the Company's real estate loans are collateralized by properties located in the State of Hawaii. In 1998, certain delinquent loans were sold to improve the asset quality of the Company's loan portfolio. Proceeds from the sale totaled $10,257,000 with a resulting loss of $2,636,000.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans, including mortgage-backed securities serviced for others, were $461,305,000, $466,462,000 and $399,497,000 at December 31, 1999, 1998 and 1997, respectively.
Custodial escrow balances maintained with the foregoing loan servicing, and included in demand deposits, were $2,696,000, $2,703,000 and $2,893,000 at December 31, 1999, 1998 and 1997, respectively.

Nonaccrual loans at December 31, 1999 and 1998 were $11,782,000 and $13,267,000, respectively. The amount of interest income which would have been accrued in 1999 and 1998 on nonaccrual loans (had these loans been current) amounted to $0.7 million and $1.72 million, respectively.

In the normal course of business, the Company makes loans to its executive officers and directors and to companies and individuals affiliated with its executive officers and directors. Such loans and loan commitments were made at the Company's normal credit terms, including interest rates and collateral requirements, and do not represent more than a normal risk of collection. The following is the activity of loans to such parties in 1999:

 (in thousands of dollars)

BALANCE AT BEGINNING OF YEAR       $ 7,636
     NEW LOANS                       4,504
     REPAYMENTS                     (3,395)
                                   -------
BALANCE AT END OF YEAR             $ 8,745
                                   =======

NOTE F - ALLOWANCE FOR CREDIT LOSSES

The changes in the allowance for credit losses for the years indicated were as follows:

(in thousands of dollars)                  1999              1998               1997
                                          -------           -------            -------
Balance at beginning of year              $17,771           $16,365            $15,431
     Provision charged to expense           4,975             7,436              6,250
     Recoveries                               619             1,094                609
     Charge-offs                           (5,423)           (7,124)            (5,925)
                                          -------           -------            -------
Balance at end of year                    $17,942           $17,771            $16,365
                                          =======           =======            =======

Information related to loans considered to be impaired for the years indicated were as follows:

(in thousands of dollars)                                  1999        1998         1997
                                                         -------      -------      ------
Recorded investment in impaired loans                    $20,038      $15,187      $9,151
Impaired loans with related allowance
   for credit losses calculated under
   SFAS. No. 114                                           8,224        7,996       8,134
Total allowance for credit losses on impaired loans        2,262          989       1,360
Average recorded investment in
   impaired loans during the year                         19,147       10,741       9,997
Interest income on impaired loans using
  cash basis of income recognition                         1,499        1,420         131
                                                         -------      -------      ------

NOTE G - OTHER REAL ESTATE OWNED

The carrying value of foreclosed real estate, net of the following allowance for losses, were $6,385,000, $8,583,000 and $3,686,000 at December 31, 1999, 1998
and 1997, respectively. Activity in the allowance for losses on other real estate owned was as follows:

(in thousands of dollars)                1999            1998          1997
                                        -------         ------         ----
Balance at beginning of year            $ 1,102         $  188         $ --
     Provision charged to expense           927          1,407          248
     Charge-offs, net of recoveries      (1,089)          (493)         (60)
                                        -------         ------         ----
Balance at end of year                  $   940         $1,102         $188
                                        =======         ======         ====

NOTE H - PREMISES AND EQUIPMENT

The Company's premises and equipment at December 31, 1999 and 1998 were as follows:

 (in thousands of dollars)              1999            1998
                                       -------        -------
Premises                               $21,299        $21,493
Equipment                               23,105         22,236
                                       -------        -------
   Total cost                           44,404         43,729
Less accumulated depreciation
   and amortization                     26,396         22,813
                                       -------        -------
Net carrying value                     $18,008        $20,916
                                       =======        =======

Depreciation and amortization charged to operations for the years ended December 31, 1999, 1998 and 1997 were as follows:

 (in thousands of dollars)                    1999        1998        1997
                                             ------      ------      ------
Net occupancy expense                        $  816      $  746      $  715
Equipment expense                             2,057       2,017       1,751
                                             ------      ------      ------
    Total depreciation and amortization      $2,873      $2,763      $2,466
                                             ======      ======      ======

The Company leases certain properties and equipment under leases that expire on various dates through 2010. Certain leases provide for renegotiations at fixed intervals and require payment of real estate taxes, maintenance, insurance and certain other operating expenses. Rent charged against operations, including equipment rental, were as follows:

(in thousands of dollars)      1999        1998        1997
                              ------      ------      ------
Rental expense                $6,223      $6,071      $6,989
Sublease income                  799         643       1,380
                              ------      ------      ------
     Total rent               $5,424      $5,428      $5,609
                              ======      ======      ======

The following are future minimum rental commitments for long-term noncancelable operating leases as of December 31, 1999. Future rentals subject to renegotiations are computed at the latest annual rents.

                                         LESS         NET
                           OPERATING    SUBLEASE    OPERATING
(in thousands of dollars)    LEASES      INCOME      LEASES
                           ---------    --------    ---------
2000                        $ 5,166      $  453      $ 4,713
2001                          4,447         360        4,087
2002                          3,855         284        3,571
2003                          3,729         226        3,503
2004                          3,979          93        3,886
THEREAFTER                   27,077          44       27,033
                            -------      ------      -------
   TOTAL                    $48,253      $1,460      $46,793
                            =======      ======      =======

NOTE I - DEPOSITS

Deposits consisted of the following at December 31, 1999 and 1998:

(in thousands of dollars)                1999            1998
                                      ----------      ----------
Noninterest-bearing deposits          $  120,544      $  119,649
Interest-bearing deposits:
     Demand deposits                     190,363         197,054
     Savings                             165,814         169,556
Time deposits of $100,000 more           231,598         230,123
Time deposits less than $100,000         397,826         368,228
                                      ----------      ----------
        Total interest-bearing
          deposits                       985,601         964,961
                                      ----------      ----------
        Total deposits                $1,106,145      $1,084,610
                                      ==========      ==========

Interest expense on deposits for the years ended December 31, 1999, 1998 and 1997 were as follows:

(in thousands of dollars)                     1999                1998                 1997
                                             -------             -------             -------
Demand deposits                              $ 5,058             $ 6,146             $ 4,488
Savings                                        3,869               3,247               4,452
Time deposits of $100,000 or more             11,392              11,184               9,400
Time deposits less than $100,000              17,253              19,363              17,626
                                             -------             -------             -------
     Total interest expense                  $37,572             $39,940             $35,966
                                             =======             =======             =======

At December 31, 1999, the scheduled maturities of time deposits were as follows:

 (in thousands of dollars)
2000                             $616,673
2001                                5,248
2002                                2,486
2003                                5,010
2004                                    7
                                 --------
     TOTAL                       $629,424
                                 ========

NOTE J - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1999 and 1998 consisted of the following:

(in thousands of dollars)                      1999                1998
                                             --------            -------
Advances from the FHLB                       $154,375            $15,450
Federal funds purchased                            --              6,000
Federal treasury tax and loan note                509                476
                                             --------            -------
     Total short-term borrowings             $154,884            $21,926
                                             ========            =======

Average interest rates and average and maximum balances for short-term borrowing categories were as follows for categories of borrowings where the average outstanding balance for the year was 30% or more of stockholders' equity at December 31 for the years indicated:

(in thousands of dollars)                   1999           1998             1997
                                          --------       ---------       --------
Advances from the FHLB:
Average interest rate at year-end             5.70%           5.37%          5.63%
Maximum outstanding at any month-end      $154,375       $ 134,447       $232,651
Average outstanding                         44,829          60,978        177,855
Average interest rate for the year            5.22%           5.52%          6.19%

Federal funds purchased:
Average interest rate at year-end               --%           4.84%            --%
Maximum outstanding at any month-end        51,880          12,700         17,800
Average outstanding                         16,893           2,871          6,111
Average interest rate for the year            5.45%           5.47%          5.78%

NOTE K - LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 consisted of the following:

(in thousands of dollars)                        1999             1998
                                               --------         --------
Advances from the FHLB                         $223,409         $168,119
Collateralized mortgage obligation                1,731            2,968
                                               --------         --------
     Total long-term debt                      $225,140         $171,087
                                               ========         ========

The advances from the FHLB bear interest at rates ranging from 4.53% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of $29,800,000 and $43,478,000, loans of $620,282,000 and $579,105,000, interest-bearing deposits in other banks of $nil and $20,000,000 in 1999 and 1998, respectively, and all stock in the FHLB. FHLB advances are under credit line agreements of $471,881,000 and $453,931,000 in 1999 and 1998, respectively. Aggregate maturities of long-term advances from the FHLB as of December 31, 1999 were as follows:

The collateralized mortgage obligation matures on May 20, 2018 and accrues interest at 9.1%.

(in thousands of dollars)
2000                                $ 28,150
2001                                 107,000
2002                                  40,000
2003                                  20,000
2004                                  10,000
THEREAFTER                            18,259
                                    --------
     TOTAL                          $223,409
                                    ========

NOTE L - OTHER NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31, 1999, 1998 and 1997 were as follows:

(in thousands of dollars)                    1999        1998         1997
                                           -------      -------      -------
Legal and professional fees                $ 3,224      $ 3,085      $ 4,748
Advertising and promotion                    2,181        1,631        2,273
Stationery and supplies                      1,347        1,157        1,023
Provision for other real estate owned
  losses                                       927        1,407          248
Deposit insurance premiums                     652          595          406
Other                                        8,691        7,728        7,706
                                           -------      -------      -------
     Total other noninterest expense       $17,022      $15,603      $16,404
                                           =======      =======      =======

NOTE M - INCOME TAXES

The components of income tax expense for the years ended December 31, 1999, 1998 and 1997 were as follows:

(in thousands of dollars)                1999         1998         1997
                                        ------      -------       ------
Current:
     Federal                            $3,345      $ 5,658       $3,949
     State                                 473        1,236          392
                                        ------      -------       ------
          Total current                  3,818        6,894        4,341
                                        ------      -------       ------

Deferred:
     Federal                             1,234       (1,135)         232
     State                                 175         (294)         184
                                        ------      -------       ------
          Total deferred                 1,409       (1,429)         416
                                        ------      -------       ------
          Total income tax expense      $5,227      $ 5,465       $4,757
                                        ======      =======       ======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 were as follows:

(in thousands of dollars)                              1999          1998
                                                     --------       -------
Deferred tax assets:
     Allowance for credit losses                     $  4,880       $ 5,684
     Hawaii state franchise taxes                          59           535
     Gain on sale of building                           1,637         1,704
     Deferred compensation                              1,149         1,211
     Net unrealized losses on
        available-for-sale securities                   4,262            --
     Other                                              1,948         1,704
                                                     --------       -------
          Total deferred tax assets                    13,935        10,838
                                                     --------       -------
Deferred tax liabilities:
     FHLB stock dividends                               7,649         6,720
     Deferred loan fees                                 1,639         2,545
     Net unrealized gains on
        available-for-sale securities                      --           458
     Other                                              1,851         1,630
                                                     --------       -------
          Total deferred tax liabilities               11,139        11,353
                                                     --------       -------
          Net deferred tax (assets) liabilities      $ (2,796)      $   515
                                                     ========       =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. There was no valuation allowance provided for deferred tax assets as of December 31, 1999 and 1998.

Reconciliation of the federal statutory rate to the Company's effective income tax rate for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                                1999          1998          1997
                                                ----          ----          ----
Federal statutory rate                          35.0%         35.0%         35.0%
Tax exempt interest                             (2.3)         (3.0)         (2.7)
Hawaii state franchise taxes,
     net of federal tax benefit                 11.3           4.6           4.6
Amortization and write-off of goodwill          55.2           2.2           2.5
Tax exempt earnings on bank owned
     life insurance                             (4.1)         (1.2)         (1.4)
Other                                           (0.6)          1.9           1.7
                                                ----          ----          ----
     Effective income tax rate                  94.5%         39.5%         39.7%
                                                ====          ====          ====

During 1996, legislation was passed requiring the Association to recapture as taxable income $565,000 of its bad debt reserves, which represents additions to the reserve after June 30,1988. The Association has provided deferred taxes for the amount and will recapture its bad debt reserves over six years. Recapture may be deferred up to two years if certain residential lending requirements are met during tax years beginning before January 1, 1998.

Income taxes have been provided for the temporary difference between the allowance for credit losses and the increase in the bad debt reserve maintained for tax purposes since the June 30,1988 base year. Consequently, the Association has not provided deferred taxes on the balance of its tax bad debt reserves as of the June 30, 1988 base year. Included in the retained earnings of the Association at December 31, 1999 is an amount of $10,001,000, which represents the accumulation of bad debt deductions for which no provision for federal income taxes has been made. These amounts may be restored to income if the Association or successor institution liquidates, redeems shares or pays a dividend in excess of tax basis earnings and profits. If the Association is required to restore any of these amounts to income, a tax liability will be imposed for these amounts at the then current income tax rates.

NOTE N - DEFERRED GAIN

Previously, Citibank Properties, Inc. (a wholly-owned subsidiary of City Bank) entered into a limited partnership agreement as a limited partner. The partnership acquired the ground leases of certain real property, constructed a commercial building on the property and sold the leasehold estate and commercial building to an unrelated third party (the "Purchaser"). Prior to the sale, the Bank entered into a 20-year office lease agreement with the partnership for the ground floor, mezzanine and first four floors of the building. The Bank's lease was assigned to the Purchaser and has not been affected by the sale of the building.

The Company recognized a deferred gain in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in credits to other noninterest income of $447,000. As of December 31, 1999, the unamortized deferred gain was $4,097,000.

NOTE O - RISK MANAGEMENT ACTIVITIES

The Company's principal objectives in holding or issuing derivatives and certain other financial instruments for purposes other than trading is the management of interest rate and mortgage banking activities risks arising out of non-trading assets and liabilities. The operations of the Company are subject to risk of interest rate fluctuations to the extent that interest-earning assets (including investment securities) and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate and mortgage banking activities risks consistent with the Company's business strategies.

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

To achieve its risk management objectives, the Company uses a combination of derivative financial instruments, particularly interest rate swaps, caps, floors, options and forward contracts. The nature and the significance of notional and credit exposure amounts, credit risk and market risk factors are described below.

The notional amounts of derivatives do not represent amounts exchanged by the parties and thus are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

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

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional amount. At December 31, 1999 and 1998 there were no interest rate swaps outstanding. For the majority of its swaps outstanding at December 31, 1997, the Company paid the fixed rate and received the floating rate. The notional principal amounts of interest rate swaps outstanding at December 31, 1997 were $10,000,000. The estimated fair values of outstanding interest rate swaps were $(127,000) payable at December 31, 1997.

Interest rate options, which primarily consist of caps and floors, are interest rate protection instruments that involve the payment from the seller to the buyer of an interest rate differential in exchange for a premium paid by the buyer. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional amount. Interest rate caps limit the cap holder's risk associated with an increase in interest rates. Interest rate floors limit the risk associated with a decline in interest rates.

Interest rate options at December 31, 1999 and 1998 consisted of the following:

                                      1999                         1998
                              ------------------------     ------------------------
                              NOTIONAL      ESTIMATED      Notional      Estimated
(in thousands of dollars)     AMOUNT        FAIR VALUE      Amount       Fair Value
                              --------      ----------     --------      ----------
Caps                          $    --         $--          $ 5,000         $  --
Floors                         10,000          (1)          10,000          (144)
                              -------         ---          -------         -----
     Total interest rate
       options                $10,000         $(1)         $15,000         $(144)
                              =======         ===          =======         =====

Interest rate contracts are primarily used to convert certain deposits or to convert certain groups of customer loans to fixed or floating rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

The following table indicates the types of swaps used, as of December 31, their aggregate notional amounts and weighted-average interest rates, and includes the matched swaps. Average variable rates are based on rates implied in the yield curve at the reporting date. Those rates may change significantly, affecting future cash flows.

(in thousands of dollars)               1999     1998      1997
                                        ----     ----     -------
Pay fixed swaps - notional amounts      $--      $--      $10,000
     Average receive rate                --       --         5.88%
     Average pay rate                    --       --         6.25%
                                        ===      ===      =======

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

As part of the Company's asset-liability management, various assets and liabilities, such as investment securities financed by borrowings, may be effectively modified by derivatives to lock in spreads and reduce the risk of losses in value due to interest rate changes. The deferred gains and losses arising through those instruments are included in the carrying amounts of the related assets and liabilities, and are recognized in income as part of the revenue or expense arising from those assets and liabilities.

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

Interest rate options written and purchased are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or "writer" of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. At December 31, 1999, there were outstanding written option contracts with a notional principal amount of $3,000,000 and an estimated fair value of $16,000. As a purchaser of options, the Company pays a premium and may then exercise the option if the price movement of the underlying financial instrument is favorable to the Company. At December 31, 1998, there were outstanding purchased interest rate options with a notional principal amount of $15,000,000 and estimated fair value of $77,000.

Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and are settled through delivery of the underlying financial instrument. The credit risk of forward contracts arises from the possible inability of the counterparties to meet the terms of their contracts and from movements in the securities values and interest rates.

NOTE P - CREDIT-RELATED INSTRUMENTS

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

(in thousands of dollars)               1999          1998
                                      --------      --------
Loan commitments                      $176,836      $166,447
Guarantees and letters of credit         6,461         5,516
                                      --------      --------
     Totals                           $183,297      $171,963
                                      ========      ========

These credit-related financial instruments have off-balance sheet risk because only origination fees and accruals for probable losses are recognized in the consolidated financial statements until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value.

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

At December 31, 1999, loans held for sale of $7,805,000 were committed to be sold.

NOTE Q - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings arising from normal business activities. While the results of these proceedings can not be predicted with certainty, management believes, based on advice of counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's consolidated financial position or results of operations.

NOTE R - EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN. The Company has an Employee Stock Ownership Plan (the "ESOP") for all employees of the Company who satisfy length of service requirements. Trust assets under the plan are invested primarily in the shares of stock of the Company. Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors; provided, however, contributions may not be made in amounts which cannot be allocated to any participant's account by reason of statutory limitations. No participant shall be required or permitted to make contributions to the plan or trust. Contributions to the plan were $240,000 for 1999 and $350,000 in 1998. There were no contributions to the plan in 1997. At December 31, 1999, there were 222,468 shares allocated to the Plan. There were no committed-to-be-released or suspense shares held by the ESOP.

PROFIT SHARING RETIREMENT SAVINGS PLAN. The Company has an Employee Profit Sharing Retirement Savings Plan for all employees who satisfy length of service requirements. Eligible employees may contribute up to 15% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% of the amount contributed will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participant's compensation. In addition, the Company will contribute an amount equal to 2% of the compensation of eligible participants, and additional amounts determined by the Board of Directors at their discretion. Effective January 1, 2000, the Company will contribute an amount equal to 3% of the compensation of eligible participants. Contributions to the plan for 1999, 1998 and 1997 were $462,000, $173,000 and $407,000, respectively.

DEFERRED COMPENSATION. The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 1999, 1998 and 1997 amounted to $216,000, $234,000 and
$641,000, respectively. The Company is the beneficiary of life insurance policies, with an aggregate cash surrender value of $11,297,000 at December 31, 1999, that were purchased as a method of partially financing benefits under this plan.

STOCK COMPENSATION PLAN. On September 16, 1994, the Board of Directors adopted a Stock Compensation Plan (the "SCP") which the stockholders approved on January 26, 1995. On April 30, 1998, the stockholders approved the increase of shares of common stock reserved under the SCP to 400,000 shares. Such shares may be granted to employees, including officers and other key employees, of the Company. The purpose of the SCP is to enhance the ability of the Company to attract, retain and reward key employees and to encourage a sense of proprietorship and to stimulate the interests of those employees in the financial success of the Company. The SCP is administered by the Compensation Committee (the "Committee") of the Board of Directors. The SCP provides for the award of incentive stock options, performance stock options, non-qualified stock options, stock grants and stock appreciation rights ("SARs").

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

On January 19, 1999, January 2, 1998 and December 15, 1997, the Company granted additional stock options of 49,000, 12,500 and 72,500 shares, respectively. The exercise prices of these options are $30.50, $42.50 and $43.00 per share, respectively. The options become exercisable on the first anniversary of the grant date and terminate ten years after the grant date.

The original exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined using the fair value based method, the Company's net income and net income per share would have been the pro forma amounts below:

                                     1999             1998            1997
                                   ---------       ----------      ---------
Net income:
   As reported                     $ 306,000       $8,369,000      $7,218,000
   Pro forma                        (106,000)       7,498,000       7,032,000
   Pro forma earnings per share:
     Basic                         $   (0.03)      $     2.11      $     1.98
     Diluted                       $   (0.03)      $     2.10      $     1.98
                                   =========       ==========      =========

During the initial phase-in period in 1996, the effects of applying the fair value based method are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards may be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. For grants in 1999, 1998 and 1997, the following weighted-average assumptions were used; expected dividend of 0.61%, 0.51% and 0.41%, expected volatility of 32.15%, 32.91% and 33.89%, risk-free interest rate of 6.36%, 5.62% and 5.78%, and expected life of 6.0 years, 6.0 years and 5.7 years. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $13.37, $17.26 and $17.05, respectively.

Transactions involving stock options are summarized as follows:

                                Stock Options   Weighted-Average
     Description                 Outstanding     Exercise Price
     -----------                -------------   ----------------
Balance at December 31, 1996       88,950           $32.05
     Granted                       72,500           $43.00
     Forfeited                    (26,750)          $32.72
                                  -------           ------
Balance at December 31, 1997      134,700           $38.59
     Granted                       12,500           $42.50
     Forfeited                     (8,250)          $33.92
     Exercised                     (1,000)          $29.00
                                  -------           ------
Balance at December 31, 1998      137,950           $38.85
     GRANTED                       49,000           $30.50
     FORFEITED                     (9,500)          $38.03
                                  -------           ------
BALANCE AT DECEMBER 31, 1999      177,450           $36.62
                                  =======           ======

As of December 31, 1999 and 1998, stock options outstanding had exercise prices between $29.00 and $43.00. At December 31, 1999, the weighted-average remaining contractual life was 6.9 years and 128,950 stock options were exercisable with a weighted-average exercise price of $38.92. As of December 31, 1998, the weighted-average remaining contractual life was 8 years and 125,450 stock options were exercisable with a weighted-average exercise price of $38.49. As of December 31, 1997, stock options outstanding had exercise prices between $29.00 and $43.00 and a weighted-average remaining contractual life of 8.8 years and 62,200 stock options were exercisable with a weighted-average exercise price of $32.56.

Under the SCP, the Committee may grant a specified number of shares to an employee subject to terms and conditions prescribed by the Committee. The Committee also has the authority to grant any participant SARs and the right to receive a payment, in cash or common stock, equal to the excess of the fair market value of a specified number of shares of common stock on the date such right is exercised over the fair market value on the date of grant of such right. A SAR may not be exercised prior to the first anniversary of the date of grant or more than ten years after the date of grant. No shares of stock or SARs were granted during 1999, 1998 and 1997.

Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may, in its discretion, provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any, or all, outstanding options.

NOTE S - STOCKHOLDERS' EQUITY

REGULATORY MATTERS. The Company is subject to various capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). The following table presents the actual and required regulatory capital amounts and ratios of the Company as of December 31, 1999 and 1998. No amounts were deducted from the Association's capital for interest rate risk in 1999 and 1998. Management believes that the Company, the Bank and the Association meet all capital adequacy requirements to which they are subject as of December 31, 1999.

                                                                               For Capital             To Be Well
                                                         Actual             Adequacy Purposes          Capitalized
                                                  --------------------      ------------------      ------------------
(in thousands of dollars)                          Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                  --------      ------      -------      -----      -------     ------
December 31, 1999:
Tier 1 capital (to risk weighted assets):
     Consolidated                                 $121,344      11.95%      $40,601      4.00%      $             N/A%
     Bank                                           71,051      10.12        28,095      4.00        42,143      6.00
     Association                                    49,198      13.06        15,070      4.00        22,606      6.00
Total capital (to risk weighted assets):
     Consolidated                                  134,124      13.21        81,202      8.00                     N/A
     Bank                                           79,875      11.37        56,190      8.00        70,238     10.00
     Association                                    51,804      13.75        30,141      8.00        37,676     10.00
Tier 1 capital (to average assets):
     Consolidated                                  121,344       7.69        63,114      4.00                     N/A
     Bank                                           71,051       8.17        34,806      4.00        43,508      5.00
     Association                                    49,198       6.92        28,433      4.00        35,541      5.00
Tangible capital (to adjusted total assets):
     Association                                    49,198       6.60        11,179      1.50                     N/A
                                                  --------      -----       -------      ----       -------     ------

                                                                               For Capital             To Be Well
                                                         Actual             Adequacy Purposes          Capitalized
                                                  -------------------       ------------------      ------------------
(in thousands of dollars)                          Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                  --------      -----       -------      -----      -------     ------
December 31, 1998:
Tier 1 capital (to risk weighted assets):
     Consolidated                                 $122,455      13.54%      $36,163      4.00%      $             N/A%
     Bank                                           67,227      10.86        24,754      4.00        37,136      6.00
     Association                                    54,664      17.81        12,279      4.00        18,418      6.00
Total capital (to risk weighted assets):
     Consolidated                                  133,836      14.80        72,327      8.00                     N/A
     Bank                                           75,002      12.12        49,514      8.00        61,893     10.00
     Association                                    57,782      18.82        24,557      8.00        30,697     10.00
Tier 1 capital (to average assets):
     Consolidated                                  122,455       8.65        56,643      4.00                     N/A
     Bank                                           67,227       8.70        30,926      4.00        38,658      5.00
     Association                                    54,664       8.51        25,684      4.00        32,105      5.00
Tangible capital (to adjusted total assets):
     Association                                    54,664       8.51         9,632      1.50                     N/A
                                                  --------      -----       -------      ----       -------     -----

The most recent notification from the federal regulatory agencies categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be capitalized as "well capitalized", the Company must maintain minimum Tier 1 and Total risk-based capital ratios and Tier 1 leverage ratios as set forth in the table above. To be categorized as adequately capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 1999, there are no conditions or events since that notification that management believes have changed the Company's capital category.

REGULATORY AGREEMENTS. During 1996, the Company entered into an informal agreement, a Memorandum of Understanding (the "MOU"), with the Federal Reserve Bank of San Francisco (the "FRB"). This MOU was terminated by the FRB in April 1999.

In September 1998, the Bank also entered into a MOU with the Federal Deposit Insurance Corporation (the "FDIC"). This MOU was terminated by the FDIC in March 1999, based on the adoption of a resolution by the Bank's Board of Directors. This resolution, approved by the Bank's Board of Directors in February 1999, requires, among other things, that the Bank obtain concurrence from the FDIC for payment of cash dividends, and requires the Bank to reduce certain classified assets to specified levels within time frames set forth in the informal agreement.

EARNINGS PER SHARE. The table below presents the information used to compute basic and diluted earnings per common share for the years ended December 31, 1999, 1998 and 1997:

                                                 1999           1998            1997
                                              ----------      ----------      ----------
Numerator:
     Net income                               $  306,000      $8,369,000      $7,218,000
                                              ==========      ==========      ==========
Denominator:
     Weighted average shares outstanding       3,463,971       3,551,891       3,551,228
     Effect of dilutive securities-stock
       options                                       321           7,014           7,859
                                              ----------      ----------      ----------
       Adjusted weighted average shares
        outstanding, assuming dilution         3,464,292       3,558,905       3,559,087
                                              ==========      ==========      ==========
Earnings per share - basic                    $     0.09      $     2.36      $     2.03
Earnings per share - assuming dilution        $     0.09      $     2.35      $     2.03
                                              ==========      ==========      ==========

The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. At December 31, 1999, outstanding options to purchase 164,600 shares ranged from $30.50 to $43.00. At December 31, 1998, outstanding options to purchase 96,625 shares ranged from $37.22 to $43.00. At December 31, 1997, there were outstanding options to purchase 72,500 shares at $43.00.

NOTE T - OTHER COMPREHENSIVE INCOME (LOSS)

The schedule below presents the reclassification amount to adjust for gains and losses on securities included in net income, including the amount of income taxes allocated, and also included in other comprehensive income as unrealized gains (losses) in the year in which they arose:

                                                 BEFORE        TAX           NET OF
                                                  TAX        (EXPENSE)        TAX
(in thousands of dollars)                        AMOUNT       BENEFIT        AMOUNT
                                                --------     ---------       -------
1999:
UNREALIZED LOSSES ON SECURITIES:
     UNREALIZED HOLDING LOSSES
          ARISING DURING THE YEAR               $(13,302)      $5,413        $(7,889)
     LESS:  RECLASSIFICATION ADJUSTMENT
          FOR GAINS (LOSSES) REALIZED IN
          NET INCOME                                 (32)          13            (19)
                                                --------       ------        -------
OTHER COMPREHENSIVE INCOME (LOSS)               $(13,770)      $5,400        $(7,870)
                                                ========       ======        =======
1998:
Unrealized gains (losses) on securities:
     Unrealized holding gains
          arising during the year               $   (209)      $  171        $   (38)
     Less:  reclassification adjustment
          for gains realized in net income           392         (157)           235
                                                --------       ------        -------
Other comprehensive income (loss)               $   (601)      $  328        $  (273)
                                                ========       ======        =======
1997:
Unrealized gains  on securities:
     Unrealized holding gains
          arising during the year               $    671       $ (266)       $   405
     Less:  reclassification adjustment
          for gains realized in net income           177          (71)           106
                                                --------       ------        -------
Other comprehensive income                      $    494       $ (195)       $   299
                                                ========       ======        =======

NOTE U - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because a limited or no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, goodwill, core deposit intangibles, and deferred income taxes. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and due from banks, and interest-bearing deposits in other banks:
        The carrying amounts approximate fair values.

        Investment securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, if available. If not available, quoted market prices of comparable instruments are used except in the case of certain options and swaps that utilize pricing models. For restricted investment securities, the carrying amount approximates fair value.

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

        Derivative financial instruments: Fair values for swaps, caps, floors, forwards, and options are based upon current settlement values (financial forwards), if available. If there are no relevant comparables, fair values are based on pricing models or formulas using current assumptions (interest rate swaps and options).

The following table provides a summary of the carrying and fair values of the Company's financial instruments at December 31, 1999 and 1998:

                                                        1999                              1998
                                              --------------------------        --------------------------
                                               CARRYING        ESTIMATED         Carrying       Estimated
                                              OR NOTIONAL        FAIR           or Notional       Fair
 (in thousands of dollars)                      VALUE           VALUE             Value           Value
                                              ----------      ----------        ----------      ----------
Financial assets:
   Cash and due from banks                    $   66,918      $   66,918        $   61,658      $   61,658
   Interest-bearing deposits in other
     banks                                            76              76            20,000          20,000
   Federal funds sold                              5,700           5,700            47,752          47,752
   Investment securities                         316,498         316,498           141,764         141,764
   FHLB stock                                     31,727          31,727            29,481          29,481
   Loans                                       1,126,984       1,127,387           961,924       1,014,427
Financial liabilities:
   Deposits                                    1,106,145       1,107,183         1,084,610       1,086,734
   Short-term borrowings                         154,884         154,250            21,926          21,926
   Long-term debt                                225,140         224,212           171,087         155,689
Off-balance sheet financial instruments:
   Derivative financial instruments:
        Interest rate cap                             --              --             5,000              --
        Interest rate floor                       10,000              (1)           10,000            (144)
        Interest rate options                      3,000              16            15,000              77
   Loan commitments                              176,836             168           166,447             320
   Guarantees and letters of credit                6,461              60             5,516              53
                                              ==========      ==========        ==========      ==========

NOTE V - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)

Condensed financial statements of CB Bancshares, Inc. (Parent company only) follows:

                            CONDENSED BALANCE SHEETS

                                                               DECEMBER 31,
(in thousands, except number                              -----------------------
  of shares and per share data)                             1999          1998
                                                          --------       --------
ASSETS
Cash on deposit with the
     Bank and Association                                 $    617       $    658
Investment in subsidiaries:
     Bank                                                   68,487         67,936
     Association                                            44,817         63,610
     Other                                                     274            423
Premises and equipment, net                                    176            205
Other assets                                                   520            513
                                                          --------       --------
          TOTAL ASSETS                                    $114,891       $133,345
                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Advances from the Bank, net                               $     --       $      7
Dividends payable                                               --            210
Other liabilities                                              200            756
                                                          --------       --------
          Total liabilities                                    200            973
                                                          --------       --------
Stockholders' equity:
   Preferred stock $1 par value-
        Authorized and unissued
        25,000,000 shares                                       --             --
   Common stock $1 par value-
        Authorized 50,000,000 shares;
        issued and outstanding, 3,255,282
        and 3,552,228 shares, respectively                   3,255          3,552
   Additional paid-in capital                               56,219         65,108
   Retained earnings                                        62,159         62,784
   Accumulated other comprehensive
        income (loss), net of tax                           (6,942)           928
                                                          --------       --------
          Total stockholders' equity                       114,691        132,372
                                                          --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $114,891       $133,345
                                                          ========       ========

NOTE V - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)
(CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
(in thousands of dollars)                                     1999          1998          1997
                                                            --------       ------        -------
Income:
     Dividends from subsidiaries:
          Bank                                              $  2,600       $  500        $ 1,400
          Association                                          9,439          250          1,179
     Other interest income                                         9           25            165
                                                            --------       ------        -------
          Total income                                        12,048          775          2,744
          Total expenses                                       2,314        1,406          3,850
                                                            --------       ------        -------
          Operating profit (loss)                              9,734         (631)        (1,106)
                                                            --------       ------        -------
Equity in undistributed income (loss) of subsidiaries:
          Bank                                                 3,824        5,830          3,364
          Association                                        (14,208)       2,744          3,404
          Other                                                   --           --             (2)
                                                            --------       ------        -------
                                                             (10,384)       8,574          6,766
                                                            --------       ------        -------
     Income (loss) before income taxes                          (650)       7,943          5,660
Income tax benefit                                               956          426          1,558
                                                            --------       ------        -------
     NET INCOME                                             $    306       $8,369        $ 7,218
                                                            ========       ======        =======

NOTE V - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)
(CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOW

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
(in thousands of dollars)                                  1999          1998          1997
                                                         --------       -------       -------
Cash flows from operating activities:
     Net income                                          $    306       $ 8,369       $ 7,218
     Adjustments to reconcile net income to
       net cash provided by (used in)
       operating  activities:
          Deficiency (excess) of equity in
            earnings  of subsidiaries over
            dividends received                             10,384        (8,574)       (6,766)
          Decrease in dividend receivable
            from the Bank                                      --            --         1,500
          Decrease (increase) in other assets                 171            --            (1)
          Increase in other liabilities                      (785)         (247)       (2,730)
                                                         --------       -------       -------
Net cash provided by (used in) operating activities        10,076          (452)         (779)
                                                         --------       -------       -------

Cash flows from investing activities:
     Proceeds from sale of equipment                           --           391           303
                                                         --------       -------       -------
Net cash provided by investing activities                      --           391           303
                                                         --------       -------       -------

Cash flows from financing activities:
     Cash dividends                                          (931)         (777)       (1,694)
     Stock options exercised                                   --            29            --
     Stock repurchase                                      (9,186)           --            --
                                                         --------       -------       -------
Net cash used in financing activities                     (10,117)         (748)       (1,694)
                                                         --------       -------       -------

     Decrease in cash                                         (41)         (809)       (2,170)
Cash at beginning of year                                     658         1,467         3,637
                                                         --------       -------       -------
Cash at end of year                                      $    617       $   658       $ 1,467
                                                         ========       =======       =======

NOTE W - SEGMENT INFORMATION


The Company's business segments are organized around services, products provided and regulatory environments. The two operating segments are a bank whose primary focus has been corporate lending to small- to medium-sized businesses in targeted business segments and a savings institution whose principal business is lending on one-to-four family residential properties in the State of Hawaii. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements as described in Note A. Internal income and expense allocations are independently negotiated between operating segments and, where possible, service and price is measured against comparable services available in the external marketplace.

                                                                      PARENT
                                                                      COMPANY
(in thousands of dollars)               BANK        ASSOCIATION      AND OTHER     ELIMINATIONS     CONSOLIDATED
                                       --------     -----------      ---------     ------------     ------------
1999:
Interest income                        $ 62,174      $  50,266       $       9       $      (9)      $  112,440
Interest expense                         25,598         27,128              --              (9)          52,717
Depreciation and amortization             2,544          1,948              --              --            4,492
Income (loss) before income taxes        10,376         (2,538)           (650)         (1,655)           5,533
Income tax expense (benefit)              3,952          2,231            (956)             --            5,227
Total assets                            887,721        732,735         114,890        (115,797)       1,619,549
Capital expenditures                        879            354              --              --            1,233
                                       ========      =========       =========       =========       ==========
1998:
Interest income                        $ 59,907      $  52,401       $     775       $  (1,023)      $  112,060
Interest expense                         25,465         28,371              --             (25)          53,811
Depreciation and amortization             1,874          1,586              --              --            3,460
Income before income taxes                9,970          5,244           7,943          (9,323)          13,834
Income tax expense (benefit)              3,640          2,251            (426)             --            5,465
Total assets                            788,913        639,442         133,513        (133,430)       1,428,438
Capital expenditures                      1,877          2,616              --              --            4,493
                                       ========      =========       =========       =========       ==========
1997:
Interest income                        $ 59,093      $  53,755       $   2,601       $  (2,920)      $  112,529
Interest expense                         25,630         28,182              47              --           53,859
Depreciation and amortization             1,849          1,727              --              --            3,576
Income before income taxes                7,474          8,189           5,657          (9,345)          11,975
Income tax expense (benefit)              2,710          3,606          (1,559)             --            4,757
Total assets                            769,293        663,433         126,426        (123,926)       1,435,226
Capital expenditures                      2,841          1,982              --              --            4,823
                                       ========      =========       =========       =========       ==========

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

(2) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

Independent Auditors' Reports

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Income - For years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) - For years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows - For years ended December 31, 1999, 1998 and 1997

Notes to the Consolidated Financial Statements

(b) EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into this Report:

Exhibit No.    Description
-----------    -----------
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

  4.5          Amendment No. 4 to Rights Agreement entered into as of March 25,
               1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

 10.1 Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant's Proxy Statement for the January 25,
               1995 Special Meeting of Shareholders, filed on December 9, 1995.*

 10.2          Form of Stock Option Agreement incorporated by reference to
               Exhibit 10.6 of Form 10-K filed on April 1, 1996.*

 10.3          Employment agreement between CB Bancshares, Inc. and Ronald M.
               Migita, dated May 31,1995, is incorporated by reference to
               Exhibit 10 to Registrant's Form 10-Q filed on August 14, 1995.*

 10.4 Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

 10.5 Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan
               Association, Limited.

 10.6 Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home
          Loan Bank of Seattle.

 10.7 Advances, Security and Deposit Agreement dated as of May 19, 1999 by and between International Savings and Loan Association, Limited, including its successors, and the Federal Home Loan Bank of Seattle.

 10.8 Director Stock Option Plan, incorporated by reference to Exhibit 4 filed with the Registrant's Registration Statement on Form S-8,
          Registration No. 333-81279, filed on June 22, 1999.*

 10.9     Directors Deferred Compensation Plan effective April 29, 1999.*

 16 Letter re: change in certifying accountant incorporated by reference to Exhibit 16 filed with the Registrant's Form 8-K, SEC file number
          000-12396, on August 30, 1999.

 18       Letter re: change in accounting principles.

 21       Subsidiaries of the Registrant.

 23.1     Consent of experts and counsel.

 23.2     Consent of experts and counsel.

 27.1     Financial Data Schedule (Fiscal year ended December 31, 1999).

----------
*  Management contract or compensatory plan or arrangement.


All other schedules are omitted because they are not applicable, not material, or because the information is included in the financial statement or the notes thereto.

(c) REPORTS ON FORM 8-K

The Company has filed no reports on form 8-K for the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2000                       CB BANCSHARES, INC.


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

Date:  March 15, 2000



-----------------------------------          ----------------------------------
Donald J. Andres, Director                   Tomio Fuchu, Director


/s/  James H. Kamo                           /s/  Colbert M. Matsumoto
-----------------------------------          ----------------------------------
James H. Kamo, Secretary                     Colbert M. Matsumoto, Director


/s/  Larry K. Matsuo                         /s/  Ronald K. Migita
-----------------------------------          ----------------------------------
Larry K. Matsuo, Director                    Ronald K. Migita, President, Chief
                                             Executive Officer and Director


/s/  Caryn S. Morita                         /s/  Hiroshi Sakai
-----------------------------------          ----------------------------------
Caryn S. Morita, Senior Vice                 Hiroshi Sakai, Director
President and Director


                                             /s/  Lionel  Y. Tokioka
-----------------------------------          ----------------------------------
Yoshiki Takada, Director                     Lionel Y. Tokioka, Chairman of the
                                             Board


                                             /s/  Dwight L. Yoshimura
-----------------------------------          ----------------------------------
H. Clifton Whiteman, Director                Dwight L. Yoshimura, Director


/s/  Dean K. Hirata
-----------------------------------
Dean K. Hirata, Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)