Form 10-Q
period 2000-03-31
CB BANCSHARES INC/HI
filed 2000-05-12
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000


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

   Yes [X]                                                             No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2000 was:

        Class                                                    Outstanding
Common Stock, $1.00 Par Value                                3,235,782 shares


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
                                                                     March 31,            December 31,          March 31,
(in thousands of dollars)                                               2000                  1999                 1999
-------------------------------------------------------------------------------------------------------------------------------

 Assets
 Cash and due from banks                                          $        43,111       $        66,918      $      50,260
 Interest-bearing deposits in other banks                                      81                    76             20,000
 Federal funds sold                                                        14,900                 5,700                810
 Investment and mortgage-backed securities:
      Available-for-sale                                                  313,462               316,498            221,840
      FHLB Stock                                                           32,254                31,727             30,076
 Loans held for sale                                                        4,808                 7,805             83,585
 Loans:
         Loans                                                          1,191,239             1,144,926            958,617
         Less allowance for credit losses                                  18,630                17,942             18,350
-------------------------------------------------------------------------------------------------------------------------------

 Net loans                                                              1,172,609             1,126,984            940,267
-------------------------------------------------------------------------------------------------------------------------------
 Premises and equipment                                                    17,679                18,008             20,501
 Other real estate owned                                                    5,803                 6,385              8,101
 Accrued interest receivable and other assets                              43,460                39,448             38,366
-------------------------------------------------------------------------------------------------------------------------------

 Total assets                                                     $     1,648,167      $      1,619,549      $   1,413,806
===============================================================================================================================

 Liabilities and stockholders' equity
 Deposits:
      Noninterest-bearing                                         $       118,188      $        120,544      $     108,218
      Interest-bearing                                                  1,022,271               985,601            946,839
-------------------------------------------------------------------------------------------------------------------------------

 Total deposits                                                         1,140,459             1,106,145          1,055,057
-------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings                                                    148,500               154,884             33,101
 Accrued expenses and other liabilities                                    17,383                18,689             21,008
 Long-term debt                                                           225,073               225,140            170,664
-------------------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                      1,531,415             1,504,858          1,279,830
-------------------------------------------------------------------------------------------------------------------------------

 Stockholders' equity:
      Preferred stock                                                           -                     -                  -
      Common stock                                                          3,238                 3,255              3,552
      Additional paid-in capital                                           55,785                56,219             65,108
      Retained earnings                                                    64,365                62,159             64,547
      Accumulated other comprehensive
           income (loss), net of tax                                       (6,636)               (6,942)               769
-------------------------------------------------------------------------------------------------------------------------------

 Total stockholders' equity                                               116,752               114,691            133,976
-------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                       $     1,648,167      $      1,619,549      $   1,413,806
===============================================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
                                                                                             Three months ended
                                                                                                  March 31,
(in thousands of dollars, except per share data)                                          2000                 1999
----------------------------------------------------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans                                                         $   25,198                  $  22,681
   Interest and dividends on investment and
      mortgage-backed securities:
        Taxable interest income                                                            5,229                      2,387
        Nontaxable interest income                                                           384                        194
        Dividends                                                                            527                        595
   Other interest income                                                                     148                        568
----------------------------------------------------------------------------------------------------------------------------

       Total interest income                                                              31,486                     26,425
----------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                                               10,328                      9,294
   FHLB advances and other short-term borrowings                                           2,179                        746
   Long-term debt                                                                          3,441                      1,979
----------------------------------------------------------------------------------------------------------------------------

       Total interest expense                                                             15,948                     12,019
----------------------------------------------------------------------------------------------------------------------------

       Net interest income                                                                15,538                     14,406
Provision for credit losses                                                                1,906                      1,175
----------------------------------------------------------------------------------------------------------------------------

       Net interest income after provision for credit losses                              13,632                     13,231
----------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service charges on deposit accounts                                                       646                        396
   Other service charges and fees                                                            637                        593
   Net realized gains (losses) on sales of securities                                       (437)                        49
   Net gains on sales of loans                                                               140                      1,088
   Other                                                                                     447                        531
----------------------------------------------------------------------------------------------------------------------------

       Total noninterest income                                                            1,433                      2,657
----------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                                          4,934                      5,344
   Net occupancy expense                                                                   1,845                      2,048
   Equipment expense                                                                         501                        815
   Other                                                                                   3,888                      4,410
----------------------------------------------------------------------------------------------------------------------------

       Total noninterest expense                                                          11,168                     12,617
----------------------------------------------------------------------------------------------------------------------------

       Income before income taxes                                                          3,897                      3,271
Income tax expense                                                                         1,463                      1,295
----------------------------------------------------------------------------------------------------------------------------

       Net income                                                                   $      2,434                   $  1,976
============================================================================================================================

Per share data:
   Basic                                                                            $       0.75                   $   0.56
   Diluted                                                                          $       0.75                   $   0.56
============================================================================================================================

See accompanying notes to the consolidated financial statements.


   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   CB BANCSHARES, INC. AND SUBSIDIARIES
   -------------------------------------------------------------------------------------------------------------------------------
                                                                                            Three months ended March 31,
    (in thousands of dollars)                                                                2000                    1999
   -------------------------------------------------------------------------------------------------------------------------------

    Cash flows from operating activities:
        Net income                                                                    $            2,434     $            1,976
        Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
            Provision for credit losses                                                            1,906                  1,175
            Net gain (loss) on sale of investment and
              mortgage-backed securities                                                            (437)                    49
            Depreciation and amortization                                                            712                    891
            Deferred income taxes                                                                     49                  1,135

            Increase in accrued interest receivable                                                 (717)                  (549)
            Increase (decrease) in accrued interest payable                                         (136)                   441
            Loans originated for sale                                                            (12,287)               (64,140)
            Sale of loans held for sale                                                           15,284                 56,832
            Increase in other assets                                                              (3,154)                (1,347)
            Increase (decrease) in income taxes payable                                            1,182                   (877)
            Increase (decrease) in other liabilities                                              (3,131)                 1,995
            Other                                                                                 (1,286)                   659
   -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                                              419                 (1,760)
   -------------------------------------------------------------------------------------------------------------------------------
    Cash flows from investing activities:
        Net increase in interest-bearing deposits in other
               banks                                                                                  (5)                     -
        Net decrease (increase) in federal funds sold                                             (9,200)                46,942
        Purchase of available-for-sale securities                                                 (4,612)               (58,488)
        Proceeds from sales of available-for-sale securities                                       4,373                  6,216
        Proceeds from maturities of available-for-sale securities                                  3,667                 14,294
        Purchase of FHLB Stock                                                                      (527)                  (595)
        Net increase in loans                                                                    (49,365)                (1,145)
        Proceeds from sales of premises and equipment                                                195                      -
        Capital expenditures                                                                        (578)                  (263)
        Proceeds from sales of foreclosed assets                                                   2,286                  2,443
   -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                          (53,766)                 9,404
   -------------------------------------------------------------------------------------------------------------------------------
    Cash flows from financing activities:
        Net increase (decrease) in deposits                                                       36,670                (29,553)
        Net increase (decrease) in short-term borrowings                                          (6,384)                11,175
        Proceeds from long-term debt                                                              10,000                 10,000
        Principal payments on long-term debt                                                     (10,067)               (10,451)
        Cash dividends paid                                                                         (228)                  (213)
         Stock repurchase                                                                           (451)                     -
   -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                           29,540                (19,042)
   -------------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and due from banks                                                          (23,807)               (11,398)
    Cash and due from banks at beginning of period                                                66,918                 61,658
   ===============================================================================================================================
    Cash and due from banks at end of period                                          $           43,111     $           50,260
   ===============================================================================================================================

   Supplemental schedule of non-cash investing activities:
         Securitization of loans into mortgage-backed
           securities                                                                 $           42,425     $           23,981
         Transfer of loans into other real estate owned                                            1,834                  2,351
   ===============================================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accu-
                                                                                                    mulated
                                                                                                     Other
                                                                                                     Compre-
                                                                  Additional                         hensive
                                                   Common Stock     Paid-In        Retained          Income
    (in thousands of dollars,                                       Capital        Earnings          (Loss)          Total
    except per share data)
--------------------------------------------------------------------------------------------------------------------------------


    Balance at December 31, 1999                   $  3,255       $   56,219   $     62,159      $   (6,942)     $   114,691
    Comprehensive income:
      Net income                                          -                -          2,434               -            2,434
      Unrealized valuation adjustment                     -                -              -             306              306
--------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                         -                -          2,434             306            2,740
--------------------------------------------------------------------------------------------------------------------------------
    Cash dividends ($0.07 per share)                      -                -           (228)              -             (228)
    Repurchased, cancelled and retired
        shares                                          (17)            (434)             -               -             (451)
================================================================================================================================
    Balance at March 31, 2000                      $  3,238       $   55,785   $      64,365     $    (6,636)    $   116,752
================================================================================================================================

    Balance at December 31, 1998                   $  3,552       $   65,108   $      62,784      $      928     $   132,372
    Comprehensive income (loss):
      Net income                                          -                -           1,976               -           1,976
      Unrealized valuation adjustment                     -                -               -            (159)           (159)
--------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income (loss)                  -                -           1,976            (159)          1,817
--------------------------------------------------------------------------------------------------------------------------------
    Cash dividends ($0.06 per share)                      -                -            (213)              -            (213)
================================================================================================================================
    Balance at March 31, 1999                      $  3,552       $   65,108   $      64,547      $      769     $   133,976
================================================================================================================================

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A - Summary of Significant Accounting Policies

  CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries (the "Company"):
City Bank and its wholly-owned subsidiary (the "Bank"); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the "Association"); and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Results of operations for interim periods are not necessarily indicative of results for the full year.

  RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 1999 have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NOTE B - Loans

The loan portfolio consisted of the following at the dates indicated:

        ---------------------------------------------- --------------------- ---------------------- ---------------------
                                                            March 31,            December 31,            March 31,
        (in thousands of dollars)                              2000                  1999                   1999
        ---------------------------------------------- --------------------- ---------------------- ---------------------

        Commercial                                                $ 228,531             $  224,660             $ 183,802
        Real estate:
             Construction                                            16,253                 15,096                26,252
             Commercial                                             201,479                196,810               157,789
             Residential                                            654,513                621,200               510,082
        Installment and consumer                                     95,405                 91,647                85,790
        ---------------------------------------------- --------------------- ---------------------- ---------------------
                  Gross loans                                     1,196,181              1,149,413               963,715
        Less:
             Unearned discount                                            4                      4                     5
             Net deferred loan fees                                   4,938                  4,483                 5,093
             Allowance for credit losses                             18,630                 17,942                18,350
        ---------------------------------------------- --------------------- ---------------------- ---------------------
                 Loans, net                                      $1,172,609            $ 1,126,984             $ 940,267
        ============================================== ===================== ====================== =====================


NOTE C - Segment Information

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

---------------------------------------------------------------------------------------------------------------------------------
                                                                             Parent Company
(in thousands)                                     Bank        Association      and Other        Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2000
Interest income                                   $17,266         $ 14,220     $          -       $         -           $ 31,486
Interest expense                                    7,468            8,480                -                 -             15,948
Noninterest income                                  1,072              423            1,574            (1,636)             1,433
Income before income taxes                          3,156            1,370            2,195            (2,824)             3,897
Income tax expense (benefit)                        1,168              534             (239)                -              1,463
Total assets                                      885,824          763,718          116,489          (117,864)         1,648,167

---------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1999

Interest income                                   $14,706         $ 11,719     $          2       $        (2)          $ 26,425
Interest expense                                    5,827            6,194                -                (2)            12,019
Noninterest income                                  2,220            1,765              953            (2,281)             2,657
Income before income taxes                          2,184            1,493            1,814            (2,220)             3,271
Income tax expense (benefit)                          838              619             (162)                -              1,295
Total assets                                      780,649          633,168          135,025          (135,036)         1,413,806

---------------------------------------------------------------------------------------------------------------------------------

NOTE D - Earnings Per Share Calculation

------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended March 31,
                                                           2000                                         1999
------------------------------------------------------------------------------------------------------------------------------

                                                          Shares          Per                          Shares      Per Share
                                         Income           (Denom-        Share         Income          (Denom-       Amount
                                       (Numerator)        inator)       Amount      (Numerator)        inator)
(in thousands, except number of shares and per share data)
------------------------------------------------------------------------------------------------------------------------------
Basic:
    Net income                                $2,434       3,251,738       $0.75           $1,976       3,552,228     $ 0.56
Diluted:
    Net income and
       assumed conversions                    $2,434       3,251,738       $0.75           $1,976       3,552,228     $ 0.56
==============================================================================================================================

At March 31, 2000 and 1999 there were no securities that could potentially dilute basic earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contain statements relating to future results of the Company (including certain projections and business trends) that are considered "forward-looking statements." Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies and financial condition, inflation and results of litigation. Accordingly, historical performance, as well as reasonably applied projections and assumptions, may not be a reliable indicator of future earnings due to risks and uncertainties.

As circumstances, conditions or events change that affect the Company's assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

NET INCOME

Consolidated net income for the quarter ended March 31, 2000, totaled $2.43 million, an increase of $458,000, or 23.2%, over $1.98 million for the same quarter last year. Basic and diluted earnings per share for the first quarter of 2000 were $0.75 as compared to $0.56, for the first quarter in 1999. The increase in consolidated net income for the first quarter of 2000, over the same period in 1999, was primarily due to a 7.9% increase in net interest income and an 11.5% decrease in noninterest expense; partially offset by a 62.2% increase in the provision for credit losses and a 46.1% decrease in noninterest income.

The Company's annualized return on average total assets for the three months ended March 31, 2000 was 0.61% as compared to 0.57% for the same period last year. The Company's annualized return on average stockholders' equity was 8.46% for the three months ended March 31, 2000, as compared to 6.02% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $15.8 million for the first three months of 2000, an increase of $1.2 million, or 8.5%, over the same period in 1999. The increase in net interest income was primarily due to a 24.3% increase in loans outstanding from March 31, 1999 to March 31, 2000 and an interest recovery of $480,000 on a certain nonperforming commercial loan, partially offset by a decrease in the net interest margin. For the three months ended March 31, 2000, the Company's net interest margin was 4.15%, a decrease of 31 basis points (1% equals 100 basis points) from the same period in 1999. The decrease in the net interest margin was primarily attributable to a 52 basis point increase in the cost of funds, partially offset by a 21 basis point increase in the yield on average earning assets, for the first three months of 2000 compared to the same period in 1999. The increase in the yield on average earning assets and the rate paid on funding sources was primarily due to the rising interest rate environment experienced between March 31, 1999 and March 31, 2000. Specifically, the prime interest rate increased by 125 basis points from 7.75% at March 31, 1999 to 9.00% at March 31, 2000.

A comparison of net interest income for the three months ended March 31, 2000 and 1999 is set forth below on a taxable equivalent basis:

                                                                    2000                                      1999
                                                                  Interest                                  Interest
                                                    Average       Income/       Yield/        Average       Income/      Yield/
(in thousands of dollars)                           Balance       Expense        Rate         Balance       Expense       Rate
                                                 -------------- ------------- ------------ -------------- ------------- ----------

ASSETS
Earning assets:
    Interest-bearing deposits in
       other banks                               $         146  $         2     5.51%      $     38,047   $       455     4.85%
    Federal funds sold and
       securities purchased under
       agreement to resell                              10,114          146     5.81             11,356           113     4.04
    Taxable investment and
       mortgage-backed securities                      313,975        5,756     7.37            180,121         2,982     6.71
    Nontaxable investment
      securities                                        30,491          591     7.79             14,535           298     8.31
    Loans  1                                         1,170,129       25,203     8.66          1,075,805        22,687     8.55
                                                 -------------- -------------              -------------- -------------

       Total earning assets                          1,524,855       31,698     8.36          1,319,864        26,535     8.15
                                                 -------------- -------------              -------------- -------------

Nonearning assets:
    Cash and due from banks                             39,523                                   43,127
    Premises and equipment                              17,879                                   20,724
    Other assets                                        46,418                                   41,716
    Less allowance for credit
       losses                                          (18,236)                                 (17,895)
                                                                                           --------------
                                                 ==============

       Total assets                              $   1,610,439                             $  1,407,536
                                                 ==============                            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Savings deposits                             $     359,479    $   2,310     2.58%      $    366,369    $    2,245     2.49%
    Time deposits                                      640,257        8,018     5.04            591,238         7,049     4.84
    Short-term borrowings                              143,679        2,179     6.10             22,193           301     5.50
    Long-term debt                                     227,031        3,441     6.10            169,867         2,424     5.79
                                                 -------------- -------------              -------------- -------------
       Total interest-bearing deposits
         and liabilities                             1,370,446       15,948     4.68          1,149,667        12,019     4.24
                                                 -------------- -------------              -------------- -------------
Noninterest-bearing liabilities:
    Demand deposits                                    106,746                                  107,940
    Other liabilities                                   17,525                                   16,838
                                                 --------------                            --------------
       Total liabilities                             1,494,717                                1,274,445
Stockholders' equity                                   115,722                                  133,091
                                                 ==============                            ==============
       Total liabilities and
                  stockholders' equity           $   1,610,439                             $  1,407,536
                                                 ==============                            ==============

Net interest income and margin on
     total earning assets                                            15,750     4.15%                          14,516    4.46%
Taxable equivalent adjustment                                          (212)                                     (110)
                                                                -------------                             -------------
Net interest income                                             $    15,538                               $    14,406
                                                                =============                             =============


NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 2000, December 31, 1999 and March 31, 1999 follows:
----------------------------------------------------------------------------------------------------------------------------
                                                                 March 31,            December 31,           March 31,
(dollars in thousands)                                              2000                  1999                 1999
----------------------------------------------------------------------------------------------------------------------------

Nonperforming assets:
   Nonperforming loans:
     Commercial                                                        $   1,522              $ 1,831             $   1,185
     Real estate:
       Commercial                                                          2,209                  518                   933
       Residential                                                         9,220                8,992                12,536
----------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                                          11,429                9,510                13,469
     Consumer                                                                130                  441                   181
----------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                                        13,081               11,782                14,835
----------------------------------------------------------------------------------------------------------------------------
  Other real estate owned                                                  5,803                6,385                 8,101
----------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                                     $ 18,884             $ 18,167             $  22,936
============================================================================================================================
Past due loans:
     Commercial                                                         $    341             $     96             $   2,020
     Real estate                                                           3,636                3,481                 2,190
     Consumer                                                              1,092                  592                   820
----------------------------------------------------------------------------------------------------------------------------
         Total past due loans (1)                                       $  5,069              $ 4,169             $   5,030
============================================================================================================================
Restructured:
     Commercial                                                         $  4,761              $ 4,440               $     -
     Real estate:
       Commercial                                                          1,218                1,231                 1,284
       Residential                                                        11,410               11,280                11,167
============================================================================================================================
         Total restructured loans (2)                                   $ 17,389             $ 16,951             $  12,451
============================================================================================================================

Nonperforming assets to total loans
   and other real estate owned (end of period):
     Excluding 90 days past due accruing loans                             1.58%                1.57%                 2.37%
     Including 90 days past due accruing loans                             2.00%                1.93%                 2.89%

Nonperforming assets to total assets
   (end of period):
     Excluding 90 days past due accruing loans                             1.15%                1.12%                 1.62%
     Including 90 days past due accruing loans                             1.45%                1.38%                 1.98%

(1)  Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.
(2) Represents loans which have been restructured, are current and still accruing interest.


Nonperforming loans at March 31, 2000 totaled $13.1 million, a decrease of $1.8 million, or 11.8%, from March 31, 1999.

Other real estate owned decreased $2.3 million, or 28.4%, from March 31, 1999 to $5.8 million at March 31, 2000. The decrease in other real estate owned was consistent with the decrease in nonperforming real estate loans and the increase in real estate sales activity in Hawaii.

Restructured loans, still accruing interest, increased $4.9 million from March 31, 1999 to $17.4 million at March 31, 2000. The increase was primarily due to the restructuring of $5.7 million in commercial loans, collateralized by real estate, in the third quarter of 1999.

At March 31, 2000, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms.


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


The following table sets forth the activity in the allowance for credit losses for the periods indicated:
---------------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended March 31,
(dollars in thousands)                                                    2000                     1999
---------------------------------------------------------------------------------------------------------------------------
      Loans outstanding (end of period)                            $     1,191,239          $        958,617
===========================================================================================================================
      Average loans outstanding                                    $     1,170,129          $      1,075,805
===========================================================================================================================
      Balance at beginning of period                               $        17,942          $         17,771
---------------------------------------------------------------------------------------------------------------------------

      Loans charged off:
         Commercial                                                            397                         -
         Real estate:
           Residential                                                         746                       604
         Consumer                                                              292                       127
---------------------------------------------------------------------------------------------------------------------------
            Total loans charged off                                          1,435                       731
---------------------------------------------------------------------------------------------------------------------------

      Recoveries on loans charged off:
         Commercial                                                              3                         1
         Real estate:
            Commercial                                                          12                         1
            Residential                                                        125                       102
         Consumer                                                               77                        31
---------------------------------------------------------------------------------------------------------------------------
            Total recoveries on loans
               previously charged off                                          217                       135
---------------------------------------------------------------------------------------------------------------------------
            Net charge-offs                                                 (1,218)                     (596)
      Provision charged to expense                                           1,906                     1,175
===========================================================================================================================
      Balance at end of period                                     $        18,630          $         18,350
===========================================================================================================================

      Net loans charged off to average loans                                   .42% (1)                  .22% (1)
      Net loans charged off to allowance
         for credit losses                                                   26.30% (1)                13.17% (1)
      Allowance for credit losses to total
         loans (end of period)                                                1.56%                     1.91%
      Allowance for credit losses to nonperforming
         loans (end of period):
            Excluding 90 days past due
               accruing loans                                                 1.42x                     1.24x
            Including 90 days past due
               accruing loans                                                 1.03x                      .92x

      (1)   Annualized.

The provision for credit losses was $1.9 million for the first quarter of 2000, an increase of $731,000, or 62.2%, compared to the same quarter last year.

The Allowance at March 31, 2000 was $18.6 million and represented 1.56% of total loans. The corresponding ratios at December 31, 1999 and March 31, 1999 were 1.56% and 1.91%, respectively.

Net charge-offs were $1.2 million for the first three months of 2000, an increase of $622,000, or 104.4%, compared to the same period in 1999. The increase was primarily due to higher charge-offs in commercial, residential real estate and consumer loan categories.

The Allowance increased to 1.42 times nonperforming loans (excluding 90 days past due accruing loans) at March 31, 2000 from 1.24 times at March 31, 1999 as a result of the decrease in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 2000. However, changes in prevailing economic conditions in the Company's markets or those of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $1.4 million for the first quarter of 2000, a decrease of $1.2 million, or 46.1%, from the first quarter of 1999.

Service charges on deposit accounts increased by $250,000, or 63.1%, for the first quarter of 2000 compared to the same period in 1999. The increase resulted from an increase in deposit accounts.

Net realized losses on sales of securities was $437,000 for the first three months ended March 31, 2000, as compared to net realized gains of $49,000 for the same period in 1999. The net realized losses in 2000 related to the sale of $5.0 million of mortgage-backed securities. The sale was made to reposition the securities portfolio.

Net gains on sales of loans decreased by $948,000, or 87.1%, in the first three months of 2000, as compared to the same period in 1999. The decrease in net gains on sales of loans resulted from the significant decrease in the amount of loans sold which is as a result of the decreased ability of the Company to sell loans at a gain in a rising interest rate environment.

Other noninterest income decreased by $84,000, or 15.8%, for the first three months of 2000, as compared to the same period in 1999. The decrease was primarily due to option fees of $236,000 recorded in 1999, offset by $150,000 of additional earnings on bank owned life insurance in 2000.

NONINTEREST EXPENSE

Noninterest expense totaled $11.2 million for the first quarter of 2000, a decrease of $1.4 million, or 11.5%, from the same period in 1999. Noninterest expense decreased in all categories which reflects management's efforts to streamline as well as increase the productivity and efficiency of the Company's operations.

Salaries and employee benefits in the first three months of 2000 decreased by $410,000, or 7.6%, as compared to the same period in 1999 primarily due to lower staffing levels and a workers compensation refund received in 2000.

For the first quarter of 2000, net occupancy expense decreased by $203,000, or 9.9%, from the first quarter of 2000 due to, among other things, lower net rent expense.

Equipment expense decreased by $314,000, or 38.5%, in the quarter ending March 31, 2000 compared to the same period in 1999 primarily due to a $300,000 refund of certain software lease payments which reduced equipment expense.

Other noninterest expense decreased by $522,000, for the first quarter of 2000, a decrease of 11.8% as compared to the same period in 1999. This decrease was primarily due to the reduction in goodwill amortization of $213,000 as a result of the write-off of goodwill recorded in the fourth quarter of 1999, and a $250,000 decrease in legal and professional fees in the current quarter.

As a result of the decrease in noninterest expense, the efficiency ratio (exclusive of the amortization of goodwill and other intangibles) improved from 72.40% in the first quarter of 1999 to 64.93% in the first quarter of 2000.

MERGER OF THE BANK AND THE ASSOCIATION

In December 1999, the Boards of Directors of the Company, the Bank and the Association approved the Agreement and Plan of Merger by and between the Bank and the Association (the "Merger"). Subject to regulatory approvals, the Association and the Bank will be merged, with the Bank being the surviving corporation. This Merger is expected to occur by July 1, 2000. The resulting Bank will, by operation of law, possess all of the rights, privileges, immunities and franchises of the Association and will be responsible and liable for all liabilities and obligations of the Association, which will cease to exist as a separate legal entity. In connection with the Merger, all Association branches will become Bank branches. Two Association branches, which are already housed in the same location with the Bank branches, will be merged into the respective Bank branch. Additionally, Association loan and deposit accounts will become Bank accounts.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2000, the Company increased its interest-bearing deposits to fund its asset growth. At March 31, 2000, interest-bearing deposits totaled $1.0 billion, an increase of $36.7 million, or 3.7% over December 31, 1999. The Company utilized the increase in interest-bearing deposits to fund the growth in investments and loans, which increased by an aggregate of $40.8 million during the three months ended March 31, 2000.

Loans originated for sale were $64.1 million and $12.3 million in 1999 and 2000, respectively. Sale of loans held for sale were $56.8 million and $15.3 million in 1999 and 2000, respectively. The Company had a net increase in loans of $1.1 million in 1999 versus $49.4 million in 2000. In the prior year, the Company originated significant loans for sale and subsequently sold them. In the current year, due to the rising interest rate environment, the Company has continued to originate similar volumes of loans, but instead, maintained most of the loans in its portfolio. The Company used the cash from the increase in deposits in the current year and the increase in short-term borrowings in the prior year to finance this activity.

At March 31, 2000, short-term borrowings and long-term debt were at $148.5 million and $225.1 million, respectively, a decrease of $6.4 million, or 4.1%, and $67,000, or less than 1.0%, respectively, as compared to December 31, 1999.

During the second quarter of 1999, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to 10%, or approximately 360,000 shares, of its 3.6 million shares of common stock outstanding. As of March 31, 2000, the Company repurchased 314,000 shares, or 8.9%, of its outstanding common stock at an aggregate cost of $9.6 million.

At March 31, 2000, the Company had an unrealized valuation loss of $6.6 million on available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains or losses, net of tax, included as other comprehensive income (loss) in stockholders' equity. For the three months ended March 31, 2000, a net unrealized valuation gain of $306,000 was recorded. The increase was primarily attributable to the sale of $5.0 million of mortgage-backed securities in March 2000 for which the Company recognized a loss of $437,000. The sale was executed to reposition the Company's securities portfolio.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. The Association is subject to the minimum capital standards established by the Office of Thrift Supervision (the "OTS") for all savings associations. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank, and the Association to maintain minimum amounts and ratios (set forth in the following table at March 31, 2000 and 1999) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

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

As of March 31, 2000

Tier 1 Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 123,114     11.63 %        $ 42,331       4.00 %            N/A
    Bank                                          72,289     10.15            28,492       4.00          $42,738       6.00 %
    Association                                   49,533     12.60            15,719       4.00           23,579       6.00

Total Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 136,435     12.89 %        $ 84,662       8.00 %            N/A
    Bank                                          81,244     11.41            56,983       8.00          $71,229      10.00 %
    Association                                   52,173     13.28            31,438       8.00           39,298      10.00

Tier 1 Capital to
    Average Assets:
    Consolidated                               $ 123,114      7.65 %        $ 64,407       4.00 %            N/A
    Bank                                          72,289      8.17            35,393       4.00          $44,242       5.00 %
    Association                                   49,533      6.70            29,590       4.00           36,988       5.00

As of March 31, 1999

Tier 1 Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 124,384     13.40 %        $ 37,127       4.00 %            N/A
    Bank                                          68,223     11.01            24,772       4.00          $37,162       6.00 %
    Association                                   55,768     18.78            11,875       4.00           17,813       6.00

Total Capital to
    Risk-Weighted
    Assets:
    Consolidated                               $ 136,102     14.66 %        $ 74,253       8.00 %            N/A
    Bank                                          76,013     12.27            49,549       8.00          $61,937      10.00 %
    Association                                   58,947     19.86            23,751       8.00           29,689      10.00

Tier 1 Capital to
    Average Assets:
    Consolidated                               $ 124,384      8.81 %        $ 56,492       4.00 %            N/A
    Bank                                          68,223      8.74            31,211       4.00          $39,013       5.00 %
    Association                                   55,768      8.91            25,025       4.00           31,281       5.00

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

Although there has been no impact to date, the Company may be affected by the Year 2000 effects of governmental agencies, businesses and other entities who provide data to, or received data from, the Company, and by entities, such as borrowers, vendors and customers, whose financial condition or operational capability is significant to the Company. The Company is also subject to credit risk to the extent borrowers failed to adequately address their Year 2000 issues. While the Company continued discussions with, obtained written certification from, tested such external parties' Year 2000 compliance efforts, and have not experienced to date any adverse impact as a result of the failure of these companies to resolve their Year 2000 issues, there is no assurance that there will be no future adverse impact on the Company as a result of unresolved Year 2000 issues of third parties.

The Company has expended, and will continue to expend, the resources necessary to address future issues in a timely manner. Through March 31, 2000, cumulative incremental expenditures of less than $0.3 million have been incurred out of a total projected $0.5 million. The incremental expenditures exclude internal cost and the approximately $2.50 million cost incurred in converting to the FiServ Comprehensive Banking System. The Company did not separately track internal costs related to the internal allocation of personnel and other costs related to the Year 2000 project. Most of these incremental expenditures related to the acquisition and implementation of new and enhanced systems and/or equipment, which was capitalized and amortized over their respective useful lives. Expenses related to the Company's internal resources and Year 2000 remediation costs were expensed as incurred. Minimal future expenditures are expected to take place over the next year, funded by operating cash flows, and are not expected to have a material impact on the Company's financial condition or results of operations. No assurance, however, can be given that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 1999 Form 10-K. No significant changes have occurred during the three months ended March 31, 2000.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27         Financial data schedule

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed in the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      CB BANCSHARES, INC.
                                                         (Registrant)



Date    May 12, 2000                               By  /s/ Dean K. Hirata
                                                   Dean K. Hirata
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                  EXHIBIT INDEX


 Exhibit
 Number                      Description



  27                    Financial data schedule