Form 10-Q
period 2000-06-30
CB BANCSHARES INC/HI
filed 2000-08-10
CIK 316312

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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


                                 (808) 535-2500
                         (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]                                 No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2000 was:

                  Class                                  Outstanding
      -----------------------------                   ----------------
      Common Stock, $1.00 Par Value                   3,198,733 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES


-------------------------------------------------------------------------------------------------------
                                                          JUNE 30,         December 31,       June 30,
(in thousands of dollars)                                   2000              1999              1999
-------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                $    46,545       $    66,918       $    38,311
 Interest-bearing deposits in other banks                       123                76            20,128
 Federal funds sold                                           3,640             5,700               475
 Investment and mortgage-backed securities:
     Available-for-sale                                     307,241           316,498           295,262
     FHLB Stock                                              32,782            31,727            30,629
 Loans held for sale                                          7,301             7,805             9,135
 Loans:
     Loans                                                1,240,835         1,144,926         1,034,507
     Less allowance for credit losses                        18,629            17,942            18,269
-------------------------------------------------------------------------------------------------------
 Net loans                                                1,222,206         1,126,984         1,016,238
-------------------------------------------------------------------------------------------------------
 Premises and equipment                                      18,167            18,008            20,163
 Other real estate owned                                      6,002             6,385             8,370
 Accrued interest receivable and other assets                40,738            39,448            44,482
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 1,684,745       $ 1,619,549       $ 1,483,193
=======================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Noninterest-bearing                                $   120,401       $   120,544       $   104,001
     Interest-bearing                                     1,050,919           985,601           951,496
-------------------------------------------------------------------------------------------------------
 Total deposits                                           1,171,320         1,106,145         1,055,497
-------------------------------------------------------------------------------------------------------
 Short-term borrowings                                      185,050           154,884            58,296
 Accrued expenses and other liabilities                      18,129            18,689            20,067
 Long-term debt                                             192,348           225,140           220,277
-------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                        1,566,847         1,504,858         1,354,137
-------------------------------------------------------------------------------------------------------

 Stockholders' equity:
     Preferred stock                                              -                 -                 -
     Common stock                                             3,199             3,255             3,474
     Additional paid-in capital                              54,852            56,219            62,597
     Retained earnings                                       66,911            62,159            66,502
     Accumulated other comprehensive loss,
           net of tax                                        (7,064)           (6,942)           (3,517)
-------------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                 117,898           114,691           129,056
-------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,684,745       $ 1,619,549       $ 1,483,193
=======================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------
                                                                      QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
(in thousands of dollars, except per share data)                        2000          1999           2000           1999
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                                         $ 26,803      $ 21,661       $ 52,001       $ 44,342
   Interest and dividends on investment and
      mortgage-backed securities:
       Taxable interest income                                           5,096         3,949         10,325          6,336
       Nontaxable interest income                                          389           237            773            431
       Dividends                                                           528           553          1,055          1,148
   Other interest income                                                   214           410            362            978
--------------------------------------------------------------------------------------------------------------------------
      Total interest income                                             33,030        26,810         64,516         53,235
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Deposits                                                             11,269         8,933         21,597         18,226
   FHLB advances and other short-term
     borrowings                                                          2,511           591          4,690            892
   Long-term debt                                                        3,373         2,485          6,814          4,909
--------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                            17,153        12,009         33,101         24,027
--------------------------------------------------------------------------------------------------------------------------
      Net interest income                                               15,877        14,801         31,415         29,208
Provision for credit losses                                              1,875         1,090          3,781          2,265
--------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision
      for credit losses                                                 14,002        13,711         27,634         26,943
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
   Service charges on deposit accounts                                     694           530          1,340            926
   Other service charges and fees                                          975           678          1,612          1,271
   Net realized gains (losses) on sales
     of securities                                                          15          (153)          (422)          (104)
   Net gains on sales of loans                                             124           966            264          2,054
   Other                                                                   761           284          1,208            815
--------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                           2,569         2,305          4,002          4,962
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                        5,264         5,123         10,198         10,467
   Net occupancy expense                                                 1,873         2,019          3,718          4,067
   Equipment expense                                                       799           825          1,400          1,640
   Other                                                                 4,190         4,493          7,978          8,904
--------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                         12,126        12,460         23,294         25,078
--------------------------------------------------------------------------------------------------------------------------

      Income before income taxes                                         4,445         3,556          8,342          6,827
Income tax expense                                                       1,675         1,357          3,138          2,652
--------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                      $  2,770      $  2,199       $  5,204       $  4,175
==========================================================================================================================

PER SHARE DATA:
   BASIC                                                              $   0.86      $   0.62       $   1.61       $   1.18
   DILUTED                                                            $   0.86      $   0.62       $   1.61       $   1.18
==========================================================================================================================

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30,
 (in thousands of dollars)                                            2000             1999
---------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income                                                      $   5,204       $   4,175
    Adjustments to reconcile net income to net
     Cash provided by operating activities:
       Provision for credit losses                                      3,781           2,265
       Net gain on sale of investment and
         mortgage-backed securities                                      (422)           (104)
       Depreciation and amortization                                    1,636           1,684
       Deferred income taxes                                            1,461          (1,149)
       Increase in accrued interest receivable                         (1,690)         (2,873)
       Increase (decrease) in accrued interest payable                     12            (785)
       Loans originated for sale                                      (27,592)       (105,598)
       Sale of loans held for sale                                     28,096         111,529
       (Increase) decrease in other assets                                647          (5,277)
       Increase (decrease) in income taxes payable                     (2,071)            198
       Increase (decrease) in other liabilities                          (956)          4,536
       Other                                                             (156)            799
---------------------------------------------------------------------------------------------
 Net cash provided by operating activities                              7,950           9,400
---------------------------------------------------------------------------------------------
 Cash flows from investing activities:
   Net increase in interest-bearing deposits in other
      banks                                                               (47)           (128)
   Net decrease in federal funds sold                                   2,060          47,277
   Purchase of available-for-sale securities                           (5,643)       (140,836)
   Proceeds from sales of available-for-sale securities                 7,655          20,977
   Proceeds from maturities of available-for-sale securities            7,139          15,363
   Purchase of FHLB Stock                                              (1,055)         (1,148)
   Net increase in loans                                             (103,195)        (31,739)
   Proceeds from sales of premises and equipment                          195              --
   Capital expenditures                                                  (578)           (505)
   Proceeds from sales of foreclosed assets                             4,329           4,619
---------------------------------------------------------------------------------------------
 Net cash used in investing activities                                (89,140)        (86,120)
---------------------------------------------------------------------------------------------
 Cash flows from financing activities:
   Net increase (decrease) in deposits                                 65,318         (29,113)
   Net increase in short-term borrowings                               30,166          30,370
   Proceeds from long-term debt                                        10,000          97,840
   Principal payments on long-term debt                               (42,792)        (42,678)
   Cash dividends paid                                                   (452)           (457)
   Stock repurchase                                                    (1,423)         (2,589)
---------------------------------------------------------------------------------------------
 Net cash provided by financing activities                             60,817          53,373
---------------------------------------------------------------------------------------------
 Decrease in cash and due from banks                                  (20,373)        (23,347)
 Cash and due from banks at beginning of period                        66,918          61,658
=============================================================================================
 Cash and due from banks at end of period                           $  46,545       $  38,311
=============================================================================================

Supplemental schedule of non-cash investing activities:
   Securitization of loans into mortgage-backed
     securities                                                    $       --       $  54,897
   Transfer of loans into other real estate owned                       4,192           4,800
   Transfer of loans classified as held-for-sale to
     held-for-investment                                                   --          47,935
=============================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------
                                                                                          Accu-
                                                                                         mulated
                                                                                          Other
                                                                                         Compre-
                                                        Additional                       hensive
    (in thousands of dollars,             Common          Paid-In        Retained         Income
     except per share data)                Stock          Capital        Earnings         (Loss)           Total
------------------------------------------------------------------------------------------------------------------
    BALANCE AT DECEMBER 31, 1999         $   3,255       $  56,219       $  62,159       $  (6,942)      $ 114,691
    COMPREHENSIVE INCOME (LOSS):
     NET INCOME                                 --              --           5,204              --           5,204
     UNREALIZED VALUATION ADJUSTMENT            --              --              --            (122)           (122)
------------------------------------------------------------------------------------------------------------------
      TOTAL COMPREHENSIVE INCOME (LOSS)         --              --           5,204            (122)          5,082
------------------------------------------------------------------------------------------------------------------
    CASH DIVIDENDS ($0.14 PER SHARE)            --              --            (452)             --            (452)
    REPURCHASED, CANCELLED AND RETIRED
        SHARES                                 (56)         (1,367)             --              --          (1,423)
------------------------------------------------------------------------------------------------------------------
    BALANCE AT JUNE 30, 2000             $   3,199       $  54,852       $  66,911       $  (7,064)      $ 117,898
==================================================================================================================

    Balance at December 31, 1998         $   3,552       $  65,108       $  62,784       $     928       $ 132,372
    Comprehensive income (loss):
     Net income                                 --              --           4,175              --           4,175
     Unrealized valuation adjustment            --              --              --          (4,445)         (4,445)
------------------------------------------------------------------------------------------------------------------
      Total comprehensive income (loss)         --              --           4,175          (4,445)           (270)
------------------------------------------------------------------------------------------------------------------
    Cash dividends ($0.13 per share)            --              --            (457)             --            (457)
    Repurchased, cancelled and retired
        shares                                 (78)         (2,511)             --              --          (2,589)
------------------------------------------------------------------------------------------------------------------
    Balance at June 30, 1999             $   3,474       $  62,597       $  66,502       $  (3,517)      $ 129,056
==================================================================================================================

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries (the "Company"):
City Bank and its wholly-owned subsidiary (the "Bank"); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the "Association"); and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The Association owns 50% of Pacific Access Mortgage, LLC, a mortgage brokerage company. The investment is accounted for using the equity method. Effective July 1, 2000, the Association was merged with and into the Bank. The consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

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

NOTE B - LOANS

THE LOAN PORTFOLIO CONSISTED OF THE FOLLOWING AT THE DATES INDICATED:

--------------------------------------------------------------------------------
                                        JUNE 30,       December 31,     June 30,
 (in thousands of dollars)                2000            1999            1999
--------------------------------------------------------------------------------
 Commercial                           $  232,073      $  224,660      $  202,455
 Real estate:
     Construction                         22,143          15,096          13,133
     Commercial                          201,779         196,810         174,586
     Residential                         692,368         621,200         561,745
 Installment and consumer                 97,685          91,647          87,510
--------------------------------------------------------------------------------
        Gross loans                    1,246,048       1,149,413       1,039,429
 Less:
     Unearned discount                         5               4               5
     Net deferred loan fees                5,208           4,483           4,917
     Allowance for credit losses          18,629          17,942          18,269
--------------------------------------------------------------------------------
        Loans, net                    $1,222,206      $1,126,984      $1,016,238
================================================================================


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

--------------------------------------------------------------------------------------------------------------------
                                                                         Parent
                                                                        Company
(in thousands of dollars)                 Bank        Association       and Other      Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000

INTEREST INCOME                        $   34,970      $   29,546       $        4       $       (4)      $   64,516
INTEREST EXPENSE                           15,351          17,754               --               (4)          33,101
NONINTEREST INCOME                          2,572           1,554            3,024           (3,148)           4,002
INCOME (LOSS) BEFORE INCOME TAXES
                                            6,290           3,213           (1,161)              --            8,342
INCOME TAX EXPENSE (BENEFIT)                2,327           1,252             (441)              --            3,138
TOTAL ASSETS                              891,936         796,852          117,545         (121,588)       1,684,745
--------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999

Interest income                        $   29,677      $   23,558       $        5       $       (5)      $   53,235
Interest expense                           11,739          12,293               --               (5)          24,027
Noninterest income                          1,920           3,081            3,709           (3,748)           4,962
Income (loss) before income taxes           5,114           2,732           (1,019)              --            6,827
Income tax expense (benefit)                1,951           1,138             (437)              --            2,652
Total assets                              825,615         657,616          129,749         (129,787)       1,483,193
--------------------------------------------------------------------------------------------------------------------

NOTE D - EARNINGS PER SHARE CALCULATION


--------------------------------------------------------------------------------------------------------------------
                                                                  QUARTER ENDED JUNE 30,
                                                      2000                                    1999
--------------------------------------------------------------------------------------------------------------------
                                                     SHARES          PER                      Shares          Per
(in thousands, except number          INCOME         (DENOM-        SHARE      Income         (Denom-        Share
of shares and per share data)       (NUMERATOR)      INATOR)        AMOUNT   (Numerator)      inator)        Amount
--------------------------------------------------------------------------------------------------------------------
Basic:
    Net income                       $   2,770      3,225,197      $   0.86   $   2,199      3,536,096      $   0.62
Effect of dilutive securities -
  Stock incentive plan options              --             --         --             --            140         --
Diluted:
    Net income and
      assumed conversions            $   2,770      3,225,197      $   0.86   $   2,199      3,536,236      $   0.62
====================================================================================================================


---------------------------------------------------------------------------------------------------------------------
                                                               SIX MONTHS ENDED JUNE 30,
                                                     2000                                    1999
---------------------------------------------------------------------------------------------------------------------
                                                    SHARES          PER                      Shares           Per
(in thousands, except number         INCOME         (DENOM-        SHARE      Income        (Denom-          Share
of shares and per share data)      (NUMERATOR)      INATOR)        AMOUNT   (Numerator)      inator)         Amount
---------------------------------------------------------------------------------------------------------------------
Basic:
    Net income                      $   5,204      3,238,467      $   1.61   $   4,175      3,544,118      $     1.18
Effect of dilutive securities
  Stock incentive plan options             --             --            --          --            140              --
Diluted:
    Net income and
      assumed conversions           $   5,204      3,238,467      $   1.61   $   4,175      3,544,258      $     1.18
=====================================================================================================================


At June 30, 2000 there were no securities that could potentially dilute basic earnings per share.

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

NET INCOME

Consolidated net income for the quarter ended June 30, 2000, totaled $2.8 million, an increase of $571,000, or 26.0%, over the same quarter last year. Consolidated net income for the six months ended June 30, 2000, totaled $5.2 million, an increase of $1.0 million, or 24.6%, over the same period last year. Basic and diluted earnings per share for the second quarter of 2000 were $0.86 as compared to $0.62 for the same period in 1999, an increase of $0.24, or 38.7%. For the six months ended June 30, 2000, basic and diluted earnings per share were $1.61, an increase of $0.43, or 36.4% over the same period last year. The increase in consolidated net income for the second quarter and the first six months of 2000, over the corresponding periods in 1999, was primarily due to an increase in the outstanding loans, an interest recovery on a certain nonperforming commercial loan, and a reduction in goodwill amortization as a result of the write-off of goodwill recorded in the fourth quarter of 1999. These increases were offset by a decrease in the net interest margin, an increase in the provision for credit losses and a decrease in gains on sales of loans.

The Company's annualized return on average total assets for the six months ended June 30, 2000 was 0.64% as compared to 0.59% for the same period last year. The Company's annualized return on average stockholders' equity was 8.99% for the six months ended June 30, 2000, as compared to 6.39% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $31.8 million for the six months ended June 30, 2000, an increase of $2.3 million, or 7.9% over the same period in 1999. The increase was primarily due to an increase in outstanding loans of $206.3 million, or 19.9% and an interest recovery of $480,000 on a certain nonperforming commercial loan in the first quarter of 2000, partially offset by a decrease in the net interest margin. For the six months ended June 30, 2000, the Company's net interest margin was 4.13%, a decrease of 34 basis points (1% equals 100 basis points) from the same period in 2000. The decrease in the net interest margin for the first six months of 2000 over the same period in 1999 was primarily due to the 65 basis point increase in the cost of funds, partially offset by a 31 basis point increase in the yield on average earning assets. The increase in the yield on average earning assets and the rate paid on funding sources was primarily due to the rising interest rate environment experienced between June 30, 1999 and June 30, 2000. Specifically, the Bank's prime interest rate increased by 175 basis points from 7.75% at June 30, 1999 to 9.50% at June 30, 2000.

For the second quarter of 2000, net interest income, on a taxable equivalent basis, was $16.1 million, an increase of $1.1 million, or 7.3%. The increase in net interest income for the second quarter of 2000 over the same period in 1999 was primarily due to a $230.7 million, or 17.1% increase in average earning assets and the 43 basis point increase on yields on those assets, partially offset by a $233.7 million, or 19.9%, increase in average interest-bearing liabilities and the 75 basis point increase in the related rate. For the quarter ended June 30, 2000, the Company's net interest margin was 4.10%, a decrease of 37 basis points from the same period in 1999. The decrease in the net interest margin was primarily attributable to an 80 basis point increase in the cost of funds, partially offset by a 43 basis point increase in the yield on average earning assets for the second quarter of 2000 compared to the same period in 1999.

A comparison of net interest income for the quarter and six months ended June 30, 2000 and 1999 is set forth below on a taxable equivalent basis:


                                                                           QUARTER ENDED JUNE 30,
                                          --------------------------------------------------------------------------------------
                                                            2000                                         1999
                                          -----------------------------------------    -----------------------------------------
                                                          INTEREST                                     Interest
                                            AVERAGE        INCOME/        YIELD/         Average        Income/         Yield/
(in thousands of dollars)                   BALANCE        EXPENSE         RATE          Balance        Expense          Rate
                                          -----------------------------------------    -----------------------------------------
ASSETS
Earning assets:
    Interest-bearing deposits in
       other banks                        $       118    $         2           6.82%   $    21,535    $       345           6.43%
    Federal funds sold and
       securities purchased under
     agreement to resell                       13,484            212           6.32          4,755             65           5.48
    Taxable investment and
       mortgage-backed securities             308,059          5,624           7.34        276,133          4,502           6.54
    Nontaxable investment
      securities                               30,971            598           7.77         16,628            365           8.80
    Loans (1)                               1,223,566         26,804           8.81      1,026,479         21,728           8.49
                                          --------------------------                   --------------------------
        Total earning assets                1,576,198         33,240           8.48      1,345,530         27,005           8.05
                                          --------------------------                   --------------------------

Nonearning assets:
    Cash and due from banks                    35,735                                       43,816
    Premises and equipment                     24,621                                       13,580
    Other assets                               40,585                                       62,511
    Less allowance for credit
       Losses                                 (18,625)                                     (18,464)
                                          -----------                                  -----------
        Total assets                      $ 1,658,514                                  $ 1,446,973
                                          -----------                                  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Savings deposits                      $   374,713    $     2,486           2.67%   $   368,693    $     2,230           2.43%
    Time deposits                             660,193          8,783           5.35        579,871          6,703           4.64
    Short-term borrowings                     157,155          2,511           6.43         38,485            591           6.16
    Long-term debt                            218,116          3,373           6.22        189,441          2,485           5.26
                                          --------------------------                   --------------------------
        Total interest-bearing
          Deposits and liabilities          1,410,177         17,153           4.89      1,176,490         12,009           4.14
                                          --------------------------                   --------------------------
Noninterest-bearing liabilities:
    Demand deposits                           108,028                                      127,791
    Other liabilities                          23,136                                       12,464
                                          -----------                                  -----------
        Total liabilities                   1,541,341                                    1,316,745
Stockholders' equity                          117,173                                      130,228
                                          -----------                                  -----------
        Total liabilities and
          Stockholders' equity            $ 1,658,514                                  $ 1,446,973
                                          ===========                                  ===========
        Net interest income and
          margin on total earning
          assets                                              16,087           4.10%                       14,996           4.47%
                                                                        ===========                                  ===========
Taxable equivalent adjustment                                   (210)                                        (195)
                                                         -----------                                  -----------
        Net interest income                              $    15,877                                  $    14,801
                                                         ===========                                  ===========

                                                                        SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------------------------------------
                                                            2000                                         1999
                                          -----------------------------------------    -----------------------------------------
                                                           INTEREST                                    Interest
                                             AVERAGE        INCOME/        YIELD/         Average       Income/         Yield/
(in thousands of dollars)                    BALANCE        EXPENSE         RATE          Balance       Expense          Rate
                                          -----------------------------------------    -----------------------------------------
ASSETS
Earning assets:
    Interest-bearing deposits in
       other banks                        $       132    $         4           6.09%   $    29,129    $       772           5.34%
    Federal funds sold and
       securities purchased under
     agreement to resell                       11,799            358           6.10          8,038            206           5.17
    Taxable investment and
       mortgage-backed securities             311,017         11,380           7.36        228,130          7,484           6.62
    Nontaxable investment
      securities                               30,731          1,189           7.78         15,591            663           8.58
    Loans (1)                               1,196,848         52,007           8.74      1,051,007         44,409           8.52
                                          --------------------------                   --------------------------
        Total earning assets                1,550,527         64,938           8.42      1,331,895         53,534           8.11
                                          --------------------------                   --------------------------

Nonearning assets:
    Cash and due from banks                    37,629                                       43,754
    Premises and equipment                     17,960                                       13,724
    Other assets                               50,900                                       57,500
    Less allowance for credit
       Losses                                 (18,431)                                     (18,181)
                                          -----------                                  -----------
        Total assets                      $ 1,638,585                                  $ 1,428,692
                                          -----------                                  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Savings deposits                      $   367,096    $     4,796           2.63%   $   368,346    $     4,475           2.45%
    Time deposits                             650,225         16,801           5.20        584,550         13,751           4.74
    Short-term borrowings                     150,417          4,690           6.27         30,254            892           5.95
    Long-term debt                            222,573          6,814           6.16        179,839          4,909           5.50
                                          --------------------------                   --------------------------
        Total interest-bearing
          Deposits and liabilities          1,390,311         33,101           4.79      1,162,989         24,027           4.17
                                          --------------------------                   --------------------------
Noninterest-bearing liabilities:
    Demand deposits                           113,547                                      118,160
    Other liabilities                          18,280                                       15,797
                                          -----------                                  -----------
        Total liabilities                   1,522,138                                    1,296,946
Stockholders' equity                          116,447                                      131,746
                                          -----------                                  -----------
        Total liabilities and
          Stockholders' equity            $ 1,638,585                                  $ 1,428,692
                                          ===========                                  ===========
        Net interest income and
          margin on total earning
          assets                                              31,837           4.13%                       29,507           4.47%
                                                                        ===========                                  ===========
Taxable equivalent adjustment                                   (422)                                        (299)
                                                         -----------                                  -----------
        Net interest income                              $    31,415                                  $    29,208
                                                         ===========                                  ===========


(1) Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 2000, December 31, 1999 and June 30, 1999 follows:

----------------------------------------------------------------------------------------
                                                     JUNE 30,    December 31,    June 30,
(in thousands of dollars)                             2000          1999          1999
----------------------------------------------------------------------------------------

Nonperforming assets:
   Nonperforming loans:
     Commercial                                      $ 1,676       $ 1,831       $   522
     Real estate:
      Commercial                                       3,381           518           793
      Residential                                      6,004         8,992        10,511
----------------------------------------------------------------------------------------
        Total real estate loans                        9,385         9,510        11,304
     Consumer                                             31           441           106
----------------------------------------------------------------------------------------
        Total nonperforming loans                     11,092        11,782        11,932
----------------------------------------------------------------------------------------
  Other real estate owned                              6,002         6,385         8,370
----------------------------------------------------------------------------------------
        Total nonperforming assets                   $17,094       $18,167       $20,302
========================================================================================

Past due loans:
     Commercial                                      $ 1,024       $    96       $ 1,715
     Real estate                                       1,119         3,481         1,959
     Consumer                                            887           592           762
----------------------------------------------------------------------------------------
        Total past due loans (1)                     $ 3,030       $ 4,169       $ 4,436
========================================================================================

Restructured:
     Commercial                                      $ 4,662       $ 4,440       $ 5,760
     Real estate:
      Commercial                                          --         1,231         1,255
      Residential                                     11,971        11,280        11,489
----------------------------------------------------------------------------------------
        Total restructured loans (2)                 $16,633       $16,951       $18,504
========================================================================================

Nonperforming assets to total loans
   and other real estate owned (end of period):
     Excluding 90 days past due accruing loans          1.37%         1.57%         1.95%
     Including 90 days past due accruing loans          1.61%         1.93%         2.37%

Nonperforming assets to total assets
   (end of period):
     Excluding 90 days past due accruing loans          1.01%         1.12%         1.37%
     Including 90 days past due accruing loans          1.19%         1.38%         1.67%

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2) Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at June 30, 2000 totaled $11.1 million, a decrease of $840,000, or 7.0%, from June 30, 1999.

Other real estate owned was $6.0 million at June 30, 2000 a decrease of $2.4 million, or 28.3%, from June 30, 1999. The decrease in other real estate owned was consistent with the decrease in nonperforming real estate loans and the increase in real estate sales activity in Hawaii.

Restructured loans were $16.6 million at June 30, 2000, a decrease of $1.9 million, or 10.1%, from June 30, 1999. The decrease was primarily due to the restructuring of a certain commercial real estate loan to a market interest rate in the second quarter of 2000.

At June 30, 2000, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms.


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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:


-----------------------------------------------------------------------------------
                                                        SIX MONTHS ENDED JUNE 30,
(in thousands of dollars)                             2000                 1999
-----------------------------------------------------------------------------------
     Loans outstanding (end of period)            $ 1,240,835           $ 1,034,507
===================================================================================
     Average loans outstanding                    $ 1,196,848           $ 1,051,007
===================================================================================
     Balance at beginning of period               $    17,942           $    17,771
-----------------------------------------------------------------------------------
     Loans charged off:
       Commercial                                         497                   260
       Real estate - residential                        2,222                 1,550
       Consumer                                           821                   283
-----------------------------------------------------------------------------------
          Total loans charged off                       3,540                 2,093
-----------------------------------------------------------------------------------
     Recoveries on loans charged off:
       Commercial                                          81                    46
       Real estate:
          Commercial                                       15                    62
          Residential                                     235                   126
       Consumer                                           115                    92
-----------------------------------------------------------------------------------
          Total recoveries on loans
            previously charged off                        446                   326
-----------------------------------------------------------------------------------
          Net charge-offs                              (3,094)               (1,767)
-----------------------------------------------------------------------------------
     Provision charged to expense                       3,781                 2,265
-----------------------------------------------------------------------------------
     Balance at end of period                     $    18,629           $    18,269
===================================================================================
     Net loans charged off to average loans              0.52%(1)              0.34%(1)
     Net loans charged off to allowance
       for credit losses                                33.40%(1)             19.50%(1)
     Allowance for credit losses to total
       loans (end of period)                             1.50%                 1.77%
     Allowance for credit losses to nonperforming
       loans (end of period):
          Excluding 90 days past due
            accruing loans                              1.68X                 1.53x
          Including 90 days past due
            accruing loans                              1.32X                 1.12x

(1) Annualized

The provision for credit losses was $1.9 million for the second quarter of 2000, an increase of $785,000, or 72.0%, over the same quarter last year. For the six months ended June 30, 2000, the provision for credit losses was $3.8 million, an increase of $1.5 million, or 66.9% over the same period last year. The increase in the provision for credit losses was consistent with the increase in the loan portfolio of 19.9% and the $1.3 million increase in the net charge-offs from the six months ended June 30, 1999 to the six months ended June 30, 2000.

The Allowance at June 30, 2000 was $18.6 million and represented 1.50% of total loans. The corresponding ratios at December 31, 1999 and June 30, 1999 were 1.56% and 1.77%, respectively.

Net charge-offs were $3.1 million for the first six months of 2000, an increase of $1.3 million, or 75.1%, over the same period in 1999. The increase was primarily due to higher charge-offs in commercial, residential real estate and consumer loan categories.

The Allowance increased to 1.68 times nonperforming loans (excluding 90 days past due accruing loans) at June 30, 2000 from 1.53 times at June 30, 1999 as a result of the decrease in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at June 30, 2000. However, changes in prevailing economic conditions in the Company's markets or those of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

For the six months ended June 30, 2000, noninterest income was $4.0 million, a decrease of $960,000, or 19.3%, from the $5.0 million for the same period in 1999. Noninterest income totaled $2.6 million for the second quarter of 2000, an increase of $264,000, or 11.5%, over the second quarter of 1999.

Service charges on deposit accounts increased $414,000 and $164,000, or 44.7% and 30.9%, for the first six months and second quarter of 2000, respectively, over the same periods in 1999. These increases resulted from an increase in deposit accounts.

Other service charges and fees increased $341,000 and $297,000, or 26.8% and 43.8%, for the first six months and second quarter of 2000, respectively, over the same periods in 1999. These increases were primarily due to higher ATM fee income recorded during the six months ended June 30, 2000.

Net realized losses on sales of securities was $422,000 for the six months ended June 30, 2000, as compared to net realized losses of $104,000 in the same period in 1999. The increase was primarily due to a realized loss of $394,000 related to the sale of $5.0 million of mortgage-backed securities. The sale was made to reposition the securities portfolio into higher-yielding securities.

Net gains on sales of loans decreased $1.8 million and $842,000, or 87.1% and 87.2%, for the first six months and second quarter of 2000, respectively, from the same periods in 1999. The decrease in net gains on sales of loans resulted from the decrease in loan sale activity as a result of the rising interest rate environment.

Other noninterest income increased $393,000 and $477,000, or 48.2% and 168.0%, for the first six months and second quarter of 2000, respectively, over the same periods in 1999. The increase for the six months ended June 30, 2000 over the same period in 1999 was primarily due to a gain of $231,000 on the sale of a certain real estate owned property in the second quarter of 2000 and $327,000 of additional earnings on bank owned life insurance in the first six months of 2000, offset by option fees of $236,000 recorded in the first quarter of 1999.

NONINTEREST EXPENSE

For the six months ended June 30, 2000, noninterest expense was $23.3 million, a decrease of $1.8 million, or 7.1%, as compared to the same period in 1999. Noninterest expense totaled $12.1 million for the second quarter of 2000, a decrease of $334,000, or 2.7%, from the same period in 1999. The decrease in noninterest expense in most categories reflects management's efforts to streamline as well as increase the productivity and efficiency of the Company's operations. As a result of the decrease in noninterest expense, the efficiency ratio (exclusive of the amortization of goodwill and other intangibles) improved from 71.9% for the six months ended June 30, 1999 to 64.9% for the six months ended June 30, 2000.

Net occupancy expense decreased $349,000 and $146,000, or 8.6% and 7.2%, for the first six months and quarter ended June 30, 2000, respectively, from the same period in 1999. These decreases were primarily due to a reduction in the net expenses related to rental property.

Equipment expense decreased $240,000 and $26,000, or 14.6% and 3.2%, for the first six months and second quarter of 2000, respectively, from the same period in 1999. The decrease for the six months ended June 30, 2000 compared to the same period in 1999 was primarily due to a $300,000 refund of certain software lease payments received in the first quarter of 2000.

Other noninterest expense decreased $926,000 and $303,000, or 10.4% and 6.7%, for the first six months and second quarter of 2000, respectively, from the same periods in 1999. These decreases were primarily due to a reduction in goodwill amortization resulting from the write-off of goodwill recorded in the fourth quarter of 1999 and lower legal and professional fees.

MERGER OF THE BANK AND THE ASSOCIATION

In December 1999, the Boards of Directors of the Company, the Bank and the Association approved the Agreement and Plan of Merger by and between the Bank and the Association (the "Merger"). The Association and the Bank merged on July 1, 2000, with the Bank being the surviving corporation. The Bank, by operation of law, now possesses all of the rights, privileges, immunities and franchises of the Association and is responsible and liable for all liabilities and obligations of the Association, which ceased to exist as a separate legal entity. In connection with the Merger, all Association branches became Bank branches. Two Association branches, which were already housed in the same location with Bank branches, were merged into the respective Bank branch. With the merger, all Association loan and deposit accounts became Bank accounts. The loan and deposit accounts of these two branches were transferred to the respective Bank branches.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, the Company increased its deposits to fund its asset growth. At June 30, 2000, deposits totaled $1.2 billion, an increase of $65.2 million, or 5.9% over December 31, 1999. The increase in deposits was used to fund the growth in investments and loans, which increased by an aggregate of $87.2 million during the six months ended June 30, 2000.

In the first six months of 1999, the Company originated $105.6 million of loans for sale and subsequently sold them as compared to $27.6 million in the first six months of 2000. In the current year, the Company has continued to originate similar volumes of loans, but due to the rising interest rate environment the Company has maintained a larger proportion of the originated loans in its portfolio. The originations were funded through an increase in deposits and short-term borrowings.

At June 30, 2000, short-term borrowings and long-term debt were $185.0 million and $192.3 million, respectively, an increase of $30.2 million, or 19.5%, and a decrease of $32.8 million, or 14.6%, respectively, as compared to December 31, 1999.

During the second quarter of 1999, the Company announced a stock repurchase program to repurchase up to 10%, or approximately 360,000 shares, of its 3.6 million shares of common stock outstanding. During the second quarter of 2000, the Company completed this stock repurchase program.

At June 30, 2000, the Company had a net unrealized valuation loss of $7.1 million on available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains or losses, net of tax, included as other comprehensive income (loss) in stockholders' equity. For the six months ended June 30, 2000, a net unrealized valuation loss of $122,000 was recorded.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. The Association is subject to the minimum capital standards established by the Office of Thrift Supervision (the "OTS") for all savings associations. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank, and the Association to maintain minimum amounts and ratios (set forth in the following table at June 30, 2000 and 1999) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

---------------------------------------------------------------------------------------------------------
                                                                                        TO BE WELL-
                                                                                        CAPITALIZED
                                                                                        UNDER PROMPT
                                                           FOR CAPITAL               CORRECTIVE ACTION
                                 ACTUAL                 ADEQUACY PURPOSES               PROVISIONS
---------------------------------------------------------------------------------------------------------
(dollars in thousands)    AMOUNT        RATIO          AMOUNT        RATIO          AMOUNT        RATIO
---------------------------------------------------------------------------------------------------------
AS OF JUNE 30, 2000

TIER 1 CAPITAL TO
    RISK-WEIGHTED
    ASSETS:
    CONSOLIDATED         $124,703         11.45%      $ 43,575          4.00%           N/A
    BANK                   73,513         10.24         28,710          4.00       $ 43,065          6.00%
    ASSOCIATION            49,758         12.10         16,452          4.00         24,679          6.00

TOTAL CAPITAL TO
    RISK-WEIGHTED
    ASSETS:
    CONSOLIDATED         $138,406         12.71%      $ 87,150          8.00%           N/A
    BANK                   82,544         11.50         57,420          8.00       $ 71,776         10.00%
    ASSOCIATION            52,488         12.76         32,905          8.00         41,131         10.00

TIER 1 CAPITAL TO
    AVERAGE ASSETS:
    CONSOLIDATED         $124,703          7.52%      $ 66,330          4.00%           N/A
    BANK                   73,513          8.22         35,780          4.00       $ 44,725          5.00%
    ASSOCIATION            49,758          6.58         30,229          4.00         37,787          5.00

As of June 30, 1999

Tier 1 Capital to
    Risk-Weighted
    Assets:
    Consolidated         $123,960         12.74%      $ 38,922          4.00%           N/A
    Bank                   69,039         10.55         26,174          4.00       $ 39,261          6.00%
    Association            53,257         16.46         12,941          4.00         19,411          6.00


Total Capital to
    Risk-Weighted
    Assets:
    Consolidated         $136,230         14.00%      $ 77,845          8.00%           N/A
    Bank                   77,264         11.81         52,348          8.00       $ 65,435         10.00%
    Association            56,357         17.42         25,882          8.00         32,352         10.00


Tier 1 Capital to
    Average Assets:
    Consolidated         $123,960          8.68%      $ 57,148          4.00%           N/A
    Bank                   69,039          8.62         32,042          4.00       $ 40,053          5.00%
    Association            53,257          8.27         25,762          4.00         32,202          5.00

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

Although there has been no impact to date, the Company may be affected by the Year 2000 effects of governmental agencies, businesses and other entities who provide data to, or received data from, the Company, and by entities, such as borrowers, vendors and customers, whose financial condition or operational capability is significant to the Company. The Company is also subject to credit risk to the extent borrowers failed to adequately address their Year 2000 issues. The Company either continued discussions with, obtained written certification from, or tested such external parties' Year 2000 compliance efforts, and has not experienced to date any adverse impact as a result of the failure of these companies to resolve their Year 2000 issues. However, there is no assurance that there will be no future adverse impact on the Company as a result of unresolved Year 2000 issues of third parties.

The Company has expended, and will continue to expend, the resources necessary to address future issues in a timely manner. Through June 30, 2000, cumulative incremental expenditures of less than $0.3 million have been incurred out of a total projected $0.5 million. The incremental expenditures exclude internal costs and the approximately $2.50 million cost incurred in converting to the FiServ Comprehensive Banking System. Most of these incremental expenditures related to the acquisition and implementation of new and enhanced systems and were capitalized and amortized over their respective useful lives. Expenses related to the Company's internal resources and Year 2000 remediation costs were expensed as incurred. Minimal future expenditures are expected to take place over the next year, funded by operating cash flows, and are not expected to have a material impact on the Company's financial condition or results of operations. No assurance, however, can be given that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 1999 Form 10-K. No significant changes have occurred during the six months ended June 30, 2000.

                           PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on April 27, 2000, the stockholders voted on the election of four directors for a term of three years expiring in 2003, or until their successors are elected:

        Name                                     Shares Voted For       Shares Withheld
        ----                                     ----------------       ---------------
Donald J. Andres                                     2,154,395              451,148
Ronald K. Migita                                     2,159,539              446,004
Calvin K.Y. Say                                      2,155,513              450,030
Dwight L. Yoshimura                                  2,157,597              447,946

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Exhibit 27 Financial data schedule

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed in the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CB BANCSHARES, INC.
                                          (REGISTRANT)



Date August 10, 2000                    By  /s/ Dean K. Hirata
     --------------                       -----------------------------
                                       Dean K. Hirata
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)

                                  EXHIBIT INDEX


 EXHIBIT
  NUMBER          DESCRIPTION
  ------          -----------

    27            Financial data schedule