Form 10-Q
period 2000-09-30
CB BANCSHARES INC/HI
filed 2000-11-14
CIK 316312

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


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

                   Yes [X]                             No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2000 was:

                   Class                                    Outstanding
                -----------                                 -----------
       Common Stock, $1.00 Par Value                     3,198,733 shares

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------------------------------
                                                     SEPTEMBER 30,       December 31,      September 30,
(in thousands)                                          2000                1999               1999
--------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                             $    35,104         $    66,918         $    51,161
Interest-bearing deposits in other banks                    279                  76              20,063
Federal funds sold                                          475               5,700                 800
Investment and mortgage-backed securities:
    Available-for-sale                                  298,674             316,498             285,591
    FHLB Stock                                           31,915              31,727              31,167
Loans held for sale                                       5,863               7,805               9,805
Loans:
    Loans                                             1,266,615           1,144,926           1,108,758
    Less allowance for credit losses                     17,707              17,942              17,941
-------------------------------------------------------------------------------------------------------

Net loans                                             1,248,908           1,126,984           1,090,817
-------------------------------------------------------------------------------------------------------
Premises and equipment                                   18,579              18,008              19,661
Other real estate owned                                   4,731               6,385               6,035
Accrued interest receivable and other assets             43,679              39,448              49,776
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                        $ 1,688,207         $ 1,619,549         $ 1,564,876
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing                             $   113,131         $   120,544         $   108,491
    Interest-bearing                                  1,056,140             985,601             988,691
-------------------------------------------------------------------------------------------------------

Total deposits                                        1,169,271           1,106,145           1,097,182
-------------------------------------------------------------------------------------------------------
Short-term borrowings                                   193,700             154,884              86,840
Accrued expenses and other liabilities                   18,393              18,689              18,043
Long-term debt                                          181,688             225,140             235,283
Minority interest in consolidated subsidiary              7,000                  --                  --
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                     1,570,052           1,504,858           1,437,348
-------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock                                          --                  --                  --
    Common stock                                          3,199               3,255               3,360
    Additional paid-in capital                           54,852              56,219              59,237
    Retained earnings                                    69,579              62,159              68,740
    Accumulated other comprehensive loss,
          net of tax                                     (9,475)             (6,942)             (3,809)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                              118,155             114,691             127,528
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,688,207         $ 1,619,549         $ 1,564,876
=======================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------
                                                        QUARTER ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
(in thousands, except per share data)                2000          1999          2000           1999
------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                      $ 28,707      $ 22,986      $ 80,144       $ 66,789
   Interest and dividends on investment and
      mortgage-backed securities:
        Taxable interest income                       4,693         4,591        15,018         10,927
        Nontaxable interest income                      395           283         1,168            714
        Dividends                                       533           540         1,588          1,688
   Other interest income                                 56           296           418          1,181
------------------------------------------------------------------------------------------------------

      Total interest income                          34,384        28,696        98,336         81,299
------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Deposits                                          12,384         9,344        33,981         27,570
   FHLB advances and other short-term
     borrowings                                       3,411           903         8,101          1,795
   Long-term debt                                     3,058         3,505         9,872          8,414
------------------------------------------------------------------------------------------------------

      Total interest expense                         18,853        13,752        51,954         37,779
------------------------------------------------------------------------------------------------------

      Net interest income                            15,531        14,944        46,382         43,520
Provision for credit losses                           1,525         1,333         5,306          3,598
------------------------------------------------------------------------------------------------------

      Net interest income after provision for
        credit losses                                14,006        13,624        41,076         39,922
------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
   Service charges on deposit accounts                  720           533         2,060          1,459
   Other service charges and fees                     1,100         1,034         3,276          2,950
   Net realized gains (losses) on sales
     of securities                                        1            72          (421)           (32)
   Net gains on sales of loans                          124           359           388          2,413
   Other                                                833           316         2,041          1,118
------------------------------------------------------------------------------------------------------

      Total noninterest income                        2,778         2,314         7,344          7,908
------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                     5,811         5,116        16,009         15,583
   Net occupancy expense                              1,653         1,951         5,371          6,018
   Equipment expense                                    807           769         2,207          2,409
   Other                                              3,976         4,026        11,954         12,930
------------------------------------------------------------------------------------------------------

      Total noninterest expense                      12,247        11,862        35,541         36,940
------------------------------------------------------------------------------------------------------

      Income before income taxes                      4,537         4,063        12,879         10,890
Income tax expense                                    1,548         1,583         4,686          4,235
------------------------------------------------------------------------------------------------------

      NET INCOME                                   $  2,989      $  2,480      $  8,193       $  6,655
======================================================================================================

PER SHARE DATA:
   BASIC                                           $   0.93      $   0.72      $   2.54       $   1.89
   DILUTED                                         $   0.93      $   0.72      $   2.54       $   1.89
======================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES


-----------------------------------------------------------------------------------------------------
                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
(in thousands)                                                            2000                 1999
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                        $   8,193            $   6,655
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for credit losses                                        5,306                3,598
        Net loss on sale of investment and
          mortgage-backed securities                                         421                   32
        Net gain on sale of foreclosed assets                               (257)                  --
        Loss on sale of fixed assets                                          87                   --
        Depreciation and amortization                                      2,004                1,827
        Deferred income taxes                                              2,112                  791
        Increase in accrued interest receivable                           (1,560)              (3,020)
        Decrease in accrued interest payable                                (323)                 (83)
        Loans originated for sale                                        (39,574)            (126,908)
        Sale of loans held for sale                                       41,516              131,478
        Increase in other assets                                          (2,671)             (10,636)
        Increase (decrease) in income taxes payable                         (822)                  42
        Increase (decrease) in other liabilities                            (377)               2,198
        Other                                                                498                 (740)
-----------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                14,553                5,234
-----------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
     Net increase in interest-bearing deposits in other banks               (203)                 (63)
     Net decrease in federal funds sold                                    5,225               46,952
     Purchase of available-for-sale securities                            (5,643)            (187,281)
     Proceeds from sales of available-for-sale securities                  7,656               35,995
     Proceeds from maturities of available-for-sale securities            11,805               58,752
     Net increase in FHLB Stock                                             (188)              (1,686)
     Net increase in loans                                              (132,268)            (111,028)
     Proceeds from sales of premises and equipment                           244                   --
     Capital expenditures                                                 (2,906)                (572)
     Proceeds from sales of foreclosed assets                              6,616                8,308
-----------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                  (109,662)            (150,623)
-----------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
     Net increase in deposits                                             63,126               12,572
     Net increase in short-term borrowings                                38,816               58,914
     Proceeds from long-term debt                                         10,000              164,570
     Principal payments on long-term debt                                (53,452)             (94,402)
     Net increase in minority interest in consolidated subsidiary          7,000                   --
     Cash dividends paid                                                    (772)                (699)
     Stock repurchases                                                    (1,423)              (6,063)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 63,295              134,892
-----------------------------------------------------------------------------------------------------
 Decrease in cash and due from banks                                     (31,814)             (10,497)
 Cash and due from banks at beginning of period                           66,918               61,658
-----------------------------------------------------------------------------------------------------
 Cash and due from banks at end of period                              $  35,104            $  51,161
=====================================================================================================

Supplemental schedule of non-cash investing activities:
      Securitization of loans into mortgage-backed securities          $      --            $  58,965
      Transfer of loans into other real estate owned                       5,038                4,800
      Transfer of loans classified as held-for-sale to
        held-for-investment                                                   --               48,626
=====================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------
                                                                                                Accu-
                                                                                               mulated
                                                                                                Other
                                                                                               Compre-
                                                              Additional                       hensive
                                               Common          Paid-In         Retained        Income
(in thousands, except per share data)           Stock          Capital         Earnings         (Loss)          Total
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                  $   3,255       $  56,219       $  62,159       $  (6,942)      $ 114,691
COMPREHENSIVE INCOME (LOSS):
 NET INCOME                                          --              --           8,193              --           8,193
 UNREALIZED VALUATION ADJUSTMENT                     --              --              --          (2,533)         (2,533)
-----------------------------------------------------------------------------------------------------------------------
  TOTAL COMPREHENSIVE INCOME
     (LOSS)                                          --              --           8,193          (2,533)          5,660
-----------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS ($0.24 PER SHARE)                     --              --            (773)             --            (773)
REPURCHASED, CANCELLED AND RETIRED
    SHARES                                          (56)         (1,367)             --              --          (1,423)
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                 $   3,199       $  54,852       $  69,579       $  (9,475)      $ 118,155
=======================================================================================================================

Balance at December 31, 1998                  $   3,552       $  65,108       $  62,784       $     928       $ 132,372
Comprehensive income (loss):
 Net income                                          --              --           6,655              --           6,655
 Unrealized valuation adjustment                     --              --              --          (4,737)         (4,737)
-----------------------------------------------------------------------------------------------------------------------
  Total comprehensive income (loss)                  --              --           6,655          (4,737)          1,918
-----------------------------------------------------------------------------------------------------------------------
Cash dividends ($0.20 per share)                     --              --            (699)             --            (699)
Repurchased, cancelled and retired
    shares                                         (192)         (5,871)             --              --          (6,063)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                 $   3,360       $  59,237       $  68,740       $  (3,809)      $ 127,528
=======================================================================================================================

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries (the "Company"):
City Bank and its wholly-owned subsidiaries (the "Bank"); Datatronix Financial Services, Inc.; and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The Bank owns 50% of Pacific Access Mortgage, LLC, a mortgage brokerage company. The investment is accounted for using the equity method. Effective July 1, 2000, International Savings & Loan Association (the "Association") was merged with and into the Bank. The consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

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

  NEW ACCOUNTING PRINCIPLES

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving
Stock Compensation, An Interpretation of APB Opinion No. 25" (the "Interpretation") was issued in March 2000. This Interpretation clarifies the application of Accounting Principles Board Opinion ("APBO") No. 25 for certain issues and does not address any issues related to the application of the fair value method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Among other issues, the Interpretation clarifies
(a) the definition of an employee for purposes of applying APBO No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

The Interpretation was effective July 1, 2000, but certain conclusions in the Interpretation covered specific events that occurred after either December 15, 1998, or January 12, 2000. To the extent that the Interpretation covered events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the Interpretation were recognized on a prospective basis from July 1, 2000. The Company adopted the provisions of the Interpretation on July 1, 2000. There was no material impact to the Company's results of operations resulting from the adoption of the Interpretation.

  RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 1999 have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NOTE B - LOANS

THE LOAN PORTFOLIO CONSISTED OF THE FOLLOWING AT THE DATES INDICATED:

---------------------------------------------------------------------------------
                                    SEPTEMBER 30,   December 31,    September 30,
(in thousands)                          2000            1999            1999
---------------------------------------------------------------------------------
Commercial                           $  232,105      $  224,660      $  212,088
Real estate:
    Construction                         22,695          15,096           9,441
    Commercial                          195,414         196,810         191,964
    Residential                         713,892         621,200         654,623
Installment and consumer                107,699          91,647          44,982
-------------------------------------------------------------------------------
        Gross loans                   1,271,805       1,149,413       1,113,098
Less:
    Unearned discount                         4               4               5
    Net deferred loan fees                5,186           4,483           4,335
    Allowance for credit losses          17,707          17,942          17,941
-------------------------------------------------------------------------------
        Loans, net                   $1,248,908      $1,126,984      $1,090,817
===============================================================================

NOTE C - SEGMENT INFORMATION

The Company's business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

------------------------------------------------------------------------------------------------------------------------

(in thousands)                              Retail         Wholesale         Treasury         All Other          Total
------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000

NET INTEREST INCOME                       $   21,293       $   24,872       $      212       $        5       $   46,382
INTERSEGMENT NET INTEREST
  INCOME (EXPENSE)                             1,944           (7,893)           5,949               --               --
PROVISION FOR CREDIT LOSSES                    1,742            3,564               --               --            5,306
OTHER OPERATING INCOME
  (EXPENSE)                                   (7,133)          (5,781)          (1,844)         (13,439)         (28,197)
ADMINISTRATIVE AND OVERHEAD
  EXPENSE ALLOCATION                          (6,844)          (3,735)          (1,081)          11,660               --
INCOME TAX EXPENSE (BENEFIT)                   2,744            1,423            1,181             (662)           4,686
NET INCOME (LOSS)                              4,774            2,476            2,055           (1,112)           8,193
TOTAL ASSETS                                 833,572          441,535          368,515           44,585        1,688,207
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1999

Net interest income                       $   19,965       $   19,374       $    4,162       $       19       $   43,520
Intersegment net interest
  income (expense)                             3,596           (5,374)           1,778               --               --
Provision for credit losses                      982            2,593               --               23            3,598
Other operating income
  (expense)                                   (6,898)          (6,638)          (1,945)         (13,551)         (29,032)
Administrative and overhead
  expense allocation                          (6,483)          (4,184)          (1,192)          11,859               --
Income tax expense (benefit)                   3,621              230            1,104             (720)           4,235
Net income (loss)                              5,577              355            1,699             (976)           6,655
Total assets                                 711,109          409,991          390,613           53,163        1,564,876
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

NOTE D - EARNINGS PER SHARE CALCULATION

---------------------------------------------------------------------------------------------------------------
                                                            QUARTER ENDED SEPTEMBER 30,
                                                    2000                                    1999
---------------------------------------------------------------------------------------------------------------

                                                   SHARES         PER                      Shares         Per
(in thousands, except number         INCOME        (DENOM-       SHARE       Income        (Denom-       Share
of shares and per share data)      (NUMERATOR)     INATOR)       AMOUNT    (Numerator)     inator)       Amount
---------------------------------------------------------------------------------------------------------------
Basic:
    Net income                      $   2,989     3,198,733     $  0.93     $   2,480     3,457,806     $  0.72

Effect of dilutive securities -
  Stock incentive plan options             --            --          --            --           381          --
Diluted:
    Net income and
      assumed conversions           $   2,989     3,198,733     $  0.93     $   2,480     3,458,187     $  0.72
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                    2000                                    1999
---------------------------------------------------------------------------------------------------------------

                                                   SHARES        PER                       Shares         Per
(in thousands, except number          INCOME       (DENOM-      SHARE        Income        (Denom-       Share
of shares and per share data)      (NUMERATOR)     INATOR)      AMOUNT     (Numerator)     inator)       Amount
---------------------------------------------------------------------------------------------------------------
Basic:
    Net income                      $   8,193     3,225,126     $  2.54     $   6,655     3,514,449     $  1.89

Effect of dilutive securities -
  Stock incentive plan options             --            --          --            --           381          --
Diluted:
    Net income and
      assumed conversions           $   8,193     3,225,126     $  2.54     $   6,655     3,514,830     $  1.89
===============================================================================================================

At September 30, 2000 there were no securities that could potentially dilute basic earnings per share.

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

NET INCOME

Consolidated net income for the quarter ended September 30, 2000, totaled $3.0 million, an increase of $509,000, or 20.5%, over the same quarter last year. Consolidated net income for the nine months ended September 30, 2000, totaled $8.2 million, an increase of $1.5 million, or 23.1%, over the same period last year. Basic and diluted earnings per share for the third quarter of 2000 were $0.93 as compared to $0.72 for the same period in 1999, an increase of $0.21, or 29.2%. For the nine months ended September 30, 2000, basic and diluted earnings per share were $2.54, an increase of $0.65, or 34.4% over the same period last year. The increase in consolidated net income for the third quarter and the first nine months of 2000, over the corresponding periods in 1999, was primarily due to an increase in the outstanding loans, an interest recovery of $1.3 million on a certain nonperforming commercial loan, and a reduction in goodwill amortization in the amount of $213,000 per quarter following the write-off of goodwill recorded in the fourth quarter of 1999. These increases were offset by a decrease in the net interest margin, an increase in the provision for credit losses and a decrease in gains on sales of loans.

The Company's annualized return on average total assets for the nine months ended September 30, 2000 was 0.66% as compared to 0.61% for the same period last year. The Company's annualized return on average stockholders' equity was 9.36% for the nine months ended September 30, 2000, as compared to 6.80% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $47.0 million for the nine months ended September 30, 2000, an increase of $3.1 million, or 7.1% over the same period in 1999. The increase was primarily due to an increase in outstanding loans of $157.9 million, or 14.2% and an interest recovery of $480,000 and $800,000 on a certain nonperforming commercial loan in the first and third quarter of 2000, respectively, partially offset by a decrease in the net interest margin. For the nine months ended September 30, 2000, the Company's net interest margin was 4.01%, a decrease of 30 basis points (1% equals 100 basis points) from the same period in 1999. The decrease in the net interest margin for the first nine months of 2000 over the same period in 1999 was primarily due to the 73 basis point increase in the cost of funds, partially offset by a 42 basis point increase in the yield on average earning assets. The increase in the yield on average earning assets and the rate paid on funding sources was primarily due to the rising interest rate environment experienced between September 30, 1999 and September 30, 2000. Specifically, the Bank's prime interest rate increased by 125 basis points from 8.25% at September 30, 1999 to 9.50% at September 30, 2000.

For the third quarter of 2000, net interest income, on a taxable equivalent basis, was $15.8 million, an increase of $649,000, or 4.3%. The increase in net interest income for the third quarter of 2000 over the same period in 1999 was primarily due to a $174.4 million, or 12.2% increase in average earning assets and the 58 basis point increase on yields on those assets, partially offset by a $160.8 million, or 12.7%, increase in average interest-bearing liabilities and the 95 basis point increase in the related rate. For the quarter ended September 30, 2000, the Company's net interest margin was 3.91%, a decrease of 29 basis points from the same period in 1999. The decrease in the net interest margin was primarily attributable to an 87 basis point increase in the cost of funds, partially offset by a 58 basis point increase in the yield on average earning assets for the third quarter of 2000 compared to the same period in 1999.

A comparison of net interest income for the quarter and nine months ended September 30, 2000 and 1999 is set forth below on a taxable equivalent basis:

                                                                        QUARTER ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------------------------------
                                                            2000                                          1999
                                         ----------------------------------------      ----------------------------------------
                                                           INTEREST                                      Interest
                                           AVERAGE          INCOME/        YIELD/        Average          Income/        Yield/
(dollars in thousands)                     BALANCE          EXPENSE         RATE         Balance          Expense         Rate
                                         ----------------------------------------      ----------------------------------------
ASSETS
Earning assets:
   Interest-bearing deposits in
     other banks                         $       954      $        21        8.76%     $    20,975      $       250        4.73%
   Federal funds sold and
     securities purchased under
     agreement to resell                       2,498               35        5.57            3,379               46        5.40
   Taxable investment and
     mortgage-backed securities              305,063            5,226        6.82          297,202            5,131        6.85
   Nontaxable investment
     securities                               31,422              608        7.70           26,004              435        6.64
   Loans(1)                                1,261,723           28,716        9.05        1,079,674           22,994        8.45
                                         ----------------------------                  ----------------------------

      Total earning assets                 1,601,660           34,606        8.60        1,427,234           28,856        8.02
                                         ----------------------------                  ----------------------------

Nonearning assets:
   Cash and due from banks                    33,001                                        41,861
   Premises and equipment                     18,532                                        13,315
   Other assets                               45,852                                        66,146
   Less allowance for credit
     losses                                  (18,952)                                      (18,347)
                                         -----------                                   -----------
      Total assets                       $ 1,680,093                                   $ 1,530,209
                                         ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
liabilities:
   Savings deposits                      $   367,647      $     2,595        2.81%     $   363,435      $     2,205        2.41%
   Time deposits                             677,649            9,789        5.75          612,037            7,139        4.63
   Short-term borrowings                     201,408            3,411        6.74           67,744              903        5.29
   Long-term debt                            184,862            3,058        6.58          227,537            3,505        6.11
                                         ----------------------------                  ----------------------------
      Total interest-bearing
        deposits and liabilities           1,431,566           18,853        5.24        1,270,753           13,752        4.29
                                         ----------------------------                  ----------------------------
Noninterest-bearing liabilities:
   Demand deposits                           113,309                                       117,920
   Other liabilities                          17,499                                        12,639
                                         -----------                                   -----------
      Total liabilities                    1,562,374                                     1,401,312
Stockholders' equity                         117,719                                       128,897
                                         -----------                                   -----------
      Total liabilities and
        stockholders' equity             $ 1,680,093                                   $ 1,530,209
                                         ===========                                   ===========
      Net interest income and
        margin on total earning
        assets                                                 15,753        3.91%                           15,104        4.20%
                                                                           ======                                        ======
Taxable equivalent adjustment                                    (222)                                         (160)
                                                          -----------                                   -----------
      Net interest income                                 $    15,531                                   $    14,944
                                                          ===========                                   ===========


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------------------------------
                                                            2000                                          1999
                                         ----------------------------------------      ----------------------------------------
                                                           INTEREST                                      Interest
                                           AVERAGE          INCOME/        YIELD/        Average          Income/        Yield/
(dollars in thousands)                     BALANCE          EXPENSE         RATE         Balance          Expense         Rate
                                         ----------------------------------------      ----------------------------------------
ASSETS
Earning assets:
   Interest-bearing deposits in
     other banks                         $       408      $        25        8.18%     $    26,381      $       929        4.71%
   Federal funds sold and
     securities purchased under
     agreement to resell                       8,676              393        6.05            6,468              251        5.19
   Taxable investment and
     mortgage-backed securities              309,018           16,606        7.18          251,407           12,615        6.71
   Nontaxable investment
     securities                               30,963            1,797        7.75           19,100            1,098        7.69
   Loans(1)                                1,218,631           80,159        8.79        1,060,668           66,807        8.42
                                         ----------------------------                  ----------------------------

      Total earning assets                 1,567,696           98,980        8.43        1,364,024           81,700        8.01
                                         ----------------------------                  ----------------------------

Nonearning assets:
   Cash and due from banks                    36,075                                        43,116
   Premises and equipment                     18,152                                        13,586
   Other assets                               49,205                                        60,414
   Less allowance for credit
     losses                                  (18,606)                                      (18,237)
                                         -----------                                   -----------
      Total assets                       $ 1,652,522                                   $ 1,462,903
                                         ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
liabilities:
   Savings deposits                      $   367,281      $     7,391        2.69%     $   366,691      $     6,680        2.44%
   Time deposits                             659,433           26,590        5.39          593,813           20,890        4.70
   Short-term borrowings                     167,538            8,101        6.46           46,866            1,795        5.12
   Long-term debt                            209,911            9,872        6.28          191,935            8,414        5.86
                                         ----------------------------                  ----------------------------
      Total interest-bearing
        deposits and liabilities           1,404,163           51,954        4.94        1,199,305           37,779        4.21
                                         ----------------------------                  ----------------------------
Noninterest-bearing liabilities:
   Demand deposits                           113,467                                       118,079
   Other liabilities                          18,018                                        14,733
                                         -----------                                   -----------
      Total liabilities                    1,535,648                                     1,332,117
Stockholders' equity                         116,874                                       130,786
                                         -----------                                   -----------
      Total liabilities and
        stockholders' equity             $ 1,652,522                                   $ 1,462,903
                                         ===========                                   ===========
      Net interest income and
        margin on total earning
        assets                                                 47,026        4.01%                           43,921        4.31%
                                                                           ======                                        ======
Taxable equivalent adjustment                                    (644)                                         (401)
                                                          -----------                                   -----------
      Net interest income                                 $    46,382                                   $    43,520
                                                          ===========                                   ===========

(1) Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at September 30, 2000, December 31, 1999 and September 30, 1999 follows:


-----------------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,   December 31,   September 30,
(dollars in thousands)                                       2000           1999           1999
-----------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonperforming loans:
     Commercial                                            $  6,356       $  1,831       $  2,577
     Real estate:
      Commercial                                              2,446            518            760
      Residential                                             7,974          8,992          9,397
-------------------------------------------------------------------------------------------------
        Total real estate loans                              10,420          9,510         10,157
     Consumer                                                    30            441            482
-------------------------------------------------------------------------------------------------

        Total nonperforming loans                            16,806         11,782         13,216
-------------------------------------------------------------------------------------------------

  Other real estate owned                                     4,731          6,385          6,035
-------------------------------------------------------------------------------------------------

        Total nonperforming assets                         $ 21,537       $ 18,167       $ 19,251
=================================================================================================

Past due loans:
     Commercial                                            $    178       $     96       $    291
     Real estate                                                740          3,481          2,487
     Consumer                                                 1,139            592            639
-------------------------------------------------------------------------------------------------

        Total past due loans (1)                           $  2,057       $  4,169       $  3,417
=================================================================================================

Restructured:
     Commercial                                            $  4,161       $  4,440       $     --
     Real estate:
      Commercial                                                 --          1,231          6,986
      Residential                                            11,699         11,280         11,495
-------------------------------------------------------------------------------------------------
        Total restructured loans (2)                       $ 15,860       $ 16,951       $ 18,481
=================================================================================================

Nonperforming assets to total loans
 and other real estate owned (end of period):
     Excluding 90 days past due accruing loans                 1.69%          1.57%          1.73%
     Including 90 days past due accruing loans                 1.86%          1.93%          2.03%

Nonperforming assets to total assets (end of period):
     Excluding 90 days past due accruing loans                 1.28%          1.12%          1.23%
     Including 90 days past due accruing loans                 1.40%          1.38%          1.45%

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2) Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at September 30, 2000 totaled $16.8 million, an increase of $3.6 million or 27.2%, over September 30, 1999. The increase in nonperforming loans was primarily due to a commercial loan of $3.7 million. The Company's future levels of nonperforming loans and related charge-offs are highly dependent on the continuing recovery of Hawaii's economy.

Other real estate owned was $4.7 million at September 30, 2000 a decrease of $1.3 million, or 21.6%, from September 30, 1999. The decrease in other real estate owned was consistent with the decrease in nonperforming residential real estate loans and the increase in real estate sales activity in Hawaii.

Restructured loans were $15.9 million at September 30, 2000, a decrease of $2.6 million, or 14.2%, from September 30, 1999. The decrease was primarily due to the restructuring of a certain commercial real estate loan to a market interest rate in the second quarter of 2000.

At September 30, 2000, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms.


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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

----------------------------------------------------------------------------------------
                                                        NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)                                     2000                  1999
----------------------------------------------------------------------------------------
     Loans outstanding (end of period)                 $ 1,266,615           $ 1,108,758
========================================================================================

     Average loans outstanding                         $ 1,218,631           $ 1,060,668
========================================================================================

     Balance at beginning of period                    $    17,942           $    17,771
----------------------------------------------------------------------------------------

     Loans charged off:
       Commercial                                            1,687                   381
       Real estate
           Commercial                                          855                   497
           Residential                                       2,459                 2,381
       Consumer                                              1,192                   640
----------------------------------------------------------------------------------------
          Total loans charged off                            6,193                 3,899
----------------------------------------------------------------------------------------

     Recoveries on loans charged off:
       Commercial                                               87                    63
       Real estate:
          Commercial                                            15                    82
          Residential                                          344                   189
       Consumer                                                206                   137
----------------------------------------------------------------------------------------
          Total recoveries on loans
            previously charged off                             652                   471
----------------------------------------------------------------------------------------
          Net charge-offs                                   (5,541)               (3,428)
----------------------------------------------------------------------------------------

     Provision charged to expense                            5,306                 3,598
----------------------------------------------------------------------------------------
     Balance at end of period                          $    17,707           $    17,941
========================================================================================

     Net loans charged off to average loans                   0.61%(1)              0.43%(1)
     Net loans charged off to allowance
       for credit losses                                     41.80%(1)             25.54%(1)
     Allowance for credit losses to total
       loans (end of period)                                  1.40%                 1.62%
     Allowance for credit losses to nonperforming
       loans (end of period):
          Excluding 90 days past due
            accruing loans                                    1.05x                 1.36x
          Including 90 days past due
            accruing loans                                    0.94x                 1.08x

(1) Annualized

The provision for credit losses was $1.5 million for the third quarter of 2000, an increase of $192,000, or 14.4%, over the same quarter last year. For the nine months ended September 30, 2000, the provision for credit losses was $5.3 million, an increase of $1.7 million, or 47.5% over the same period last year. The increase in the provision for credit losses was consistent with the increase in the loan portfolio of 14.2% and the $2.1 million increase in the net charge-offs from the nine months ended September 30, 1999 to the nine months ended September 30, 2000.

The Allowance at September 30, 2000 was $17.7 million and represented 1.40% of total loans. The corresponding ratios at December 31, 1999 and September 30, 1999 were 1.56% and 1.62%, respectively.

Net charge-offs were $5.5 million for the first nine months of 2000, an increase of $2.1 million, or 61.6%, over the same period in 1999. The increase was primarily due to higher charge-offs in the commercial and consumer loan categories. The increase in the commercial loan category was primarily due to a partial charge-off of a commercial loan of $1.1 million as a result of the Shared National Credit review during the third quarter of 2000. Such amount was previously provided for in the Allowance.

The Allowance decreased to 1.05 times nonperforming loans (excluding 90 days past due accruing loans) at September 30, 2000 from 1.36 times at September 30, 1999 as a result of the increase in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at September 30, 2000. However, changes in prevailing economic conditions in the Company's markets or those of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $2.8 million for the third quarter of 2000, an increase of $477,000, or 20.7%, over the third quarter of 1999. For the nine months ended September 30, 2000, noninterest income was $7.3 million, a decrease of $564,000, or 7.1%, from the $7.9 million for the same period in 1999.

Service charges on deposit accounts increased $187,000 and $601,000, or 35.1% and 41.2%, for the third quarter and first nine months of 2000, respectively, over the same periods in 1999. These increases resulted from an increase in deposit accounts.

Other service charges and fees increased $66,000 and $326,000, or 6.4% and 11.1%, for the third quarter and first nine months of 2000, respectively, over the same periods in 1999. These increases were primarily due to higher ATM fee income recorded during the nine months ended September 30, 2000.

Net realized losses on sales of securities was $421,000 for the nine months ended September 30, 2000, as compared to net realized losses of $32,000 in the same period in 1999. The increase was primarily due to a realized loss of $394,000 related to the sale of $5.0 million of mortgage-backed securities. The sale was made to reposition the securities portfolio into higher-yielding securities.

Net gains on sales of loans decreased $235,000 and $2.0 million, or 65.5% and 83.9%, for the third quarter and first nine months of 2000, respectively, from the same periods in 1999. The decrease in net gains on sales of loans resulted from the decrease in loan sale activity as a result of the rising interest rate environment.

Other noninterest income increased $530,000 and $923,000, or 174.9% and 82.6%, for the third quarter and first nine months of 2000, respectively, over the same periods in 1999. The increase for the nine months ended September 30, 2000 over the same period in 1999 was primarily due to a gain of $408,000 on the sale of certain real estate owned properties in the first nine months of 2000 and $499,000 of income earned on bank owned life insurance on certain officers in the first nine months of 2000, offset by option fees of $236,000 recorded in the first quarter of 1999.

NONINTEREST EXPENSE

Noninterest expense totaled $12.2 million for the third quarter of 2000, an increase of $385,000, or 3.2%, from the same period in 1999. For the nine months ended September 30, 2000, noninterest expense was $35.5 million, a decrease of $1.4 million, or 3.8%, as compared to the same period in 1999. The decrease in noninterest expense in most categories in the first nine months of 2000 reflects management's efforts to streamline as well as increase the productivity and efficiency of the Company's operations. As a result of the decrease in noninterest expense, the efficiency ratio (exclusive of the amortization of goodwill and other intangibles) improved from 70.3% for the nine months ended September 30, 1999 to 65.3% for the nine months ended September 30, 2000.

Salaries and employee benefits increased $695,000 and $426,000, or 13.6% and 2.7%, for the third quarter and the first nine months ended September 30, 2000, respectively from the same periods in 1999. The increases were primarily due to certain nonrecurring items: 1) additional benefits of $130,000 related to the Company's Employee Stock Ownership Plan; 2) lower deferred costs related to loan origination activities of $160,000; 3) additional bonus and incentive expenses of $70,000; and 4) additional accrual of employee benefit expenses as a result of the Merger of $60,000.

Net occupancy expense decreased $298,000 and $647,000, or 15.3% and 10.8%, for the third quarter ended and the first nine months ended September 30, 2000, respectively, from the same period in 1999. These decreases were primarily due to a reduction in the net expenses related to rental property and decreases in lease rents for various branch locations.

Equipment expense increased $38,000 and decreased $202,000, or 4.9% and 8.4%, for the third quarter and the first nine months of 2000, respectively, from the same period in 1999. The decrease for the nine months ended September 30, 2000 compared to the same period in 1999 was primarily due to a $300,000 refund of certain software lease payments received in the first quarter of 2000.

Other noninterest expense decreased $50,000 and $976,000, or 1.2% and 7.5%, for the third quarter and first nine months of 2000, respectively, from the same periods in 1999. These decreases were primarily due to a reduction in goodwill amortization resulting from the write-off of goodwill recorded in the fourth quarter of 1999.

INCOME TAXES

The Company's effective income tax rates (exclusive of the tax equivalent adjustment) for the first nine months of 2000 was 36.4% as compared to 38.9% for the same period in 1999. The decline in the effective tax rate was primarily due to: 1) the elimination of goodwill amortization in 2000 due to the write-off in December 1999 and 2) the change in tax status of one of the Bank's subsidiaries. Citibank Properties, Inc. ("CB Properties"), a wholly-owned subsidiary of the Bank, has elected to be taxed as a real estate investment trust ("REIT") which, because dividend distributions made by a REIT are generally tax deductible, will allow CB Properties to reduce its taxable income. See further discussion regarding the REIT under the "LIQUIDITY AND CAPITAL RESOURCES" section below.

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

LIQUIDITY AND CAPITAL RESOURCES

On July 18, 2000, CB Properties, issued 120 shares of Series A Preferred Stock, 10,000 preferred shares of Series B Preferred Stock, and 55,000 shares of Series C Preferred Stock at $1,000 per share in exchange for approximately $150 million in participation interests in mortgage loans and mortgage-related securities less the assumption of $85 million in advances made from the Federal Home Loan Bank (the "FHLB") to the Bank. On August 21, 2000, the Bank sold 7,000 shares of Series B Preferred Stock to third party investors. This transaction was recorded as minority interest for financial statement purposes and classified as Tier 1 capital for regulatory purposes pursuant to guidelines set forth by the Federal Deposit Insurance Corporation. CB Properties' business objective is to acquire, hold, finance and manage qualifying REIT assets.

During the first nine months of 2000, the Company increased its deposits to fund its asset growth. At September 30, 2000, deposits totaled $1.2 billion, an increase of $63.1 million, or 5.7% over December 31, 1999. The increase in deposits was used to fund the growth in investments and loans, which increased by an aggregate of $102.1 million during the nine months ended September 30, 2000.

In the first nine months of 1999, the Company originated $126.9 million of loans for sale and subsequently sold them as compared to $39.6 million in the first nine months of 2000. In the current year, the Company has continued to originate similar volumes of loans, but due to the rising interest rate environment the Company has maintained a larger proportion of the originated loans in its portfolio. The originations were funded through an increase in deposits and short-term borrowings.

At September 30, 2000, short-term borrowings and long-term debt were $193.7 million and $181.7 million, respectively, such balances reflect an increase of $38.8 million, or 25.1%, and a decrease of $43.5 million, or 19.3%, respectively, as compared to December 31, 1999. As a result of the merger of the Bank and the Association, borrowing capacity at FHLB increased by $79 million. The increase was due to the excess collateral, primarily residential mortgages, held by the Association prior to the merger. The FHLB approved a credit line of 35% of total assets for the merged institution. Prior to the merger, the Bank and the Association had approved credit lines of 20% and 40% of total assets, respectively. At September 30, 2000, the Bank has drawn down $373.5 million of the $593.0 million borrowing capacity at the FHLB.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Prior to the merger, the Association was subject to the minimum capital standards established by the Office of Thrift Supervision for all savings associations. Quantitative measures established by regulation to ensure capital adequacy required the Company, the Bank, and the Association (prior to the merger) to maintain minimum amounts and ratios (set forth in the following table at September 30, 2000 and 1999) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The September 30, 1999 ratios for the Bank do not include the operations of the Association.

------------------------------------------------------------------------------------------------------
                                                                                      TO BE WELL-
                                                                                      CAPITALIZED
                                                                                      UNDER PROMPT
                                                            FOR CAPITAL             CORRECTIVE ACTION
                                     ACTUAL              ADEQUACY PURPOSES             PROVISIONS
-----------------------------------------------------------------------------------------------------
(dollars in thousands)         AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT       RATIO
-----------------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2000

TIER 1 CAPITAL TO
    RISK-WEIGHTED
    ASSETS:
    CONSOLIDATED              $134,630      12.11%      $ 44,483       4.00%           N/A
    BANK                       132,634      11.47         46,260       4.00       $ 69,390       6.00%

TOTAL CAPITAL TO
    RISK-WEIGHTED
    ASSETS:
    CONSOLIDATED              $148,608      13.36%      $ 88,967       8.00%           N/A
    BANK                       147,131      12.72         92,521       8.00       $115,651      10.00%

TIER 1 CAPITAL TO
    AVERAGE ASSETS:
    CONSOLIDATED              $134,630       8.01%      $ 67,204       4.00%           N/A
    BANK                       132,634       7.97         66,536       4.00       $ 83,170       5.00%

As of September 30, 1999

Tier 1 Capital to
    Risk-Weighted
    Assets:
    Consolidated              $122,949      12.51%      $ 39,318       4.00%           N/A
    Bank                        70,553      10.46         26,978       4.00       $ 40,467       6.00%
    Association                 51,121      14.83         13,786       4.00         20,679       6.00

Total Capital to
    Risk-Weighted
    Assets:
    Consolidated              $135,333      13.77%      $ 78,636       8.00%           N/A
    Bank                        79,026      11.72         53,956       8.00       $ 67,445      10.00%
    Association                 53,654      15.57         27,572       8.00         34,465      10.00

Tier 1 Capital to
    Average Assets:
    Consolidated              $122,949       8.45%      $ 58,193       4.00%           N/A
    Bank                        70,553       8.24         34,269       4.00       $ 42,836       5.00%
    Association                 51,121       7.86         26,012       4.00         32,515       5.00

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 1999 Form 10-K. No significant changes have occurred during the nine months ended September 30, 2000.

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 27         Financial data schedule

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed in the third quarter of 2000.

1
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  CB BANCSHARES, INC.
                                                      (REGISTRANT)



Date    November 14, 2000                    By  /s/ Dean K. Hirata
      ------------------------                 ---------------------------------
                                               Dean K. Hirata
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
  27                         Financial data schedule