Form 10-K405
period 2000-12-31
CB BANCSHARES INC/HI
filed 2001-03-15
CIK 316312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2001, registrant had outstanding 3,188,534 shares of common stock. The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on January 31, 2001 was approximately $100,970,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 26, 2001 are incorporated by reference into Part III and IV.

                                                 PART I
                                                                                                    Page
Item 1.  Business                                                                                    3

Item 2.  Properties                                                                                  9

Item 3.  Legal Proceedings                                                                           9

Item 4.  Submission of Matters to a Vote of Security Holders                                         9


                                                 PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                       9

Item 6.  Selected Financial Data                                                                    10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations      11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                 22

Item 8.  Financial Statements and Supplementary Data                                                24

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       46


                                                 PART III


Item 10. Directors and Executive Officers of the Registrant                                         47

Item 11. Executive Compensation                                                                     47

Item 12. Security Ownership of Certain Beneficial Owners and Management                             47

Item 13. Certain Relationships and Related Transactions                                             47


                                                 PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K                           47


Signatures                                                                                          49


Exhibit Index                                                                                       50

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that CB Bancshares, Inc. (the "Company") expects or anticipates will or may occur in the future, where statements are preceded by, followed by or included the words "believes", "plans", "intends", "expects", "anticipates" or similar expressions, including such things as (i) business strategy; (ii) economic trends and market condition, particularly in Hawaii; (iii) the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities; (iv) the adequacy of the Company's allowances for credit and real estate losses based on credit risks inherent in the lending processes; (v) expansion and growth of the Company's business and operations;
(vi) renewal of existing credit agreements with and availability of additional advances from the Federal Home Loan Bank of Seattle (the "FHLB"); and (vii) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in Hawaii; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws and regulations; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even substantially realized, and that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement in this report.

PART I
ITEM 1. BUSINESS

CB BANCSHARES, INC.
CB Bancshares, Inc. is a bank holding company incorporated in the State of Hawaii in 1980. As a bank holding company, the Company has the flexibility to directly or indirectly engage in certain bank-related activities other than banking, subject to regulation by the Board of Governors of the Federal Reserve System. The Company has three wholly-owned subsidiaries, City Bank (the "Bank"), Datatronix Financial Services, Inc. ("Datatronix") and O.R.E., Inc., which are discussed below.

On July 1, 2000, International Savings and Loan Association, Limited (the "Association") a wholly-owned subsidiary of the Company, and the Bank merged with the Bank being the surviving corporation.

CITY BANK
City Bank is a state-chartered bank organized under the laws of the State of Hawaii in 1959. The Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC"), and provides full commercial banking services through 18 branches on the island of Oahu, 1 branch on the island of Hawaii, and 2 branches on the island of Maui. These services include receiving demand, savings and time deposits; making commercial, real estate and consumer loans; financing international trade activities; issuing letters of credit; handling domestic and foreign collections; selling travelers' checks and bank money orders; and renting safe deposit boxes.

The Bank's primary focus has been corporate lending to small- to medium-sized businesses by maintaining relationships and expertise within business segments and providing personal customer service. Efforts will continue to develop and enhance the expertise of the corporate sales force and to leverage these corporate relationships to generate core deposit growth. The Bank also has restructured in order to link the corporate and wholesale lending to the retail banking group with the intent of developing seamless service between the corporate loan officers and the branch personnel and to increase cross-sale opportunities between business customers and derivative retail customers. The Bank has developed and begun to implement its customer relationship management program which it believes will significantly enhance this effort.

The Bank also plans to further develop its electronic banking force by continuing to develop internet banking capability for both business and retail customers. In 1999, the Bank launched its "iCityBanker" product to its business customers and in October 2000, launched the same to its retail customers. iCityBanker was the first internet-based delivery system in the State of Hawaii, which enables customers to access their accounts, transfer funds and pay bills using a standard Web browser. In the near future, the Bank plans to provide additional functionality, which include wire transfer, electronic data interchange, mortgage lending and E-commerce capability.

INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED
The Association was chartered by the Territory of Hawaii in 1925. The Association's principal business consisted of attracting deposits from the general public and utilizing advances from the FHLB and other borrowings to fund its real estate lending activities, which consisted primarily of lending to one-to-four family residential properties. As mentioned previously, on July 1, 2000, the Association was merged with and into the Bank. With the merger, all Association loan and deposit accounts became Bank accounts. At June 30, 2000, the Association had total assets of $796.7 million.

DATATRONIX FINANCIAL SERVICES, INC.
Datatronix Financial Services, Inc., a wholly-owned subsidiary, was incorporated in the State of Hawaii in June 2000 and opened for business on July 1, 2000. Datatronix offers outsourcing services such as check processing to banks, thrifts, credit unions and other financial institutions in the State of Hawaii. As of December 31, 2000, the Bank was its sole customer; however, several local institutions have shown interest in contracting with Datatronix for services.

O.R.E., INC.
O.R.E., Inc., a wholly-owned subsidiary of the Company, was organized for the primary purpose of engaging in the disposition of real and/or personal property that are encumbered by loans of the Bank. To date, no transactions have been consummated and the company is inactive.

FHLB BORROWINGS
A primary source of funds for the Company is advances from the FHLB. The Bank has credit line agreements allowing for both short- and long-term advances. The current agreements provide for the Bank to borrow up to 35% of total qualified assets, provided that adequate mortgage loans are available to be pledged as security. At December 31, 2000, the Company had $170.3 million in short-term advances from the FHLB ranging in maturity from January 2001 to April 2001 and rates from 6.48% to 6.80% and $180.2 million in long-term debt from the FHLB ranging in maturity from January 2001 to September 2014 and rates from 5.30% to 8.22%. Advances are priced at the date of advance as either fixed or LIBOR-based. The credit line agreements have normal FHLB default provisions which, among other matters, accelerate the maturity date if there are material adverse changes to the financial condition of the Bank and/or if repayment ability becomes impaired. As of December 31, 2000, these borrowings were collateralized by $71.0 million of securities, $736.6 million in loans and all stock in the FHLB. See the Liquidity section of Management's Discussion and Analysis as well as Notes J and K of Notes to the Company's Consolidated Financial Statements for further information.

COMPETITION AND ECONOMIC ENVIRONMENT
The earnings and growth of the Company and its subsidiaries are affected by the changes in the monetary and fiscal policies of the United States (the "U.S."), as well as by general, local, national and international economic conditions. The overall growth of loans and investments, deposit levels and interest rates are directly influenced by the monetary policies of the Federal Reserve System. Since these changes are generally unpredictable, it is difficult to ascertain the impact of such future changes on the operations of the Company and its subsidiaries.

The banking business is highly competitive. The Bank competes for deposits and loans with five other commercial banks and two other savings associations located in Hawaii. In addition to other commercial banks and savings associations, the Bank competes for savings and time deposits and certain types of loans with other financial institutions, such as consumer finance companies, credit unions, merchandise retailers, and a variety of financial services and advisory companies. The Bank also competes for mortgage loans with insurance and mortgage companies.

The economy of Hawaii is supported principally by tourism, governmental expenditures (primarily for the military), construction, and agriculture. The government has made certain strides in attempting to broaden the state's economic base in the areas of diversified agriculture, biotechnology, information technology and film. A small island economy like that of Hawaii, which significantly depends on imports for consumption, is greatly influenced by the changes in external economic conditions. A key to the economic performance of the state is the health of the U.S. and Japan economies and, to a lesser extent, the economies of Canada, Europe and other Asian nations. After rapid expansion in the late 1980's, the Hawaii economy began to stumble in the early 1990s with the onset of the national recession and Gulf War and their related negative impact on the tourism industry. This condition was exacerbated by Hurricane Iniki in 1992 and the recession of the Japan economy which caused previously inflated real estate values to collapse. During the same period, Hawaii construction activity slowed and foreign investment in Hawaii (particularly by Japanese real estate investors) sharply declined. Most recently, the state began to benefit from the trickle effects of the U.S. mainland's economic boom and thus, in 2000, the Hawaii State Department of Business, Economic Development and Tourism reports that visitor arrivals, visitor expenditures, consumer price index, personal income, jobs, and the gross state product will have increased by 4.2%, 9.2%, 2.1%, 5.0%, 2.0%, and 4.8%, respectively over 1999. The year 2000 was excellent for the Hawaii tourism industry with a record 7 million visitors to the islands, or 3.5% above 1999. As compared to 1999, room charges increased 5%, occupancy rates increased to 76% from 72% and overall hotel revenues increased by 11.8% to $2.7 billion.

The U.S. Department of Commerce Bureau of Economic Analysis reports that the U.S. mainland experienced increases in the gross domestic product of 5% in 2000 and 4.2% in 1999 over the year prior. Fourth quarter 2000 gross domestic product grew only 1.4% compared to 5.6% in the second quarter of 2000. Consumer spending increases slowed as well to 2.9% in the fourth quarter compared to 4.5% in the third quarter.

REGULATORY CONSIDERATIONS
The following discussion sets forth certain elements of the regulatory framework applicable to the Company. Federal and state regulation of financial institutions is intended primarily for the protection of depositors rather than shareholders of those entities. To the extent that the following discussion describes statutory or regulatory provisions, it is not intended to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions, and any case law or interpretive letters concerning such provisions. In addition, there are other statutes and regulations that apply to and regulate the operation of the Company and its subsidiaries. Any change in applicable laws, or regulations, may have a material or possibly adverse effect on the business of the Company or other subsidiaries of the Company.

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

THE BANK. The Bank is organized under the laws of the State of Hawaii and is subject to significant regulation by the FDIC and the Division of Financial Institutions of the Department of Commerce and Consumer Affairs, State of Hawaii. The Bank is also subject to significant federal and state regulation which materially affects its operations.

THE COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act (the "CRA") requires lenders to identify the communities served by the Company's offices and to identify the types of credit the institution is prepared to extend within such communities. Under the CRA regulations of the FDIC and the other federal banking agencies, an institution's performance in making loans and investments and maintaining branches and providing services in low- and moderate-income areas within the communities that it serves is evaluated. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance."

THE FEDERAL HOME LOAN BANKS. Under the Federal Home Loan Bank Act, as amended, the ongoing stock investment requirement is equal to 0.3% of total assets, 1% of residential mortgages and mortgage-backed securities, or 5% of advances divided by the institution's Qualifying Assets Ratio (QAR), whichever is higher. The institution's QAR will determine a ratio of stock to borrowings (the higher the QAR, the lower the stock to borrowings requirement). The stock is recorded as a restricted investment security at par. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Company has pledged certain loans to the FHLB as collateral for its advances.

DIVIDEND RESTRICTIONS. The principal source of the Company's cash flow has been dividend payments received from the Bank and the Association. Dividends paid to the Company by the Bank and the Association in 2000 totaled $5.1 million. Under the laws of Hawaii, payment of dividends by the Bank is subject to certain restrictions, and payment of dividends by the Company is likewise subject to certain restrictions.

The Company increased its quarterly dividend in the second quarter of 1998 from $0.05 per share to $0.06 per share and increased to $0.07 per share in the second quarter of 1999. The quarterly dividend was subsequently increased to $0.10 per share in the third quarter of 2000. The Company will continue to evaluate the dividend on a quarterly basis. In addition, applicable regulatory authorities are authorized to prohibit banks, thrifts and their holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Federal Reserve Board (the "FRB") has indicated that it would generally be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. Furthermore, an insured depository institution, such as the Bank, cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to its holding company if, thereafter, the depository institution would be undercapitalized.

CAPITAL STANDARDS. The Company and the Bank are subject to capital standards promulgated by the FRB, the FDIC, and the Hawaii Division of Financial Institutions. At the end of 2000, the minimum ratio of total capital to risk-weighted assets, provided for in the guidelines adopted by the FRB, including certain off-balance-sheet items such as standby letters of credit, was 8%. At least half of the total capital is to be comprised of common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of reserves for loan losses ("Tier 2 Capital"). The FDIC's risk-based capital guidelines for state non-member banks of the Federal Reserve System are generally similar to those established by the FRB for bank holding companies.

The FRB and FDIC also have adopted minimum leverage ratios for bank holding companies and banks requiring bank organizations to maintain a Leverage Ratio (defined as Tier 1 Capital divided by average total assets less goodwill) of at least 4% of total assets. The Leverage Ratio is the minimum requirement for the most highly rated banking organizations, and other banking organizations are expected to maintain an additional cushion of at least 100 to 200 basis points (1% equals 100 basis points), taking into account the level and nature of risk, to be allocated to the specific banking organizations by the primary regulator.

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

Failure to meet capital guidelines could subject a bank or savings association to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2000, the Company and the Bank exceeded applicable capital requirements. The consolidated capital position of the Company at December 31, 2000 was as follows:


                                               ------------------ -----------------------
                                                 Company ratio    Minimum required ratio
                                               ------------------ -----------------------
Risk-based Capital:
  Tier 1 capital ratio                             12.04%                  4.00%
  Total capital ratio                              13.29%                  8.00%
  Leverage ratio                                    8.01%                  4.00%
                                               ----------------- ------------------------

COMPANY SUPPORT OF THE BANK. A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

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

AFFILIATE TRANSACTIONS. Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all transactions with an affiliate be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

SAFETY AND SOUNDNESS. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulations, then such company will be required to submit a plan to its federal regulator specifying the steps it will take to correct the deficiency. The federal banking agencies have uniform rules concerning these standards.

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

FDICIA authorizes the appropriate federal banking agency, after notice and an opportunity for a hearing, to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions of under-capitalized institutions.

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

GRAMM-LEACH-BLILEY ACT. The Gramm-Leach-Bliley Act (the "GLB Act") revised and expanded the existing BHCA and certain sections of the 1933 Glass-Steagall Act to permit a holding company system to engage in a full range of financial activities, including but not limited to, banking, insurance, securities, merchant banking and other activities incidental to financial services. The GLB Act permits the scope of financial and incidental activities to evolve with technology and competition. It also provides expanded financial affiliation opportunities for existing bank holding companies ("BHC") and allows all financial holding companies to control a full-service insured bank. These expanded permissible activities are allowable for a BHC if it becomes a financial holding company ("FHC"). In order to become a FHC, a BHC must file a declaration with the FRB electing to engage in activities under the new BHCA
Section 4(k) and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. An institution is "well-capitalized" if it meets the primary regulator's definition for that status under the Federal Deposit Insurance Act for prompt corrective action purposes. Additionally, the FRB must determine that each depository institution controlled by a FHC has a satisfactory or better rating under the CRA in order for a company to become a FHC or for a FHC to engage in new financial activities or acquire, directly or indirectly, a company engaged in any activity under subsection (k) or (n). The FRB will be the overall regulatory agency and, along with the Department of Treasury, will have joint oversight to determine new financial activities of FHC companies.

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

DEPOSITORY INSURANCE. Effective April 1, 2000, the FDIC adopted certain revisions to its regulation governing deposit insurance assessments. The changes were intended to enhance the existing system by allowing institutions with improving capital positions to benefit from the improvement by lower assessments at a faster pace, while requiring those whose capital is falling to pay higher assessments sooner.

OTHER REGULATORY CONSIDERATIONS. The Bank is also subject to a wide array of other state and federal laws and regulations, including, without limitation, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer requirements, the Truth-in-Lending Act, the Truth-in-Savings Act and the Real Estate Settlement Procedures Act.

NUMBER OF EMPLOYEES
As of December 31, 2000, the Company and its subsidiaries employed 499 persons; 448 on a full-time basis and 51 on a part-time basis. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreements.

STATISTICAL DISCLOSURES
Guide 3 of the "Guides for the Preparation and Filing of Reports" under the Exchange Act of 1934 sets forth certain statistical disclosures to be included in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission (the "SEC").

The statistical information required is presented in the index shown below and as part of Items 6 or 7 of this Form 10-K for the fiscal year ended December 31, 2000. The tables and information contained therein have been prepared by the Company and have not been audited or reported upon by the Company's independent accountants.




                                             Disclosure Requirements                                        Page


   I.        Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and
             Interest Differential -
             A.  Average balance sheets                                                                      13
             B.  Analysis of net interest earnings                                                           14
             C.  Dollar amount of change in interest income and interest expense                             14

   II.       Investment Portfolio -
             A.  Book value of investment securities                                                         19
             B.  Investment securities by maturities and weighted average yields                             19

   III.      Loan Portfolio -
             A.  Types of loans                                                                              17
             B.  Maturities and sensitivities of loans to changes in interest rates                          17
             C.  Risk elements
                 1.  Nonaccrual, past due and restructured loans                                             18
                 2.  Potential problem loans                                                                 18

   IV.       Summary of Loan Loss Experience -
             A.  Analysis of loss experience                                                                 15
             B.  Breakdown of the allowance for loan losses                                                  15

   V.        Deposits -
             A.  Average amount and average rate paid on deposits                                            19
             B.  Maturity distribution of domestic time certificates of deposits of $100,000 or more         19

   VI.       Return on Equity and Assets                                                                     10

   VII.      Short-Term Borrowings and Long-Term Debt                                                        20

ITEM 2.  PROPERTIES
The operations of the Bank are transacted through its main banking office and 20 branches. The Company's facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates though the year 2017. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note H of Notes to the Company's Consolidated Financial Statements. On March 21, 1989, a limited partnership of which Citibank Properties, Inc., one of the Bank's subsidiaries, owned a 25% interest, sold its office building where the Bank's administrative offices and main branch are currently located to an unrelated third party in a transaction similar to a sale-leaseback transaction. See Note O of Notes to the Company's Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
The Company is a defendant in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's common stock is traded on the NASDAQ National Market System under the symbol "CBBI". At March 1, 2001, the Company had approximately 4,000 common shareholders of record.

The following table sets forth quarterly market price and dividend information on the Company's common stock over the preceding two years:



                                                 ------------------ -------------------- ------------------
                                                       HIGH                 LOW              DIVIDENDS
                                                 ------------------ -------------------- ------------------
2000
FIRST QUARTER                                             $29.10             $23.34                $0.07
SECOND QUARTER                                             25.33              22.60                 0.07
THIRD QUARTER                                              28.26              24.53                 0.10
FOURTH QUARTER                                             28.39              24.90                 0.10

1999
First quarter                                             $32.00             $25.00                $0.06
Second quarter                                             33.25              26.25                 0.07
Third quarter                                              32.50              28.75                 0.07
Fourth quarter                                             31.00              28.00                 0.07



The Company's ability to pay dividends is limited by certain restrictions generally imposed on Hawaii corporations. In general, dividends may be paid only out of a Hawaii corporation's surplus, as defined in the Hawaii Revised Statutes, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company may pay dividends out of funds legally available at such times as the Board of Directors determine that dividend payments are appropriate.

ITEM 6. SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)


                                                 -----------      -----------      -----------      -----------      -----------
                                                     2000             1999             1998             1997             1996
                                                 -----------      -----------      -----------      -----------      -----------
Income Statement Data:
  Interest income                                $   132,472      $   111,233      $   112,060      $   112,529      $   111,247
  Interest expense                                    71,478           52,717           53,811           53,859           53,477
                                                 -----------      -----------      -----------      -----------      -----------
  Net interest income                                 60,994           58,516           58,249           58,670           57,770
  Provision for credit losses                          7,539            4,975            7,436            6,250            2,410
                                                 -----------      -----------      -----------      -----------      -----------
  Net interest income after provision
     for credit losses                                53,455           53,541           50,813           52,420           55,360
  Noninterest income                                  10,024           10,328            9,789            7,112            8,115
  Noninterest expense                                 46,679           58,336           46,768           47,557           51,785
                                                 -----------      -----------      -----------      -----------      -----------
     Income before income taxes                       16,800            5,533           13,834           11,975           11,690
  Provision for income taxes                           5,582            5,227            5,465            4,757            4,631
                                                 -----------      -----------      -----------      -----------      -----------
     Net income                                  $    11,218      $       306      $     8,369      $     7,218      $     7,059
                                                 ===========      ===========      ===========      ===========      ===========
     Operating earnings(1)                       $    11,218      $     9,111      $     8,369      $     7,218      $     7,059
                                                 ===========      ===========      ===========      ===========      ===========
     Operating cash earnings(1),(2)              $    11,815      $     9,963      $     9,066      $     8,328      $    10,944
                                                 ===========      ===========      ===========      ===========      ===========
     Cash dividends                              $     1,093      $       931      $       818      $     1,863      $     3,462
                                                 ===========      ===========      ===========      ===========      ===========
End of Year Balance Sheet Data:
  Total assets                                   $ 1,721,400      $ 1,619,549      $ 1,428,438      $ 1,435,226      $ 1,397,169
  Total earning assets                             1,593,375        1,511,219        1,323,055        1,347,105        1,320,318
  Total loans                                      1,272,938        1,149,413          984,456        1,054,747        1,037,059
  Total deposits                                   1,218,261        1,106,145        1,084,610        1,008,728          951,910
  Long-term debt                                     181,563          225,140          171,087          141,048           94,825
  Stockholders' equity                               123,162          114,691          132,372          125,065          119,411
Average Balances:
  Total assets                                   $ 1,667,243      $ 1,491,947      $ 1,424,793      $ 1,399,719      $ 1,412,197
  Total earning assets                             1,583,704        1,391,681        1,343,524        1,338,769        1,330,401
  Total loans                                      1,236,305        1,077,769        1,063,541        1,061,925        1,111,661
  Total deposits                                   1,154,075        1,082,642        1,038,751          955,203          958,387
  Long-term debt                                     205,877          205,098          168,934          113,414          104,025
  Stockholders' equity                               118,132          127,567          128,889          122,419          117,843
Common Stock Data:
  Per share (diluted):
      Net income                                 $      3.48      $      0.09      $      2.35      $      2.03      $      1.99
      Operating earnings(1)                             3.48             2.63             2.35             2.03             1.99
      Operating cash earnings(1),(2)                    3.67             2.88             2.55             2.35             3.08
      Cash dividends declared                           0.34             0.27             0.23             0.98             0.98
      Book value (at December 31)                      38.63            35.23            37.27            35.22            33.63
      Market price (close at December 31)              25.94            29.44            30.94            43.75            29.00
Average shares outstanding                         3,218,985        3,465,361        3,558,905        3,551,228        3,551,228
Selected Ratios:
  Return on average:
      Total assets                                      0.67%            0.02%            0.59%            0.52%            0.50%
      Total tangible assets(3)                          0.71             0.68             0.64             0.60             0.78
      Stockholders' equity                              9.50             0.24             6.49             5.90             5.99
      Tangible stockholders' equity(3)                 10.14             8.60             7.69             7.55            10.52
  Dividend payout ratio(4)                              9.74            10.27             9.79            25.86            48.99
  Average stockholders'
      equity to average total assets                    7.09             8.55             9.05             8.75             8.34
  Year ended December 31:
      Net interest margin
         (taxable equivalent basis)                     3.91             4.25             4.36             4.40             4.36
      Net loans charged off to average loans            0.65             0.45             0.57             0.50             0.14
      Noninterest expense to average assets(1)          2.80             3.28             3.28             3.40             3.67

  At December 31:
      Risk-based capital ratios:
      Tier I                                           12.04            11.95            13.54            12.73            12.64
      Total                                            13.29            13.21            14.80            13.99            13.90
  Tier I leverage ratio                                 8.01             7.69             8.65             7.46             7.17
  Allowance for credit losses to total loans            1.37             1.56             1.81             1.55             1.49
  Nonperforming assets to total loans                   1.46             1.57             2.20             2.66             2.40
  Nonperforming assets to total assets                  1.08             1.12             1.53             1.96             1.79
  Allowance for credit losses
      to nonperforming loans                          115.35           152.28           133.95            66.86            66.78
                                                 ===========      ===========      ===========      ===========      ===========

(1) EXCLUDES AFTER-TAX RESTRUCTURING AND MERGER-RELATED CHARGES OF $932,000 AND WRITE-OFF OF GOODWILL OF $7,873,000 INCURRED IN 1999.

(2) EXCLUDES AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS.

(3) DEFINED AS OPERATING CASH EARNINGS AS A PERCENTAGE OF AVERAGE STOCKHOLDERS' EQUITY MINUS AVERAGE GOODWILL AND OTHER INTANGIBLE ASSETS.

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

RESULTS OF OPERATIONS
Consolidated net income for 2000 was $11.2 million, an increase of $10.9 million from the $306,000 in 1999. Diluted earnings per share was $3.48 in 2000, as compared to $0.09 in 1999.

In December 1999, the Company approved the Merger of its two principal subsidiaries, the Bank and the Association. The Bank and the Association merged on July 1, 2000, with the Bank being the surviving corporation. In connection with the Merger, the Company recorded restructuring and merger-related charges of $1.6 million ($0.9 million on after-tax basis) in the fourth quarter of 1999.

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

Operating earnings (defined as consolidated net income excluding after-tax restructuring and merger-related charges and write-off of goodwill) was $11.2 million in 2000, an increase of 23.1%, or $2.1 million, over $9.1 million in 1999. Diluted operating earnings per share was $3.48 in 2000, an increase of 32.3%, over last year.

Despite the growth in the loan portfolio in 2000, the rise in interest rates and the slower growth in deposits served to negatively impact the net interest margin. Despite the decrease in the net interest margin, net interest income increased by $2.5 million, or 4.2%, over 1999.

Noninterest income decreased from $10.3 million in 1999 to $10.0 million in 2000, a decrease of 2.9%. The decrease was primarily due to lower gains on sales of loans of $2.2 million, partially offset by increases in service charges on deposit accounts of $840,000, increased earnings on bank owned life insurance of $606,000 and a $378,000 gain on sales of foreclosed assets.

Noninterest expense decreased from $58.3 million in 1999 to $46.7 million in 2000, a decrease of 20.0%. The decrease reflected certain restructuring and merger-related charges of $1.6 million (after tax, $0.9 million) and write-off of goodwill of $7.9 million (before and after-tax) which were recorded in 1999. The decrease was also a result of a $1.0 million decrease in net occupancy expense which resulted from downsizing certain branches and renegotiating leases.

The Company's efficiency ratio (calculated as noninterest expense minus amortization of goodwill and other intangible assets and nonrecurring charges as a percentage of total operating revenue) was 64.9%, 69.8% and 67.7% in 2000, 1999 and 1998, respectively.

The provision for credit losses was $7.5 million, $5.0 million and $7.4 million in 2000, 1999 and 1998, respectively. Net charge-offs to average loans and leases were 0.65%, 0.45% and 0.57% for 2000, 1999 and 1998, respectively. The allowance for credit losses was $17.4 million, or 1.37% of total loans and leases, at December 31, 2000, compared with $17.9 million, or 1.56%, at December 31, 1999. Nonperforming assets totaled 1.08%, 1.12% and 1.53% of total assets as of December 31, 2000, 1999 and 1998, respectively. The improvements in the nonperforming assets ratio was primarily due to the Company's continued efforts to improve asset quality.

At December 31, 2000, the Company's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 12.04% and 13.29%, respectively, compared with 11.95% and 13.21%, respectively, at December 31, 1999. These ratios were in excess of the "well-capitalized" ratios of 6.00% and 10.00%, respectively, specified by the Federal Reserve Board.

Consolidated net income for 1999 decreased $8.1 million below 1998 primarily due to the one-time charges described above. Operating earnings were $9.1 million in 1999, an increase of 8.9% over the $8.4 million in 1998. Diluted operating earnings per share for 1999 was $2.63 compared to $2.35 in 1998. The increase in operating earnings was primarily due to: (i) $3.2 million, or 713.9%, increase in net gains on sales of loans, (ii) $2.5 million, or 33.1%, decrease in provisions for credit losses, and (iii) $1.3 million, or 51.3%, increase in other service charges and fees. These increases were partially offset by (i) $4.1 million decrease in net realized gains on sales of securities and (ii) $2.1 million increase in salaries and employee benefits.

NET INTEREST INCOME
Net interest income is the largest single component of the Company's earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a taxable equivalent basis, was $61.8 million in 2000, an increase of $2.8 million, or 4.7%, from 1999. During 2000, the Company's net interest margin declined to 3.91%, compared to 4.25% for 1999.

As summarized on Table 2, the $2.8 million increase in net interest income for 2000 consisted of a $21.5 million increase in interest income offset by a $18.8 million increase in interest expense.

The average yield on earning assets in 2000 increased by 39 basis points to 8.42% and the average balance of earning assets increased by $192.0 million. The $21.5 million increase in interest income was primarily due to the $158.5 million increase in the average balance of loans.

Interest costs on interest-bearing deposits and liabilities increased to $71.5 million in 2000. The average balance of interest-bearing deposits and liabilities increased by $185.1 million and the average cost of funds increased by 76 basis points to 5.04%. The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable equivalent basis. The taxable equivalent adjustment is made for items exempt from federal income taxes (assuming a 35% tax rate) to make them comparable with taxable items before any income taxes are applied.

Net interest income, on a taxable equivalent basis, was $59.1 million in 1999, an increase of $0.5 million, or 0.9%, from 1998. During 1999, the Company's net interest margin declined to 4.25%, compared to 4.36% for 1998. This decrease was due to a 33 basis point decrease in the yield on average earning assets, partially offset by a 34 basis point decrease in the rate paid for sources of funds used for average earning assets.

Average earning assets increased $48.2 million, or 3.6%, in 1999 over 1998. Average interest-bearing deposits and liabilities increased $67.0 million, or 5.8%, in 1999 over 1998.

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST
         RATES


                          -----------    -----------   -----------   -----------    -----------    -----------
                                            2000                        1999                         1998
                                          INTEREST                    Interest                     Interest
                            AVERAGE        INCOME/       YIELD/        Average        Income/        Yield/
(dollars in thousands)      BALANCE        EXPENSE        RATE         Balance        Expense         Rate
                          -----------    -----------   -----------   -----------    -----------    -----------
ASSETS

Earning assets:
 Interest-bearing
   deposits in other
   banks                  $       393    $        28          7.12%  $    23,004    $     1,093           4.75%
 Federal funds sold
   and securities
   purchased under
   agreement to resell          7,959            497          6.24         5,908            309           5.23
 Taxable investment
   and mortgage-
   backed securities          308,011         21,701          7.05       264,783         18,272           6.90
 Nontaxable
   investment
   securities                  31,036          2,386          7.69        20,217          1,592           7.87
 Loans(1)                   1,236,305        108,713          8.79     1,077,769         90,547           8.40
                          --------------------------                 --------------------------
Total earning assets        1,583,704        133,325          8.42     1,391,681        111,813           8.03
                          --------------------------                 --------------------------

Nonearning assets:
 Cash and due from
   banks                       34,826                                     44,624
 Premises and
   equipment                   18,077                                     13,338
 Other assets                  48,884                                     60,448
 Less allowance for
   credit losses              (18,248)                                   (18,144)
                          -----------                                -----------
       Total assets       $ 1,667,243                                $ 1,491,947
                          ===========                                ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing
liabilities:
 Savings deposits         $   367,793    $    10,063          2.74%  $   364,366    $     8,927           2.45%
 Time deposits                672,234         37,041          5.51       599,920         28,645           4.77
  Short-term                  171,006         11,370          6.65        62,390          3,282           5.26
    borrowings
  Long-term debt              205,877         13,004          6.32       205,098         11,863           5.78
                          --------------------------                 --------------------------
Total interest-bearing
    deposits and
    liabilities             1,416,910         71,478          5.04     1,231,774         52,717           4.28
                          --------------------------                 --------------------------
Noninterest-bearing
    liabilities:
 Demand deposits              114,048                                    118,356
 Other liabilities             18,153                                     14,250
                          -----------                                -----------
Total liabilities           1,549,111                                  1,364,380
Stockholders' equity          118,132                                    127,567
                          -----------                                -----------
Total liabilities and
   stockholders' equity   $ 1,667,243                                $ 1,491,947
                          ===========                                ===========

Net interest income
 and margin on
 total earning
 assets                                       61,847          3.91%                      59,096           4.25%
Taxable equivalent
   adjustment                                   (853)                                      (580)
                          --------------------------                                -----------
Net interest income                      $    60,994                                $    58,516
                          ==========================                                ===========

                          -----------    -----------    -----------
                            Average        Income/        Yield/
(dollars in thousands)      Balance        Expense         Rate
                          -----------    -----------    -----------
ASSETS
Earning assets:
 Interest-bearing
   deposits in other
   banks                  $     8,539    $       525           6.15%
 Federal funds sold
   and securities
   purchased under
   agreement to resell         34,489          1,766           5.12
 Taxable investment
   and mortgage-
   backed securities          228,321         15,843           6.94
 Nontaxable
   investment
   securities                   8,634            668           7.74
 Loans(1)                   1,063,541         93,558           8.80
                          --------------------------
Total earning assets        1,343,524        112,360           8.36
                          --------------------------

Nonearning assets:
 Cash and due from
   banks                       31,590
 Premises and
   equipment                   20,114
 Other assets                  46,606
 Less allowance for
   credit losses              (17,041)
                          -----------
       Total assets       $ 1,424,793
                          ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing
liabilities:
 Savings deposits         $   349,398    $     9,393           2.69%
 Time deposits                581,952         30,547           5.25
  Short-term                   64,472          3,536           5.48
    borrowings
  Long-term debt              168,934         10,335           6.12
                          --------------------------
Total interest-bearing
    deposits and
    liabilities             1,164,756         53,811           4.62
                          --------------------------
Noninterest-bearing
    liabilities:
 Demand deposits              107,401
 Other liabilities             23,747

                          -----------
Total liabilities           1,295,904
Stockholders' equity          128,889
                          -----------
Total liabilities and
   stockholders' equity   $ 1,424,793
                          ===========
Net interest income
 and margin on
 total earning
 assets                                       58,549           4.36%
Taxable equivalent
   adjustment                                   (300)
                                         -----------
Net interest income                      $    58,249
                                         ===========

(1) YIELDS AND AMOUNTS EARNED INCLUDE LOAN FEES. NONACCRUAL LOANS HAVE BEEN INCLUDED IN EARNING ASSETS FOR PURPOSES OF THESE COMPUTATIONS.

TABLE 2: INTEREST DIFFERENTIAL

                                       ---------------------------------------------------------------------------
                                              2000 COMPARED TO 1999                      1999 Compared to 1998
                                               INCREASE (DECREASE)                        Increase (Decrease)
                                               DUE TO CHANGE IN: (1)                      due to Change in: (1)
                                       --------------------------- -----------------------------------------------
(in thousands)                           VOLUME        RATE      NET CHANGE     Volume        Rate      Net Change
                                       ----------   ----------   ----------   ----------   ----------   ----------
Earning assets:
  Interest-bearing deposits in other   $   (1,074)  $        9   $   (1,065)  $      889   $     (321)  $      568
    banks
  Federal funds sold and securities
    purchased under agreements to
    resell                                    107           81          188       (1,463)           6       (1,457)
  Taxable investment and
    mortgage-backed securities              2,983          446        3,429        2,530         (101)       2,429
  Nontaxable investment securities            852          (58)         794          896           28          924
  Loans (2)                                13,318        4,848       18,166        1,251       (4,262)      (3,011)
                                       ----------   ----------   ----------   ----------   ----------   ----------
Total earning assets                       16,186        5,326       21,512        4,103       (4,650)        (547)

Interest-bearing liabilities:
  Savings deposits                             84        1,052        1,136          402         (869)        (467)
  Time deposits                             3,453        4,943        8,396          943       (2,844)      (1,901)
  Short-term borrowings                     5,714        2,374        8,088         (114)        (140)        (254)
  Long-term debt                               45        1,096        1,141        2,213         (685)       1,528
                                       ----------   ----------   ----------   ----------   ----------   ----------
Total interest-bearing
  deposits and liabilities                  9,296        9,465       18,761        3,444       (4,538)      (1,094)
                                       ----------   ----------   ----------   ----------   ----------   ----------
Increase (decrease) in net interest
  income (taxable equivalent basis)    $    6,890   $   (4,139)  $    2,751   $      659   $     (112)  $      547
                                       ==========   ==========   ==========   ==========   ==========   ==========

------------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONINTEREST INCOME
In 2000, total noninterest income was $10.0 million as compared to $10.3 million in 1999 and $9.8 million in 1998. The $304,000 decrease in noninterest income was due to various items. Net gains on sales of loans decreased from $2.7 million in 1999 to $537,000 in 2000. Net realized gains on sales of securities decreased from a net loss of $32,000 in 1999 to a net loss of $421,000 in 2000. The decrease was partially offset by an $840,000 increase in service charges on deposit accounts, as a result of the Company's concerted effort to increase fee income related to deposit and credit products. Other noninterest income increased $1.4 million, or 88.0%, due to an increase in net gains on sales of Other Real Estate Owned ("OREO") property.

Total noninterest income increased $539,000, or 5.5%, from 1998 to 1999. Net realized gains on sales of loans increased from a loss of $447,000 in 1998 to a gain of $2.7 million in 1999. Other service charges and fees increased by $1.3 million from 1998 to 1999. Such increases were offset by a decrease from a net realized gain on sale of securities of $4.1 million in 1998 to a net loss of $32,000.

The following table sets forth information by category of noninterest income for the years indicated:


                                                        --------       --------       --------
(in thousand)                                             2000           1999           1998
                                                        --------       --------       --------
Service charges on deposits                             $  2,900       $  2,060       $  1,740
Other service charges and fees                             4,044          3,979          2,630
Net realized gains (losses) on sales of securities          (421)           (32)         4,104
Net gains (losses) on sales of loans                         537          2,744           (447)
Earnings on bank owned life insurance                      1,383            777            604
Other                                                      1,581            800          1,158
                                                        --------       --------       --------
    Total                                               $ 10,024       $ 10,328       $  9,789
                                                        ========       ========       ========

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The following table summarizes changes in the allowance for credit losses for the years indicated:


                                             -------       -------       -------       -------       -------
(dollars in thousands)                        2000          1999          1998          1997          1996
                                             -------       -------       -------       -------       -------
Balance at beginning of year                 $17,942       $17,771       $16,365       $15,431       $14,576
Charge-offs:
Commercial and financial                       3,138           442           533         2,489           537
Real estate - mortgage                         4,378         4,085         5,854         2,315           495
Installment and consumer                       1,490           896           737         1,121           873
                                             -------       -------       -------       -------       -------
       Total charge-offs                       9,006         5,423         7,124         5,925       $ 1,905
                                             -------       -------       -------       -------       -------
Recoveries:
Commercial and financial                         170            94           107           233            30
Real estate - mortgage                           537           314           534            26            74
Installment and consumer                         265           211           453           350           246
                                             -------       -------       -------       -------       -------
       Total recoveries                          972           619         1,094           609           350
                                             -------       -------       -------       -------       -------

Net loans charged-off                          8,034         4,804         6,030         5,316         1,555
Provision for credit losses                    7,539         4,975         7,436         6,250         2,410
                                             -------       -------       -------       -------       -------

Balance at end of year                       $17,447       $17,942       $17,771       $16,365       $15,431
                                             =======       =======       =======       =======       =======

Net charge-offs to average loans                0.65%         0.45%         0.57%         0.50%         0.14%
outstanding

Allowance for credit losses to year-end         1.37%         1.56%         1.81%         1.55%         1.49%
loans

Allowance for credit losses to year-end
nonperforming loans                           115.35%       152.28%       133.95%        66.86%        66.78%


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

The allowance for credit losses has been allocated by the Company's management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at December 31 for the years indicated:


                    --------------------------------------------------------------------------------------------------------------
(dollars in                2000                  1999                   1998                   1997                   1996
thousands)           AMT.       %(1)        Amt.       %(1)        Amt.       %(1)        Amt.       %(1)        Amt.       %(1)
                    -------    -------     -------    -------     -------    -------     -------    -------     -------    -------
Commercial
 & Financial        $10,303      19.40%    $ 7,359      19.55%    $ 4,539      19.41%    $ 3,718      17.67%    $ 4,808      16.42%
Real estate -
 Construction            --       2.06          --       1.31          --       2.59          --       3.89          --       2.77
Real estate -
 Mortgage             4,755      69.54       7,680      71.17       9,519      69.31      10,744      70.91       7,021      72.67
Installment
 & Consumer             483       9.00       1,432       7.97       1,264       8.69         476       7.53       1,412       8.14
Unallocated           1,906      N/A         1,471      n/a         2,449      n/a         1,427      n/a         2,190      n/a
                    -------    -------     -------    -------     -------    -------     -------    -------     -------    -------
    Total           $17,447     100.00%    $17,942     100.00%    $17,771     100.00%    $16,365     100.00%    $15,431     100.00%
                    =======    =======     =======    =======     =======    =======     =======    =======     =======    =======


(1)  Represents percentage of loans in each category to total loans.

Provision for credit losses was $7.5 million in 2000, an increase of $2.6 million, or 51.5%, from 1999. The increase in the provision was consistent with the increase in nonperforming loans as discussed below. The Company's allowance for credit losses decreased to $17.4 million at December 31, 2000, from $17.9 million at December 31, 1999 and $17.8 million at December 31, 1998. The allowance for credit losses as a percentage of total loans was 1.37% at December 31, 2000, compared to 1.56% and 1.81% at December 31, 1999 and 1998, respectively.

Allowance for credit losses as a percentage of nonperforming loans decreased to 115.35% at December 31, 2000 from 152.28% at December 31, 1999 due to the $3.3 million increase in nonperforming loans. Such increase was due to a certain commercial loan of $3.7 million placed on nonaccrual status in 2000. Total nonperforming loans at December 31, 2000 amounted to $15.1 million, an increase of $3.3 million, or 28.4%, from the $11.8 million at December 31, 1999. During 1998, the Company sold $12.9 million in delinquent loans, including $6.8 million of nonperforming loans, at a loss of $2.4 million. The net investment in loans that are considered to be impaired was $25.2 million at December 31, 2000, an increase of $5.2 million from the $20.0 million at December 31, 1999. The increase in impaired loans was due primarily to a commercial loan of $3.7 million placed on nonaccrual status in 2000. Additional information on impaired loans is presented in Note F of Notes to the Company's Consolidated Financial Statements.

NONINTEREST EXPENSE

The following table sets forth information by category of noninterest expense for the years indicated:


                                                    -------       -------       -------
(dollars in thousands)                               2000          1999          1998
                                                    -------       -------       -------
Salaries and employee benefits                      $20,832       $20,427       $18,338
Net occupancy expense                                 7,000         8,022         9,024
Equipment expense                                     3,070         3,441         3,803
Legal and professional fees                           4,043         3,224         3,085
Advertising and promotion                             2,436         2,181         1,631
Stationery and supplies                               1,002         1,347         1,157
Provision for other real estate owned losses            243           927         1,407
Deposit insurance premiums                              512           652           595
Restructuring and merger-related charges and
   write-off of goodwill                                 --         9,424            --
Other                                                 7,541         8,691         7,728
                                                    -------       -------       -------
       Total                                        $46,679       $58,336       $46,768
                                                    =======       =======       =======
Total noninterest expense, excluding
  restructuring and merger-related charges and
  write-off of goodwill as a percentage of
  average assets                                       2.80%         3.28%         3.28%
                                                    =======       =======       =======


Noninterest expense, excluding restructuring and merger-related charges and write-off of goodwill, decreased $2.2 million, or 4.6%, in 2000, as compared to 1999. The Company's operating expense ratio, which is a commonly used indicator of operating efficiency, decreased to 2.8% in 2000, as compared to 3.3% in 1999.

Salaries and employment benefits increased by $405,000, or 2.0%, in 2000 to $20.8 million, compared to $20.4 million in 1999. The increase in salaries and employee benefits over 1999 was due to higher commissions related to mortgage loans in 2000 and the reversal of certain benefits amounting to $0.4 million upon the death of a key employee in 1998.

Net occupancy expense was $7.0 million in 2000, which compares to $8.0 million in 1999. The decrease in net occupancy expense in 2000 was primarily attributable to the decreased net expenses of the Company's leased facilities. Down-sized branches and renegotiated lease agreements resulted in decreased rent expense.

Equipment expense decreased by $371,000, or 10.8%, in 2000 primarily due to a $300,000 refund of certain-software lease payments received in the first quarter of 2000.

Legal and professional fees increased by $819,000, or 25.4%, in 2000 primarily due to an increase in attorneys' fees and fees related to certain management consulting projects.

Provision for OREO losses totaled $243,000 for 2000, a decrease of $684,000 from the $927,000 in 1999. At December 31, 2000, OREO (net of valuation allowance) amounted to $3.5 million, a decrease of $2.9 million, or 45.8%, from December 31, 1999. The decrease in the 2000 OREO balance and provision for OREO losses reflected the Company's continued efforts to improve asset quality and the improvement in the Hawaii real estate market.

Deposit insurance premiums amounted to $512,000 in 2000, compared to $652,000 in 1999, reflecting a decrease in the assessment rate.

Total noninterest expense, excluding restructuring and merger-related charges and write-off of goodwill, increased $2.1 million, or 4.6%, from 1998 to 1999. The primary reason for the increase in noninterest expense was the $2.1 million increase in salaries and employment benefits, which was offset by the $1.0 million decrease in net occupancy expense.

INCOME TAXES
Total income tax expense of the Company was $5.6 million, $5.2 million and $5.5 million in 2000, 1999 and 1998, respectively. The corresponding effective income tax rate was 33.2%, 94.5% and 39.5%, respectively. The decline in the effective tax rate was primarily due to: (1) the elimination of goodwill amortization in 2000 due to the write-off in December 1999 and (2) the utilization of capital losses. The primary reason for the increase in the effective tax rate from 1998 to 1999 was the write-off of goodwill which is not deductible for tax purposes. Note N of Notes to the Company's Consolidated Financial Statements presents a reconciliation of the Company's effective and statutory income tax rates.

LOAN PORTFOLIO

Total loans at December 31, 2000 increased to $1,273 million, a $123.5 million, or 10.7%, increase over the previous year-end. The increase in total loans was primarily due to increases in all loan types.

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

---------------------------------------------------------------------------------------------------------------------
(in thousands)                           2000            1999            1998             1997            1996
---------------------------------------------------------------------------------------------------------------------
Commercial and financial             $    246,877   $    224,660    $    191,128     $    186,418    $    170,228
Real estate - construction                 26,237         15,096          25,453           41,069          28,699
Real estate - mortgage                    885,262        818,010         682,313          747,897         753,676
Installment and consumer                  114,562         91,647          85,562           79,363          84,456
---------------------------------------------------------------------------------------------------------------------
                                     $  1,272,938   $  1,149,413    $    984,456     $  1,054,747    $  1,037,059
=====================================================================================================================

COMMERCIAL AND FINANCIAL. Loans outstanding in this category increased to $246.9 million, an increase of $22.2 million, or 9.9%, over year-end 1999. Loans in this category are primarily loans to small- and medium-sized businesses and professionals doing business in Hawaii. These loans have been made primarily on a collateralized basis. Typically, real estate serves as collateral as well as equipment, receivables and personal assets as deemed necessary.

REAL ESTATE - MORTGAGE. Real estate - mortgage loans increased to $885.3 million at December 31, 2000, an increase of $67.3 million, or 8.2%, over year-end 1999. This occurrence was a reflection of the rising interest rate environment experienced since the second half of 1999. The average size of loans in this category at December 31, 2000 was $172,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following table shows the contractual maturities of the Company's loan portfolio by category (excluding "real estate-mortgage" and "installment and consumer") at December 31, 2000. Demand loans are included as due within one year:

--------------------------------------------------------------------------------------------------
                                                    After 1 but
(in thousands)                    Within 1 year    Within 5 years     After 5 years         Total
--------------------------------------------------------------------------------------------------
Commercial and financial            $124,688          $ 84,549          $ 37,640          $246,877
Real estate - construction            24,649             1,588                --            26,237
--------------------------------------------------------------------------------------------------
                                    $149,337          $ 86,137          $ 37,640          $273,114
==================================================================================================

The following table sets forth the interest rate sensitivity of the above amounts due after one year at December 31, 2000:

--------------------------------------------------------------------------------
(in thousands)                     Fixed Rate       Variable Rate         Total
--------------------------------------------------------------------------------
After 1 but within 5 years          $ 65,119          $ 21,018          $ 86,137
After 5 years                         37,640                --            37,640
--------------------------------------------------------------------------------
                                    $102,759          $ 21,018          $123,777
================================================================================

RISK ELEMENTS IN LENDING ACTIVITIES

Nonperforming assets and past due and restructured loans at December 31 are reflected below for the years indicated:

--------------------------------------------------------------------------------------------------------------
(dollars in thousands)                             2000        1999          1998        1997          1996
--------------------------------------------------------------------------------------------------------------
Nonperforming loans:
   Commercial                                    $ 6,268      $ 1,831      $ 1,291      $ 1,207      $ 2,843
   Real estate:
     Commercial                                    3,030          518          933        2,997        3,312
     Residential                                   5,827        8,992       10,803       20,010       16,796
--------------------------------------------------------------------------------------------------------------
        Total real estate loans                    8,857        9,510       11,736       23,007       20,108
--------------------------------------------------------------------------------------------------------------
   Consumer                                           --          441          240          261          157
--------------------------------------------------------------------------------------------------------------
        Total nonperforming loans                 15,125       11,782       13,267       24,475       23,108
Other real estate owned                            3,458        6,385        8,583        3,686        1,844
--------------------------------------------------------------------------------------------------------------
        Total nonperforming assets               $18,583      $18,167      $21,850      $28,161      $24,952
==============================================================================================================

Past due loans:
   Commercial                                    $   975      $    96      $ 2,433      $    15      $   381
   Real estate                                       473        3,481        3,602        3,569        1,474
   Consumer                                        1,256          592          381          490          524
--------------------------------------------------------------------------------------------------------------
        Total past due loans (1)                 $ 2,704      $ 4,169      $ 6,416      $ 4,074      $ 2,379
==============================================================================================================

Restructured loans:
   Commercial                                    $ 4,153      $ 4,440      $    --      $    --      $   276
   Real estate:
     Commercial                                       --        1,231        1,284           --          226
     Residential                                  11,730       11,280       11,108          424           --
--------------------------------------------------------------------------------------------------------------
        Total restructured loans (2)             $15,883      $16,951      $12,392      $   424      $   502
==============================================================================================================

Nonperforming assets to total loans
  and other real estate owned (end of
  year):
     Excluding 90 days past due
       accruing loans                              1.46%        1.57%        2.20%        2.66%        2.40%
     Including 90 days past due
       accruing loans                              1.67%        1.93%        2.85%        3.05%        2.63%

Nonperforming assets to total assets
 (end of year):
     Excluding 90 days past due
       accruing loans                              1.08%        1.12%        1.53%        1.96%        1.79%
     Including 90 days past due
       accruing loans                              1.24%        1.38%        1.98%        2.25%        1.96%

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2) Represents loans which have been restructured, are current and still accruing interest.


Nonperforming loans increased to $15.1 million at December 31, 2000 an increase of $3.3 million, or 28.4%, from the $11.8 million at year-end 1999. The increase in nonperforming loans was primarily due to a certain commercial loan of $3.7 million placed on nonaccrual status in 2000.

At December 31, 2000, OREO (net of valuation allowance) amounted to $3.5 million, a decrease of $2.9 million, or 45.8%, from the prior year-end. The decrease in OREO was consistent with the decrease in nonperforming real estate loans and the increase in real estate sales activity in Hawaii.

Past due loans which are still accruing interest decreased $1.5 million, or 35.1%, to $2.7 million at December 31, 2000. The decrease reflects the Company's proactive collection efforts which resulted in the removal of a $1.5 million credit from this category in 2000. Substantially all loans in this category are both well-collateralized and in the process of collection.

Restructured loans decreased $1.1 million, or 6.3%, as compared to 1999 due to the restructuring of a certain commercial loan to a market interest rate in 2000.

At December 31, 2000, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

DEPOSITS

The Company competes for deposits in Hawaii principally by providing quality customer service at its branch offices.

The Company has a network of 21 branch offices which seek to provide a stable core deposit base. A new branch in Kihei, Maui, opened in the second quarter of 2000. The deposit base provided by these branches consists of interest and noninterest-bearing demand and savings accounts, money market certificates and time certificates of deposit. The Company had brokered deposits of $10.0 million at December 31, 2000.

The average daily amount of deposits and the average rate paid on such deposit categories is summarized below:

---------------------------------------------------------------------------------------------------------------------
                                                    2000                       1999                       1998
(dollars in thousands)                      AMOUNT        RATE         Amount        Rate          Amount       Rate
---------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits       $  114,048        --%      $  118,356        --%      $  107,401        --%
Interest-bearing demand deposits             209,507      3.11          198,379      2.55          141,391      2.69
Savings                                      158,286      2.25          165,987      2.33          208,007      2.69
Time deposits                                672,234      5.51          599,920      4.77          581,952      5.25
----------------------------------------------------                 ----------                 ----------
       Total                              $1,154,075      4.08%      $1,082,642      3.47%      $1,038,751      4.29%
=====================================================================================================================

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 2000 is summarized below:

-----------------------------------------------------------------
(in thousands)
-----------------------------------------------------------------
3 months or less                                       $ 99,264
Over 3 months through 6 months                          147,464
Over 6 months through 12 months                          31,336
Over 12 months                                           15,895
-----------------------------------------------------------------
       Total                                           $293,959
=================================================================


INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO

The following table sets forth the book value and the distribution by category of investment securities at December 31 for the years indicated:

----------------------------------------------------------------------------------------------------------
(in thousands)                                                 2000              1999              1998
----------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
  government agencies and corporations                       $ 16,068          $ 15,795          $ 11,966
State and political subdivisions                               33,100            30,353             9,719
Mortgage-backed securities                                    248,921           270,350           120,079
----------------------------------------------------------------------------------------------------------
       Total                                                 $298,089          $316,498          $141,764
==========================================================================================================

FHLB STOCK                                                   $ 32,430          $ 31,727          $ 29,481
==========================================================================================================

The following table sets forth the maturities of available-for-sale investment securities at December 31, 2000 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

-------------------------------------------------------------------------------------------------------------------------------
                                                               After 1 but           After 5 but
                                       Within 1 year          within 5 years       within 10 years           After 10 years
(dollars in thousands)               Amount      Yield      Amount      Yield      Amount     Yield        Amount        Yield
-------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S.
  government agencies and
  corporations                      $ 10,992     5.63%     $  5,016     6.39%     $     --       --%      $     --         --%
State and political
subdivisions                              --       --            --       --         2,245     6.26         30,617       5.01
Mortgage-backed securities             5,469     6.90         2,923     7.58        12,852     6.52        239,312       7.20
-------------------------------------------------------------------------------------------------------------------------------
                                    $ 16,461     5.84%     $  7,939     6.48%     $ 15,097     6.42%      $269,929       6.00%
===============================================================================================================================


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

Advances from the FHLB were made under a credit line agreement totaling $578.0 million, of which $227.5 million was undrawn at December 31, 2000. See Notes J and K of Notes to the Company's Consolidated Financial Statements.

At December 31, 2000, there was one long-term FHLB advance totaling $3.0 million, callable on July 10, 2003.

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

To ensure liquidity on a short-term basis, the Company's primary sources are cash or cash equivalents, loan repayments, proceeds from the sale of assets available for sale, increases in deposits, proceeds from maturing securities and, when necessary, federal funds purchased, brokered deposits and credit arrangements with correspondent banks and the FHLB. Maturities of investment securities are also structured to cover large commitments and seasonal fluctuations in credit arrangements. At December 31, 2000, there was $227.5 million of undrawn advances under the credit line agreement with the FHLB. There are 13 advances totalling $151.3 million that are maturing in the first quarter of 2001 which the Company intends to renew as necessary. The Company's ability to continue to draw upon and avoid an acceleration of the maturity dates is dependent upon the Company's continued adequate financial position and fulfillment of collateral requirements.

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company's operating activities provided $18.1 million in 2000, a decrease of $10.0 million from the $28.1 million provided in 1999. The primary source of cash flows from operations in 2000 was the sale of $59.0 million of loans held for sale, which amounted to $33.7 million at December 31, 2000.

Due to the Company's increase in deposits in 2000 as well as the decrease in liquidity needs due to the Year 2000 date change at the end of 1999, the Company's use of FHLB advances decreased in the current year. At December 31, 2000, the Company had $350.5 million (21.9% of total liabilities) in advances outstanding from the FHLB compared to $377.8 million (25.1% of total liabilities) at December 31, 1999. The maximum amount of advances that the Company had outstanding at any month-end was $399.2 million. As of December 31, 2000, the Bank had available unused credit lines of $227.5 million from the FHLB. During 2001, $170.3 million of short-term and $117.0 million of long-term borrowings from the FHLB mature.

The Company's most liquid assets are cash, interest bearing deposits, Federal funds sold and investment securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period. At December 31, 2000, cash, interest bearing deposits, Federal funds sold and available for sale investment and mortgage-backed securities totaled $339.9 million, a decrease of 12.7% from $389.2 million at December 31, 1999.

Investing activities provided (used) cash flow of $(133.0) million in 2000, $(221.3) million during 1999, and $158.8 million in 1998. The primary use of cash for investing activities in 2000 was the net increase in loans of $161.4 million.

Financing activities provided (used) cash flow of $88.6 million in 2000, $198.4 million during 1999, and $(10.1) million in 1998. During 2000, a $97.6 million net increase in time deposits was the primary source of cash flows from financing activities.

At any time, the Company has outstanding commitments to extend credit. See Note P of Notes to the Company's Consolidated Financial Statements.

See Note P of Notes to the Company's Consolidated Financial Statements for further discussion and disclosure of risk management activities.

CAPITAL RESOURCES

During 2000, Citibank Properties, Inc. ("CB Properties"), a wholly-owned subsidiary of the Bank, elected to be taxed as a real estate investment trust ("REIT"). On July 18, 2000, CB Properties issued 120 shares of Series A Preferred Stock, 10,000 shares of Series B Preferred Stock, and 55,000 shares of Series C Preferred Stock at $1,000 per share in exchange for approximately $150 million in participation interests in mortgage loans and mortgage-related securities less the assumption of $85 million in advances made from the FHLB to the Bank. On August 21, 2000, the Bank sold 7,000 shares of Series B Preferred Stock to third party investors. This transaction was recorded as minority interest for financial statement purposes and classified as Tier 1 capital for regulatory purposes pursuant to guidelines set forth by the FDIC. CB Properties' business objective is to acquire, hold, finance and manage qualifying REIT assets.

The Company has a strong capital base with a Tier I capital ratio of 12.04% at December 31, 2000. This is well above the minimum regulatory guideline of 4.00% for Tier I capital. Bank holding companies are also required to comply with risk-based capital guidelines as established by the FRB. Risk-based capital ratios are calculated with reference to risk-weighted assets that include both on and off-balance sheet exposures. A company's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator). The minimum required qualifying Total Capital ratio is 8%. As of December 31, 2000, the Company's total capital to risk-adjusted assets ratio was 13.29%.

During the second quarter of 1999, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to 10%, or approximately 360,000 shares, of its 3.6 million shares of common stock outstanding. As of December 31, 2000, 353,495 shares had been repurchased at prices ranging from $23.688 to $33.625 per share, at a total cost of $10.6 million.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Operating earnings for the fourth quarter of 2000 were $3.0 million, or $0.94 per diluted share, a 20.0% increase over operating earnings of $2.5 million, or $0.74 per diluted share for the same quarter in 1999. Operating cash earnings for the fourth quarter of 2000 were $3.2 million, or $0.99 per diluted share, a 16.7% increase over the same quarter in 1999.

As previously mentioned, during the fourth quarter of 1999, the Company recorded a non-cash after-tax charge of $7.9 million ($2.38 per share) related to its change in method for evaluating the recoverability of goodwill, from an undiscounted cash flow to a discounted cash flow basis. In addition, the Company recorded an after-tax charge of $0.9 million ($0.28 per share) related to the merger of its two principal subsidiaries, the Bank and the Association. Inclusive of these two charges, there was a net loss for the fourth quarter of 1999 of $6.3 million, or $1.80 per diluted share.

The following table summarizes the Company's quarterly results for the years 2000 and 1999:

---------------------------------------------------------------------------------------------------------
(in thousands, except per                                           Quarter
     share data)                         First         Second        Third         Fourth          Total
---------------------------------------------------------------------------------------------------------
2000:
TOTAL INTEREST INCOME                  $ 31,205      $ 32,746      $ 34,385      $ 34,136       $132,472
TOTAL INTEREST EXPENSE                   15,948        17,153        18,853        19,524         71,478
---------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME                   15,257        15,593        15,532        14,612         60,994

PROVISION FOR CREDIT LOSSES               1,906         1,875         1,525         2,233          7,539
NONINTEREST INCOME                        1,714         2,752         2,665         2,893         10,024
NONINTEREST EXPENSE                      11,168        12,025        12,135        11,351         46,679
---------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES             3,897         4,445         4,537         3,921         16,800

INCOME TAX EXPENSE                        1,463         1,675         1,548           896          5,582
---------------------------------------------------------------------------------------------------------
   NET INCOME                          $  2,434      $  2,770      $  2,989      $  3,025       $ 11,218
=========================================================================================================

BASIC EARNINGS PER SHARE               $   0.75      $   0.86      $   0.93      $   0.95       $   3.49
DILUTED EARNINGS PER SHARE             $   0.75      $   0.86      $   0.93      $   0.94       $   3.48

1999:
Total interest income                  $ 26,138      $ 26,452      $ 28,709      $ 29,934       $111,233
Total interest expense                   12,018        12,009        13,752        14,938         52,717
---------------------------------------------------------------------------------------------------------
   Net interest income                   14,120        14,443        14,957        14,996         58,516

Provision for credit losses               1,175         1,090         1,333         1,377          4,975
Noninterest income                        2,944         2,663         2,301         2,420         10,328
Noninterest expense                      12,618        12,460        11,862        21,396         58,336
---------------------------------------------------------------------------------------------------------
   Income (loss) before income
   taxes                                  3,271         3,556         4,063        (5,357)         5,533

Income tax expense                        1,295         1,357         1,583           992          5,227
---------------------------------------------------------------------------------------------------------
   Net income (loss)                   $  1,976      $  2,199      $  2,480      $ (6,349)      $    306
=========================================================================================================

Basic earnings (loss) per share        $   0.56      $   0.62      $   0.71      $  (1.80)      $   0.09
Diluted earnings (loss) per share      $   0.56      $   0.62      $   0.71      $  (1.80)      $   0.09

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

The Company also measures and monitors its sensitivity to interest rates using net interest income simulations on a quarterly basis. Any identified exposure is managed primarily through the use of derivative instruments that have been designated and have qualified as either cash flow hedging instruments such as swaps, caps and floors or fair value hedging instruments such as options. Additionally, the Company extends or shortens the duration of the investment and mortgage-backed securities portfolio, retail certificates of deposit and FHLB advances. The Company currently does not engage in the use of trading activities, high-risk derivatives and synthetic instruments in controlling its interest rate risk. Such uses are permitted at the recommendation of ALCO with the approval of the Board of Directors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

----------------------------------------------------------------------------------------------------------------------------------
                                     0-90          91-180       181-365          1-5         Over 5       Non-rate
(in thousands)                       Days           days          days          Years         years       sensitive       Total
----------------------------------------------------------------------------------------------------------------------------------
Assets:
  Investment and mortgage-
    backed securities and
    interest-bearing deposits
    in other banks                $   53,528     $   13,719    $   24,382    $  112,603    $  127,345    $       --    $  331,577
  Federal funds sold                     610             --            --            --            --            --           610
  Commercial loans                   186,392          2,293         8,100        31,255         6,705            --       234,745
  Real estate loans                   84,546         77,005       133,434       408,966       231,548            --       935,499
  Consumer loans                      58,260          4,151         7,473        40,973         2,810            --       113,667
  Other assets                            --             --            --            --            --       105,302       105,302
----------------------------------------------------------------------------------------------------------------------------------
Total assets                      $  383,336     $   97,168    $  173,389    $  593,797    $  368,408    $  105,302    $1,721,400
==================================================================================================================================

Liabilities and stockholders'
equity:
  Noninterest-bearing deposits    $       --     $       --    $       --    $       --    $       --    $  128,742    $  128,742
  Time and savings deposits          314,673        380,404       107,840        46,920       239,682            --     1,089,519
  Short-term borrowings              139,700         31,000            --            --            --            --       170,700
  Long-term debt                      12,000         20,000        85,000        55,000         9,563            --       181,563
  Other liabilities                       --             --            --            --            --        27,714        27,714
  Stockholders' equity                    --             --            --            --            --       123,162       123,162
----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
stockholders' equity              $  466,373     $  431,404    $  192,840    $  101,920    $  249,245    $  279,618    $1,721,400
==================================================================================================================================

Interest rate sensitivity gap     $  (83,037)    $ (334,236)   $  (19,451)   $  491,877    $  119,163    $ (174,316)   $       --

Cumulative interest rate
  sensitivity gap                 $  (83,037)    $ (417,273)   $ (436,724)   $   55,153    $  174,316    $       --    $       --

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

The financial instruments used and their notional amounts outstanding at December 31 for the years indicated were as follows:

----------------------------------------------------------------------------------------------------------
(dollars in thousands)                              2000                1999                   1998
----------------------------------------------------------------------------------------------------------
Interest rate swaps:
   Pay-floating swaps-notional amount          $      15,000        $          --          $          --
   Average receive rate                                 7.29%                  --%                    --%
   Average pay rate                                     6.67%                  --%                    --%
----------------------------------------------------------------------------------------------------------

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to the agreed notional amount. The Company received the fixed rate and paid the floating rate for all of its swaps outstanding at December 31, 2000.

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

INTEREST RATE RISK

Interest rate options at December 31, 2000 and 1999 consisted of the following:

----------------------------------------------------------------------------------------------------------
                                                     2000                              1999
                                           NOTIONAL      ESTIMATED FAIR      Notional       Estimated Fair
(in thousands)                              AMOUNT            VALUE           Amount            Value
----------------------------------------------------------------------------------------------------------
Caps                                        $50,000          $    30          $    --          $    --
Floors                                           --               --           10,000               (1)
----------------------------------------------------------------------------------------------------------
       Total interest rate options          $50,000          $    30          $10,000          $    (1)
----------------------------------------------------------------------------------------------------------

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance sheet derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 2000.


                 Rate Change            Estimated NII Sensitivity
        ---------------------------- ------------------------------
                   +200bp                        (5.50)%
                   -200bp                         2.40 %

Loan growth from December 31, 1999 to 2000 of $123.5 million, or 10.7%, has been predominantly longer-term fixed rate or prime-based loans while funding has been mainly a combination of short-term time certificates of deposit and FHLB advances. These changes have made the balance sheet more liability sensitive and more negatively exposed to continued upward movement in interest rates. As a result, the Company has been and will continue efforts to extend terms of time certificates of deposits and use of putable FHLB advances to extend funding terms.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

CB BANCSHARES, INC. AND SUBSIDIARIES

December 31, 2000, 1999 and 1998




CONTENTS                                                                PAGE
INDEPENDENT AUDITORS' REPORTS                                             25

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                               26
CONSOLIDATED STATEMENTS OF INCOME                                         27
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
     EQUITY AND COMPREHENSIVE INCOME (LOSS)                               28
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     29

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                          30-46

INDEPENDENT AUDITORS' REPORT
CB Bancshares, Inc. and Subsidiaries


The Board of Directors and Stockholders
CB Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of CB Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company changed its method for assessing recoverability of goodwill in 1999.

/s/ KPMG LLP

KPMG LLP

Honolulu, Hawaii
January 18, 2001





INDEPENDENT AUDITORS' REPORT
CB Bancshares, Inc. and Subsidiaries


Board of Directors and Stockholders
CB Bancshares, Inc.


We have audited the accompanying consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows of CB Bancshares, Inc. (a Hawaii corporation) and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and their consolidated cash flows of CB Bancshares, Inc. and Subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Grant Thornton LLP

Honolulu, Hawaii
February 12, 1999

CONSOLIDATED BALANCE SHEETS

CB Bancshares, Inc. and Subsidiaries

--------------------------------------------------------------------------------------------------------------------------
                                                                                                   DECEMBER 31,
(in thousands, except number of shares and per share data)                                  2000                 1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks (note A)                                                        $    40,172           $    66,918
Interest-bearing deposits in other banks (note K)                                             1,058                    76
Federal funds sold                                                                              610                 5,700
Investment and mortgage-backed securities (notes D, J and K):
  Available-for-sale                                                                        298,089               316,498
  FHLB stock                                                                                 32,430                31,727
Loans held for sale                                                                          33,696                 7,805
Loans, net (notes E, F, J and K)                                                          1,250,215             1,126,984
Premises and equipment, net (note H)                                                         18,081                18,008
Other real estate owned and other repossessed property (note G)                               3,458                 6,385
Accrued interest receivable and other assets (notes N and S)                                 43,591                39,448
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $ 1,721,400           $ 1,619,549
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (note I):
  Noninterest-bearing                                                                   $   128,742           $   120,544
  Interest-bearing                                                                        1,089,519               985,601
--------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                       1,218,261             1,106,145
--------------------------------------------------------------------------------------------------------------------------

Short-term borrowings (note J)                                                              170,700               154,884
Accrued expenses and other liabilities (notes N and O)                                       20,714                18,689
Long-term debt (note K)                                                                     181,563               225,140
Minority interest in consolidated subsidiary (note L)                                         7,000                    --
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                    1,598,238             1,504,858
--------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes H, K, P, Q, R and S) Stockholders' equity
(notes S and T):
  Preferred stock $1 par value -
    Authorized and unissued 25,000,000 shares                                                    --                    --
  Common stock $1 par value -
    Authorized 50,000,000 shares; issued and outstanding
    3,188,534 shares in 2000 and 3,255,282 shares in 1999                                     3,189                 3,255
  Additional paid-in capital                                                                 54,594                56,219
  Retained earnings                                                                          72,284                62,159
  Accumulated other comprehensive income (loss), net of tax                                  (6,905)               (6,942)
--------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                             123,162               114,691
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 1,721,400           $ 1,619,549
==========================================================================================================================


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

CB Bancshares, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------
                                                                          YEARS ENDED DECEMBER 31,
(in thousands, except per share data)                            2000               1999                1998
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                  $ 108,695           $  90,524           $  93,491
  Interest and dividends on investment and
    mortgage-backed securities:
      Taxable interest income                                    19,597              16,023              13,708
      Nontaxable interest income                                  1,551               1,035                 435
      Dividends                                                   2,104               2,249               2,135
  Other interest income                                             525               1,402               2,291
----------------------------------------------------------------------------------------------------------------
        Total interest income                                   132,472             111,233             112,060
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits (note I)                                              47,104              37,572              39,940
  FHLB advances and other short-term borrowings                  11,370               3,282               3,536
  Long-term debt                                                 13,004              11,863              10,335
----------------------------------------------------------------------------------------------------------------
        Total interest expense                                   71,478              52,717              53,811
----------------------------------------------------------------------------------------------------------------
        Net interest income                                      60,994              58,516              58,249
Provision for credit losses (note F)                              7,539               4,975               7,436
----------------------------------------------------------------------------------------------------------------
        Net interest income after provision for
          credit losses                                          53,455              53,541              50,813
----------------------------------------------------------------------------------------------------------------

Noninterest income:
  Service charges on deposit accounts                             2,900               2,060               1,740
  Other service charges and fees                                  4,044               3,979               2,630
  Net realized gains (losses) on sales of securities
    (notes D and U)                                                (421)                (32)              4,104
  Net gains (losses) on sales of loans                              537               2,744                (447)
  Other                                                           2,964               1,577               1,762
----------------------------------------------------------------------------------------------------------------
        Total noninterest income                                 10,024              10,328               9,789
----------------------------------------------------------------------------------------------------------------

Noninterest expense:
  Salaries and employee benefits (note S)                        20,832              20,427              18,338
  Net occupancy expense (note H)                                  7,000               8,022               9,024
  Equipment expense (note H)                                      3,070               3,441               3,803
  Other (note M)                                                 15,777              26,446              15,603
----------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                46,679              58,336              46,768
----------------------------------------------------------------------------------------------------------------
        Income before income taxes                               16,800               5,533              13,834
Income tax expense (note N)                                       5,582               5,227               5,465
================================================================================================================
        NET INCOME                                            $  11,218           $     306           $   8,369
================================================================================================================
Per share data (note T):
  Basic                                                       $    3.49           $    0.09           $    2.36
  Diluted                                                     $    3.48           $    0.09           $    2.35
================================================================================================================


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

CB Bancshares, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         ACCUMULATED
                                                                            ADDITIONAL                      OTHER
                                                       COMMON STOCK          PAID-IN       RETAINED     COMPREHENSIVE
(IN THOUSANDS, EXCEPT PER SHARE DATA)               SHARES       AMOUNT      CAPITAL       EARNINGS     INCOME (LOSS)     TOTAL
----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:
BALANCE AT JANUARY 1, 2000                          3,255     $   3,255     $  56,219      $  62,159     $  (6,942)     $ 114,691
  COMPREHENSIVE INCOME
     NET INCOME                                        --            --            --         11,218            --         11,218
     OTHER COMPREHENSIVE INCOME,
       NET OF TAX
       UNREALIZED GAINS ON SECURITIES,
         NET OF RECLASSIFICATION
           ADJUSTMENT                                  --            --            --             --            37             37
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL COMPREHENSIVE INCOME                    --            --            --         11,218            37         11,255
----------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS:
  $0.34 PER SHARE                                      --            --            --         (1,093)           --         (1,093)
CANCELLED AND RETIRED SHARES                          (66)          (66)       (1,625)            --            --         (1,691)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                        3,189     $   3,189     $  54,594      $  72,284     $  (6,905)     $ 123,162
==================================================================================================================================

Year ended December 31, 1999:
Balance at January 1, 1999                          3,552     $   3,552     $  65,108      $  62,784     $     928      $ 132,372
  Comprehensive income:
     Net income                                        --            --            --            306            --            306
     Other comprehensive income (loss),
       net of tax
       Unrealized losses on securities,
         net of reclassification
           adjustment                                  --            --            --             --        (7,870)        (7,870)
----------------------------------------------------------------------------------------------------------------------------------
         Total comprehensive income (loss)             --            --            --            306        (7,870)        (7,564)
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends:
  $0.27 per share                                      --            --            --           (931)           --           (931)
Cancelled and retired shares                         (297)         (297)       (8,889)            --            --         (9,186)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        3,255     $   3,255     $  56,219      $  62,159     $  (6,942)     $ 114,691
==================================================================================================================================

Year ended December 31, 1998:
Balance at January 1, 1998                          3,551     $   3,551     $  65,080      $  55,233     $   1,201      $ 125,065
  Comprehensive income:
     Net income                                        --            --            --          8,369            --          8,369
     Other comprehensive income (loss),
       net of tax
       Unrealized losses on securities,
         net of reclassification
           adjustment                                  --            --            --             --          (273)          (273)
----------------------------------------------------------------------------------------------------------------------------------
         Total comprehensive income (loss)             --            --            --          8,369          (273)         8,096
----------------------------------------------------------------------------------------------------------------------------------
Options exercised                                       1             1            28             --            --             29
Cash dividends:
  $0.23 per share                                      --            --            --           (818)           --           (818)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        3,552     $   3,552     $  65,108      $  62,784     $     928      $ 132,372
==================================================================================================================================


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CB Bancshares, Inc. and Subsidiaries

------------------------------------------------------------------------------------------------------------
                                                                         YEARS ENDED DECEMBER 31,
(in thousands)                                                     2000            1999            1998
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                     $  11,218       $     306       $   8,369
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision for credit losses                                     7,539           4,975           7,436
     Loss on disposition of premises and equipment                      77              --             103
     (Gain) loss on sale of foreclosed assets                         (378)             --            (392)
     Net loss on sale of investment and
        mortgage-backed securities                                     421              32              --

     Depreciation and amortization                                   2,906           4,492           3,460
     Deferred income taxes                                           2,526           1,409          (1,429)
     Decrease (increase) in accrued interest receivable               (923)         (2,203)            561
     Increase (decrease) in accrued interest payable                    29             822          (3,330)
     Loans originated for sale                                     (60,965)       (144,342)       (288,460)
     Sale of loans held for sale                                    59,039         148,323         141,072
     Decrease (increase) in other assets                            (3,240)          1,743          (1,295)
     Increase in income taxes payable                                   74             908             105
     Increase (decrease) in other liabilities                         (654)          2,553             106
     Write-off of goodwill                                              --           7,873              --
     Restructuring and merger-related charges                           --           1,551              --
     Other                                                             381            (329)          1,555
------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating
         activities                                                 18,050          28,113        (132,139)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in interest-bearing deposits
    in other banks                                                    (982)         19,924          10,000
  Net decrease (increase) in federal funds sold                      5,090          42,052         (43,047)
  Proceeds from sales of held-to-maturity securities                    --              --          73,222
  Proceeds from maturities of held-to-maturity securities               --              --          20,703
  Proceeds from sales of available-for-sale securities               7,227          32,883          81,605
  Proceeds from maturities of available-for-sale securities         16,268          42,581          29,233
  Purchase of available-for-sale securities                         (5,649)       (205,303)        (44,064)
  Proceeds from sale of FHLB stock                                   1,400              --              --
  Purchase of FHLB stock                                            (2,103)         (2,246)         (2,133)
  Net loan originations over principal payments                   (161,415)       (150,222)         22,396
  Proceeds from sales of loans                                          --              --          10,257
  Proceeds from sales of premises and equipment                        471              --              23
  Capital expenditures                                              (3,330)         (1,233)         (4,493)
  Proceeds from sales of foreclosed assets                           9,652          10,282           5,058
  Purchase of bank owned life insurance                                 --         (10,000)             --
------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities          (133,371)       (221,282)        158,760
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in time deposits                                     97,602          31,073          44,128
  Net increase (decrease) in other deposits                         14,514          (9,538)         31,754
  Net increase (decrease) in short-term borrowings                  15,816         132,958        (115,286)
  Proceeds from long-term debt                                          --         150,000          58,000
  Principal payments on long-term debt                             (43,577)        (95,947)        (27,961)
  Net increase in minority interest in consolidated
     subsidiary                                                      7,000              --              --
  Cash dividends paid                                               (1,093)           (931)           (777)
  Stock repurchase                                                  (1,691)         (9,186)             --
  Stock options exercised                                               --              --              29
------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities          88,571         198,429         (10,113)
------------------------------------------------------------------------------------------------------------
       Increase in cash and due from banks                         (26,750)          5,260          16,508
Cash and due from banks at beginning of year                        66,918          61,658          45,150
============================================================================================================
Cash and due from banks at end of year                           $  40,168       $  66,918       $  61,658
============================================================================================================
Supplemental disclosures of cash flow information:
     Interest paid on deposits and other borrowings              $  71,449       $  51,895       $  57,141
     Income taxes paid                                               3,399           3,213           6,854


Supplemental schedule of non-cash operating and investing activity:

     The Company converted $6,680, $9,038 and $11,355 of loans into other real estate owned and repossessed personal property in 2000, 1999 and 1998, respectively.

     During 2000, the Company transferred $23,965 of loans classified as held-for-investment to held-for-sale.

     During 1999, the Company transferred $47,142 of loans classified as held-for-sale to held-for-investment.

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

The significant accounting policies of the Company are as follows:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION. The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries: City Bank and its wholly-owned subsidiaries (the "Bank"); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the "Association") up to June 30, 2000; Datatronix Financial Services, Inc. ("Datatronix") and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to prevailing practices within the banking industry. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Also, certain reclassifications have been made to the consolidated financial statements and accompanying notes for the previous two years to conform to the current year's presentation. Such reclassifications did not have a material effect on the consolidated financial statements.

RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS. The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company's financial instruments is concentrated in its loans receivable. The Company has established a system for monitoring the level of credit risk in its loan portfolio.

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

CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption, "Cash and due from banks". Included in cash are amounts restricted for the Federal Reserve requirement of $6,151,000 and $4,099,000 in 2000 and 1999, respectively.

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

Available-for-sale securities are securities not classified as either trading or held-to-maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, included as other comprehensive income in stockholders' equity. Gains and losses on sales are determined using the specific identification method.

For individual held-to-maturity and available-for-sale securities, declines in fair value below cost for other than temporary market conditions would result in write-downs of the carrying value to the current fair value and the realized losses included in earnings.

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

The Company generally places loans on nonaccrual status that are 90 days past due as to principal or interest unless well-collateralized and in the process of collection, or when management believes that collection of principal or interest has become doubtful, or when a loan is first classified as impaired. When loans are placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. Cash interest payments received on nonaccrual loans are applied as a reduction of principal balance when doubt exists as to the ultimate collection of the principal; otherwise, such payments are recorded as income.

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS. A transfer of financial assets is accounted for as a sale when control is surrendered over the assets transferred. Servicing rights and other retained interests in the assets sold are recorded by allocating the previous recorded investment between the asset sold and the interest retained based on their relative fair values, if practicable to determine, at the date of transfer.

For the years presented, servicing assets and the related amortization were not material.

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

INCOME TAXES. The Company files consolidated income tax returns. The Bank and Datatronix pay to the Parent Company the amount of income taxes they would have paid had they filed separate income tax returns.

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

NEW ACCOUNTING PRINCIPLES. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The effective date for SFAS No. 133, as amended, was fiscal years beginning after June 15, 2000, or January 1, 2001 for the Company. The Company implemented the standard as of January 1, 2001 and it did not have a material effect on the Company's financial statements.

Prior to adoption, as part of its risk management activities, the Company used interest rate swaps, caps and floors to modify the interest rate characteristics of certain assets and liabilities. Amounts payable or receivable under the instrument were recognized as interest income or expense under the accrual method as long as the instrument qualified for hedge accounting. The gains and losses on those derivative financial instruments that did not qualify as hedges were recognized as other income or expense. Unrealized gains or losses on the swaps were not recognized in the consolidated financial statements.

Since adoption, all derivative instruments used have been designated and qualify as either cash flow hedging instruments such as swaps, caps and floors or fair value hedging instruments such as options. The cash flow derivative instruments hedge the variability of the forecasted cash flow attributable to interest rate risk and are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts will be reclassified from other comprehensive income to the income statement in the period the hedge cash flow occurs. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement.

Due to the implementation of SFAS 133, the Company recorded an after-tax transition amount associated with establishing fair values of the derivative instruments and hedged items on the balance sheet as an increase of $335,000 to other comprehensive income.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was replaced by SFAS No. 140 (retaining the same title) in September 2000. While it retained most of the provisions of SFAS No. 125, it revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, certain disclosure requirements are effective for fiscal years ending after December 25, 2000. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

NOTE B - CHANGE IN ACCOUNTING FOR GOODWILL

In December 1999, the Company elected to change its method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. The Company determined that using a discounted cash flow methodology was a preferable policy. The rate used in determining discounted cash flows was a rate corresponding to the Company's cost of capital. The Company believes that fair value (i.e., discounted cash flows) is preferable because it is consistent with the basis used for investment decisions (acquisitions and capital projects) and takes into account the specific and detailed operating plans and strategies of the related business segment. This change represents a change in accounting principle which is indistinguishable from a change in estimate. Accordingly, the effect of the change was recorded in the fourth quarter of 1999. For the years ended December 31, 1999 and 1998, amortization of goodwill was $851,000.

As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-off of goodwill of $7.9 million ($2.38 per share) in 1999. This charge represented the amount required to write down the carrying value of the goodwill to the Company's estimate, as of December 24, 1999, of the estimated future discounted cash flows using the methodology described in Note A.

NOTE C - RESTRUCTURING AND MERGER-RELATED CHARGES

In the fourth quarter of 1999, the Company announced plans to merge its two principal subsidiaries, the Bank and the Association (the "Merger"). On July 1, 2000, the Association was merged with and into the Bank.

In connection with the Merger, the Company recorded $1.6 million ($0.9 million and $0.28 per share, after taxes) of restructuring and merger-related charges primarily comprised of write-offs of improvements associated with excess leased commercial property in 1999.

NOTE D - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair values of the Company's investment portfolio at December 31, 2000 and 1999 were as follows:

--------------------------------------------------------------------------------------------
                                                                     GROSS         GROSS
                                       AMORTIZED     UNREALIZED   UNREALIZED   ESTIMATED FAIR
(in thousands)                           COST          GAINS        LOSSES         VALUE
--------------------------------------------------------------------------------------------
2000:
AVAILABLE-FOR-SALE SECURITIES:
  U.S. TREASURY AND OTHER U.S.
     GOVERNMENT AGENCIES AND
     CORPORATIONS                      $ 16,008      $     88      $     28      $ 16,068
STATES AND POLITICAL SUBDIVISIONS        32,862           661           423        33,100
MORTGAGE-BACKED SECURITIES              260,556         1,167        12,802       248,921
--------------------------------------------------------------------------------------------
  TOTAL AVAILABLE-FOR-SALE             $309,426      $  1,916      $ 13,253      $298,089
============================================================================================

1999:
Available-for-sale securities:
  U.S. Treasury and other U.S.
     government agencies and
     corporations                      $ 15,993      $     --      $    198      $ 15,795
States and political subdivisions        32,322            10         1,979        30,353
Mortgage-backed securities              280,115         1,197        10,962       270,350
--------------------------------------------------------------------------------------------
  Total available-for-sale             $328,430      $  1,207      $ 13,139      $316,498
============================================================================================


Securities with an aggregate carrying value of $168,381,000 and $97,282,000, at December 31, 2000 and 1999, respectively, were pledged to collateralize public deposits and for other purposes required by law.

The following presents the amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2000 by contractual maturity. Expected maturity will differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The stated maturity of mortgage-backed securities are presented in total since the principal cash flows of these securities are not received at a single maturity date.

----------------------------------------------------------------------------------------------
                                                                      AMORTIZED     ESTIMATED
(in thousands)                                                          COST        FAIR VALUE
----------------------------------------------------------------------------------------------
DUE IN ONE YEAR OR LESS                                               $ 10,992      $ 10,965
DUE AFTER ONE YEAR THROUGH FIVE YEARS                                    5,016         5,103
DUE AFTER FIVE YEARS THROUGH TEN YEARS                                   2,245         2,289
DUE AFTER TEN YEARS                                                     30,617        30,811
----------------------------------------------------------------------------------------------

MORTGAGE-BACKED SECURITIES                                             260,556       248,921
----------------------------------------------------------------------------------------------
       TOTAL                                                          $309,426      $298,089
==============================================================================================


In 1998, held-to-maturity securities of $69,510,000 were sold due to a change in investment strategy, resulting in gross realized gains of $3,712,000. Due to the sales of the held-to-maturity securities during 1998, the Company transferred $12,859,000 of securities classified as held-to-maturity to available-for-sale. The related net unrealized gain from this reclassification was $232,000. Proceeds from sales of securities available-for-sale during 2000, 1999, and 1998 were $7,227,000, $32,883,000 and $81,605,000, respectively. These sales resulted in gross realized gains of $0, $267,000 and $502,000 and gross realized losses of $421,000, $299,000, and $110,000, respectively. Income tax benefit recognized on net securities losses were $164,000 and $13,000 in 2000 and 1999, respectively. Income tax expense recognized on net securities gains was $157,000 in 1998.

NOTE E - LOANS

The loan portfolio consisted of the following at December 31, 2000 and 1999:

---------------------------------------------------------------------------
(in thousands)                               2000                 1999
---------------------------------------------------------------------------
Commercial and financial                  $  246,877          $  224,660
Real estate:
     Construction                             26,237              15,096
     Commercial                              192,194             196,810
     Residential                             693,068             621,200
Installment and consumer                     114,562              91,647
---------------------------------------------------------------------------
        Gross Loans                        1,272,938           1,149,413
Less:
     Unearned discount                             4                   4
     Net deferred loan fees                    5,272               4,483
     Allowance for credit losses              17,447              17,942
---------------------------------------------------------------------------
        Loans, net                        $1,250,215          $1,126,984
===========================================================================


Substantially all of the Company's real estate loans are collateralized by properties located in the State of Hawaii.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans, including mortgage-backed securities serviced for others, were $427,254,000 and $461,305,000 at December 31, 2000 and 1999, respectively. Custodial escrow balances maintained with the foregoing loan servicing, and included in demand deposits, were $2,508,000 and $2,696,000 at December 31, 2000 and 1999,
respectively.

In the normal course of business, the Company makes loans to its executive officers and directors and to companies and individuals affiliated with its executive officers and directors. Such loans and loan commitments were made at the Company's normal credit terms, including interest rates and collateral requirements, and do not represent more than a normal risk of collection. The following is the activity of loans to such parties in 2000:

---------------------------------------------------------------------------
(in thousands)
---------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                                      $  7,116
     NEW LOANS                                                      13,137
     REPAYMENTS                                                    (10,251)
---------------------------------------------------------------------------
BALANCE AT END OF YEAR                                            $ 10,002
===========================================================================


NOTE F - ALLOWANCE FOR CREDIT LOSSES

The changes in the allowance for credit losses for the years indicated were as follows:

-------------------------------------------------------------------------------------
(in thousands)                          2000               1999               1998
-------------------------------------------------------------------------------------
Balance at beginning of year          $ 17,942           $ 17,771           $ 16,365
Provision charged to expense             7,539              4,975              7,436
Recoveries                                 972                619              1,094
Charge-offs                             (9,006)            (5,423)            (7,124)
-------------------------------------------------------------------------------------
Balance at end of year                $ 17,447           $ 17,942           $ 17,771
=====================================================================================

Information related to loans considered to be impaired for the years indicated were as follows:

-------------------------------------------------------------------------------------------
(in thousands)                                    2000             1999             1998
-------------------------------------------------------------------------------------------
Recorded investment in impaired loans            $25,180          $20,038          $15,187
Impaired loans with related allowance
   for credit losses calculated under
   SFAS No. 114                                   21,349            8,224            7,996
Total allowance for credit losses on
   impaired loans                                  3,636            2,262              989
Average recorded investment in impaired
   loans during the year                          23,369           19,147           10,741
Interest income on impaired loans using
   cash basis of income recognition                1,758            1,499            1,420
-------------------------------------------------------------------------------------------

NOTE G - OTHER REAL ESTATE OWNED

The carrying value of foreclosed real estate, net of the following allowance for losses, were $3,458,000, $6,385,000 and $8,583,000 at December 31, 2000, 1999
and 1998, respectively. Activity in the allowance for losses on other real estate owned was as follows:


-----------------------------------------------------------------------------------------------
(in thousands)                                                 2000          1999          1998
-----------------------------------------------------------------------------------------------
Balance at beginning of year                                $   940       $ 1,102       $   188
     Provision charged to expense                               243           927         1,407
     Charge-offs, net of recoveries                            (966)       (1,089)         (493)
-----------------------------------------------------------------------------------------------
Balance at end of year                                      $   217       $   940       $ 1,102
===============================================================================================


NOTE H - PREMISES AND EQUIPMENT

The Company's premises and equipment at December 31, 2000 and 1999 were as follows:

--------------------------------------------------------------------------
(in thousands)                                           2000         1999
--------------------------------------------------------------------------
Premises                                              $21,749      $21,299
Equipment                                              24,259       23,105
--------------------------------------------------------------------------
       Total cost                                      46,008       44,404
Less accumulated depreciation and amortization         27,927       26,396
--------------------------------------------------------------------------
       Net carrying value                             $18,081      $18,008
==========================================================================

Depreciation and amortization charged to operations for the years ended December 31, 2000, 1999 and 1998 were as follows:


-----------------------------------------------------------------------------------------------
(in thousands)                                                     2000        1999        1998
-----------------------------------------------------------------------------------------------
Net occupancy expense                                            $  898      $  816      $  746
Equipment expense                                                 1,894       2,057       2,017
-----------------------------------------------------------------------------------------------
       Total depreciation and amortization                       $2,792      $2,873      $2,763
===============================================================================================


The Company leases certain properties and equipment under leases that expire on various dates through 2017. Certain leases provide for renegotiations at fixed intervals and require payment of real estate taxes, maintenance, insurance and certain other operating expenses. Rent charged against operations, including equipment rental, were as follows:

-----------------------------------------------------
(in thousands)           2000        1999        1998
-----------------------------------------------------
Rental expense         $6,093      $6,223      $6,071
Sublease income         1,261         799         643
-----------------------------------------------------
       Total rent      $4,832      $5,424      $5,428
=====================================================


The following are future minimum rental commitments for long-term noncancelable operating leases as of December 31, 2000. Future rentals subject to renegotiations are computed at the latest annual rents.

--------------------------------------------------
                                  OPERATING LEASES
(in thousands)
--------------------------------------------------
2001                              $   3,548
2002                                  3,174
2003                                  3,081
2004                                  3,335
2005                                  3,322
THEREAFTER                           12,885
--------------------------------------------------
       TOTAL                      $  29,345
==================================================

NOTE I - DEPOSITS

Deposits consisted of the following at December 31, 2000 and 1999:

-------------------------------------------------------------------------------
(in thousands)                                             2000            1999
-------------------------------------------------------------------------------
Noninterest-bearing deposits                         $  128,742      $  120,544
Interest-bearing deposits:
     Demand deposits                                    184,127         190,363
     Savings                                            178,366         165,814
Time deposits of $100 or more                           293,959         231,598
Time deposits less than $100                            433,067         397,826
-------------------------------------------------------------------------------
       Total interest-bearing deposits                1,089,519         985,601
-------------------------------------------------------------------------------
      Total deposits                                 $1,218,261      $1,106,145
===============================================================================


Interest expense on deposits for the years ended December 31, 2000, 1999 and 1998 were as follows:


--------------------------------------------------------------------------------------------------
(in thousands)                                                     2000         1999         1998
--------------------------------------------------------------------------------------------------
Demand deposits                                                  $ 5,693      $ 5,058      $ 6,146
Savings                                                            4,370        3,869        3,247
Time deposits of $100 or more                                     14,329       11,392       11,184
Time deposits less than $100                                      22,712       17,253       19,363
--------------------------------------------------------------------------------------------------
       Total interest expense                                    $47,104      $37,572      $39,940
==================================================================================================


At December 31, 2000, the scheduled maturities of time deposits were as follows:

------------------------------------------------------
(in thousands)
------------------------------------------------------
2001                                         $ 673,949
2002                                            38,849
2003                                             5,237
2004                                             4,476
2005                                             4,515
------------------------------------------------------
       TOTAL                                 $ 727,026
======================================================


NOTE J - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2000 and 1999 consisted of the following:

-------------------------------------------------------------------------------
(in thousands)                                             2000          1999
-------------------------------------------------------------------------------
Advances from the FHLB                                   $170,300      $154,375
Federal treasury tax and loan note                            400           509
-------------------------------------------------------------------------------
       Total short-term borrowings                       $170,700      $154,884
===============================================================================


Average interest rates and average and maximum balances for short-term borrowing categories were as follows for categories of borrowings where the average outstanding balance for the year was 30% or more of stockholders' equity at December 31 for the years indicated:


-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                2000           1999              1998
-------------------------------------------------------------------------------------------------------------
Advances from the FHLB:
Average interest rate at year-end                                       6.62%          5.70%             5.37%
Maximum outstanding at any month-end                             $   219,000       $154,375       $   134,447
Average outstanding                                                  167,765         44,829            60,978
Average interest rate for the year                                      6.46%          5.22%             5.52%

Federal funds purchased:
Average interest rate at year-end                                         -%             -%              4.84%
Maximum outstanding at any month-end                                      --         51,880            12,700
Average outstanding                                                    1,165         16,893             2,871
Average interest rate for the year                                      6.51%          5.45%             5.47%
-------------------------------------------------------------------------------------------------------------

NOTE K - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consisted of the following:

-----------------------------------------------------------------------------
(in thousands)                                           2000          1999
-----------------------------------------------------------------------------
Advances from the FHLB                                 $180,242      $223,409
Collateralized mortgage obligation                        1,321         1,731
-----------------------------------------------------------------------------
       Total long-term debt                            $181,563      $225,140
=============================================================================

The advances from the FHLB bear interest at rates ranging from 5.30% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of $70,998,000 and $29,800,000, loans of $735,665,000 and $620,282,000, interest-bearing deposits in other banks ($nil in 2000 and 1999), and all stock in the FHLB in 2000 and 1999, respectively. FHLB advances are under credit line agreements of $578,085,000 and $471,881,000 in 2000 and 1999, respectively.
Aggregate maturities of long-term advances from the FHLB as of December 31, 2000 were as follows:

-------------------------------------------------
(in thousands)
-------------------------------------------------
2001                                  $  117,000
2002                                      35,000
2003                                      10,000
2004                                      10,000
2005                                           -
THEREAFTER                                 8,242
-------------------------------------------------
       TOTAL                          $  180,242
=================================================

NOTE L - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

During 2000, Citibank Properties, Inc. ("CB Properties"), a wholly-owned subsidiary of the Bank, elected to be taxed as a real estate investment trust ("REIT"). On July 18, 2000, CB Properties issued 120 shares of Series A Preferred Stock, 10,000 shares of Series B Preferred Stock, and 55,000 shares of Series C Preferred Stock at $1,000 per share in exchange for approximately $150 million in participation interests in mortgage loans and mortgage-related securities less the assumption of $85 million in advances made from the FHLB to the Bank. On August 21, 2000, the Bank sold 7,000 shares of Series B Preferred Stock to third party investors. This transaction was recorded as minority interest for financial statement purposes and classified as Tier 1 capital for regulatory purposes pursuant to guidelines set forth by the FDIC. CB Properties' business objective is to acquire, hold, finance and manage qualifying REIT assets.

NOTE M - OTHER NONINTEREST EXPENSE
Other noninterest expense for the years ended December 31, 2000, 1999 and 1998 were as follows:

------------------------------------------------------------------------------------------------
(in thousands)                                                  2000         1999(1)         1998
------------------------------------------------------------------------------------------------
Legal and professional fees                                    $ 4,043      $ 3,224      $ 3,085
Advertising and promotion                                        2,436        2,181        1,631
Stationery and supplies                                          1,002        1,347        1,157
Provision for other real estate owned losses                       243          927        1,407
Deposit insurance premiums                                         512          652          595
Other                                                            7,541        8,691        7,728
------------------------------------------------------------------------------------------------
       Total other noninterest expense                         $15,777      $17,022      $15,603
================================================================================================

(1) 1999 figures are exclusive of restructuring and merger-related charges and write-off of goodwill.

NOTE N - INCOME TAXES

The components of income tax expense for the years ended December 31, 2000, 1999 and 1998 were as follows:

------------------------------------------------------------------------------------------------
(in thousands)                                                  2000         1999         1998
------------------------------------------------------------------------------------------------
Current:
   Federal                                                     $ 2,506      $ 3,345      $ 5,658
   State                                                           550          473        1,236
------------------------------------------------------------------------------------------------
       Total current                                             3,056        3,818        6,894
------------------------------------------------------------------------------------------------

Deferred:
   Federal                                                       2,071        1,234       (1,135)
   State                                                           455          175         (294)
------------------------------------------------------------------------------------------------
       Total deferred                                            2,526        1,409       (1,429)
------------------------------------------------------------------------------------------------
       Total income tax expense                                $ 5,582      $ 5,227      $ 5,465
================================================================================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 were as follows:

-----------------------------------------------------------------------------------------
(in thousands)                                                        2000           1999
-----------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for credit losses                                     $  6,970       $  4,880
  Hawaii state franchise taxes                                          --             59
  Gain on sale of building                                           1,781          1,637
  Deferred compensation                                                985          1,149
  Net unrealized losses on available-for-sale securities             4,529          4,262
  Capital loss carryforward                                          2,679             --
  Other                                                              1,319          1,948
-----------------------------------------------------------------------------------------
      Gross deferred tax assets                                     18,263         13,935
      Less: valuation allowance                                     (2,397)            --
-----------------------------------------------------------------------------------------
                  Total deferred tax assets                         15,866         13,935
-----------------------------------------------------------------------------------------

Deferred tax liabilities:
  FHLB stock dividends                                               8,143          7,649
  Deferred loan fees                                                 3,292          1,639
  Hawaii state franchise taxes                                         227             --
  Other                                                              2,923            816
-----------------------------------------------------------------------------------------
       Total deferred tax liabilities                               14,585         10,104
-----------------------------------------------------------------------------------------
       Net deferred tax assets                                    $  1,281       $  3,831
=========================================================================================

The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $2,397,000 and nil, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences net of the existing valuation allowance at December 31, 2000.

Reconciliation of the federal statutory rate to the Company's effective income tax rate for the years ended December 31, 2000, 1999 and 1998 was as follows:

------------------------------------------------------------------------------------------------------
                                                                    2000          1999          1998
------------------------------------------------------------------------------------------------------
Federal statutory rate                                               35.0%         35.0%         35.0%
Tax exempt interest                                                  (0.3)         (2.3)         (3.0)
Hawaii state franchise taxes, net of federal tax
    benefit                                                           4.9          11.3           4.6
Amortization and write-off of goodwill                               --            55.2           2.2
Tax exempt earnings on bank owned life insurance                     (2.6)         (4.1)         (1.2)
Capital loss utilized                                                (3.0)         --            --
Other                                                                (0.8)         (0.6)          1.9
------------------------------------------------------------------------------------------------------
       Effective income tax rate                                     33.2%         94.5%         39.5%
======================================================================================================

During 1997, legislation was passed requiring the Association to recapture as taxable income $565,000 of its bad debt reserves, which represents additions to the reserve after June 30, 1988. The Association has provided deferred taxes for the amount and will recapture its bad debt reserves over six years. Recapture may be deferred up to two years if certain residential lending requirements are met during tax years beginning before January 1, 1998.

NOTE O - DEFERRED GAIN

Previously, CB Properties entered into a limited partnership agreement as a limited partner. The partnership acquired the ground leases of certain real property, constructed a commercial building on the property and sold the leasehold estate and commercial building to an unrelated third party (the "Purchaser"). Prior to the sale, the Bank entered into a 20-year office lease agreement with the partnership for the ground floor, mezzanine and first four floors of the building. The Bank's lease was assigned to the Purchaser and has not been affected by the sale of the building.

The Company recognized a deferred gain in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in annual gains of $447,000. As of December 31, 2000, the unamortized deferred gain was $3,650,000.

\
NOTE P - RISK MANAGEMENT ACTIVITIES

Refer to Note A - "New Accounting Principles," for the Company's current accounting treatment of derivative financial investments.

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional amount. At December 31, 2000, there were three interest rate swaps outstanding with a notional principal amount totaling $15,000,000. The Company paid the floating rate and received the fixed rate. The estimated fair values of the outstanding interest rate swaps were $263,728 at December 31, 2000. There were no interest rate swaps outstanding at December 31, 1999 and 1998.

Interest rate options at December 31, 2000 and 1999 consisted of the following:

----------------------------------------------------------------------------------------------------------------------
                                                               2000                                  1999
                                                                    ESTIMATED FAIR                         Estimated Fair
(in thousands)                                    NOTIONAL AMOUNT        VALUE          Notional Amount        Value
----------------------------------------------------------------------------------------------------------------------
Caps                                                  $50,000            $    30            $    --             $  --
Floors                                                     --                 --             10,000                 (1)
----------------------------------------------------------------------------------------------------------------------
       Total interest rate options                    $50,000            $    30            $10,000            $    (1)
======================================================================================================================


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

--------------------------------------------------------------------------------
(dollars in thousands)                           2000             1999      1998
--------------------------------------------------------------------------------
Pay floating swaps - notional amounts      $   15,000              $--       $--
    Average receive rate                         7.29%              --        --
    Average pay rate                             6.67%              --        --
================================================================================

Interest rate options written and purchased are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or "writer" of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. At December 31, 2000, there were outstanding written option contracts with a notional principal amount of $10,000,000 and an estimated fair value of $42,188. As a purchaser of options, the Company pays a premium and may then exercise the option if the price movement of the underlying financial instrument is favorable to the Company. At December 31, 1999, there were outstanding purchased interest rate options with a notional principal amount of $3,000,000 and estimated fair value of $16,000.

NOTE Q - CREDIT-RELATED INSTRUMENTS

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

----------------------------------------------------------------------------
(in thousands)                                          2000          1999
----------------------------------------------------------------------------
Loan commitments                                      $187,638      $176,836
Guarantees and letters of credit                         5,015         6,461
----------------------------------------------------------------------------
       Totals                                         $192,653      $183,297
============================================================================


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

NOTE R - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings arising from normal business activities. While the results of these proceedings can not be predicted with certainty, management believes, based on advice of counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company's consolidated financial position or results of operations.

NOTE S - EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN. The Company has an Employee Stock Ownership Plan (the "ESOP") for all employees of the Company who satisfy length of service requirements. Trust assets under the plan are invested primarily in shares of stock of the Company. Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors; provided, however, contributions may not be made in amounts which cannot be allocated to any participant's account by reason of statutory limitations. No participant shall be required or permitted to make contributions to the plan or trust. Contributions to the plan were $350,000 for 2000, $240,000 in 1999 and $350,000 in 1998. At December 31, 2000, there were 202,149 shares allocated to the Plan. There were no committed-to-be-released or suspense shares held by the ESOP.

PROFIT SHARING RETIREMENT SAVINGS PLAN. The Company has an Employee Profit Sharing Retirement Savings Plan for all employees who satisfy length of service requirements. Eligible employees may contribute up to 15% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% of the amount contributed will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participant's compensation. In addition, the Company will contribute an amount equal to 2% of the compensation of eligible participants, and additional amounts determined by the Board of Directors at their discretion. Effective January 1, 2000, the Company contributed an amount equal to 3% of the compensation of eligible participants. Contributions to the plan for 2000, 1999 and 1998 were $361,000, $462,000 and $173,000, respectively.

DEFERRED COMPENSATION. The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2000, 1999 and 1998 amounted to $197,000, $216,000 and
$234,000, respectively. The Company is the beneficiary of life insurance policies, with an aggregate cash surrender value of $11,906,000 at December 31, 2000, that were purchased as a method of partially financing benefits under this plan.

STOCK COMPENSATION PLANS. On September 16, 1994, the Board of Directors adopted a Stock Compensation Plan (the "SCP") which the stockholders approved on January 26, 1995. On April 30, 1998, the stockholders approved the increase of shares of common stock reserved under the SCP to 400,000 shares. Such shares may be granted to employees, including officers and other key employees, of the Company. The purpose of the SCP is to enhance the ability of the Company to attract, retain and reward key employees and to encourage a sense of proprietorship and to stimulate the interests of those employees in the financial success of the Company. The SCP is administered by the Compensation Committee (the "Committee") of the Board of Directors. The SCP provides for the award of incentive stock options, performance stock options, non-qualified stock options, stock grants and stock appreciation rights ("SARs").

During 1995 and 1994, the SCP option grants were performance and index options with a term of ten years. During 1997, the Company amended the terms of these options. The amendment provides that the performance options granted shall become exercisable in full on the later of the first anniversary of the grant date or the effective date of the amendment. The amendment also fixes the exercise price of the index options granted in 1995 and 1994 at $31.29 and $37.22, respectively.

On July 17, 2000, January 26, 2000, January 19, 1999, January 2, 1998 and December 15, 1997, the Company granted additional SCP stock options of 500, 74,000, 49,000, 12,500, and 72,500 shares, respectively. The exercise prices of these options are $25.00, $28.50, $30.50, $42.50, and $43.00 per share, respectively. The options become exercisable on the first anniversary of the grant date and terminate ten years after the grant date.

The Company adopted the Directors Stock Option Plan ("DSOP") which the stockholders approved on April 29, 1999. Under the DSOP, each director of the Company, the Bank or the Association who is not an employee, receives an annual grant of options to acquire restricted stock at a price equal to the fair market value of the Company's common stock at the date of the grant. A director who is not an employee of the Company, the Bank or the Association receives an annual option for 1,000 shares (not to exceed an annual option for 1,000 restricted shares to any one director). Under the DSOP, the stock option grants are exercisable from the date of the grant for a ten-year period. On April 27, 2000 and April 29, 1999, the Company granted stock options of 16,000 and 17,000 respectively. The exercise prices of these options are $24.50 and $27.25 per share, respectively.

The original exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined using the fair value based method, the Company's net income and net income per share would have been the pro forma amounts below:

----------------------------------------------------------------------------------------------------------------------
                                                                        2000                1999              1998
----------------------------------------------------------------------------------------------------------------------
Net income:
     As reported                                                  $   11,218,000      $      306,000    $    8,369,000
     Pro forma                                                        10,179,000            (106,000)        7,498,000
     Pro forma earnings per share:
        Basic                                                     $         3.16      $        (0.03)   $         2.11
        Diluted                                                   $         3.16      $        (0.03)   $         2.10
======================================================================================================================


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. For grants in 2000, 1999 and 1998, the following weighted-average assumptions were used; expected dividend of 1.40%, 0.61% and 0.51%, expected volatility of 39.71%, 32.15% and 32.91%, risk-free interest rate of 5.00%, 6.36% and 5.62%, and expected life of 6.0 years, 6.0 years and 6.0 years. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $12.65, $13.37 and $17.26, respectively.

Transactions involving stock options are summarized as follows:

-------------------------------------------------------------------------------------------------
                                                           Stock Options         Weighted-Average
Description                                                 Outstanding           Exercise Price
-------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                   134,700               $   38.59
    Granted                                                     12,500               $   42.50
    Forfeited                                                   (8,250)              $   33.92
    Exercised                                                   (1,000)              $   29.00
-------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                   137,950               $   38.85
    Granted                                                     66,000               $   29.66
    Forfeited                                                   (9,500)              $   38.03
-------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                   194,450               $   35.80
    GRANTED                                                     90,500               $   27.78
    FORFEITED                                                  (26,500)              $   25.91
-------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                   258,450               $   33.02
=================================================================================================


As of December 31, 2000 and 1999, stock options outstanding had exercise prices between $24.50 and $43.00 and $27.25 and $43.00, respectively. At December 31, 2000, the weighted-average remaining contractual life was 7.6 years and 186,950 stock options were exercisable with a weighted-average exercise price of $34.74. As of December 31, 1999, the weighted-average remaining contractual life was 7.2 years and 145,950 stock options were exercisable with a weighted-average exercise price of $37.56.

Under the SCP, the Committee may grant a specified number of shares to an employee subject to terms and conditions prescribed by the Committee. The Committee also has the authority to grant any participant SARs and the right to receive a payment, in cash or common stock, equal to the excess of the fair market value of a specified number of shares of common stock on the date such right is exercised over the fair market value on the date of grant of such right. An SAR may not be exercised prior to the first anniversary of the date of grant or more than ten years after the date of grant. No shares of stock or SARs were granted during 2000, 1999 and 1998.

Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may, in its discretion, provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any, or all, outstanding options.

NOTE T - STOCKHOLDERS' EQUITY

REGULATORY MATTERS. The Company is subject to various capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). The following table presents the actual and required regulatory capital amounts and ratios of the Company as of December 31, 2000 and 1999. No amounts were deducted from the Association's capital for interest rate risk in 1999. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2000.

----------------------------------------------------------------------------------------------------------------------------
                                                                        FOR CAPITAL ADEQUACY
(in thousands of dollars)                          ACTUAL                         PURPOSES          TO BE WELL  CAPITALIZED
                                                   AMOUNT       RATIO        AMOUNT       RATIO       AMOUNT       RATIO
----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
TIER 1 CAPITAL (TO RISK WEIGHTED
ASSETS):
     CONSOLIDATED                                 $137,067      12.04%      $ 45,555       4.00%     $    N/A       N/A%
     BANK                                          134,498      11.37         47,304       4.00        70,956       6.00
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
     CONSOLIDATED                                  151,379      13.29         91,109       8.00           N/A        N/A
     BANK                                          149,313      12.63         94,608       8.00       118,261      10.00
TIER 1 CAPITAL (TO AVERAGE ASSETS):
     CONSOLIDATED                                  137,067       8.01         68,443       4.00           N/A        N/A
     BANK                                          134,498       7.82         68,794       4.00        85,992       5.00

December 31, 1999: Tier 1 capital
(to risk weighted assets):
     Consolidated                                 $121,344      11.95%      $ 40,601       4.00%     $    n/a       n/a%
     Bank                                           71,051      10.12         28,095       4.00        42,143       6.00
     Association                                    49,198      13.06         15,070       4.00        22,606       6.00
Total capital (to risk weighted assets):
     Consolidated                                  134,124      13.21         81,202       8.00           n/a        n/a
     Bank                                           79,875      11.37         56,190       8.00        70,238      10.00
     Association                                    51,804      13.75         30,141       8.00        37,676      10.00
Tier 1 capital (to average assets):
     Consolidated                                  121,344       7.69         63,114       4.00           n/a        n/a
     Bank                                           71,051       8.17         34,806       4.00        43,508       5.00
     Association                                    49,198       6.92         28,433       4.00        35,541       5.00
Tangible capital (to adjusted total assets):
     Association                                    49,198       6.60         11,179       1.50           n/a        n/a
========================================================================================================================

The most recent notification from the federal regulatory agencies categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 and Total risk-based capital ratios and Tier 1 leverage ratios as set forth in the table above. To be categorized as adequately capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 2000, there are no conditions or events since that notification that management believes have changed the Company's capital category.

EARNINGS PER SHARE. The table below presents the information used to compute basic and diluted earnings per common share for the years ended December 31, 2000, 1999 and 1998:

----------------------------------------------------------------------------------------------------------------
                                                                       2000             1999             1998
----------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                                    $11,218,000      $   306,000      $ 8,369,000
================================================================================================================
Denominator:
     Weighted average shares outstanding                             3,218,324        3,463,971        3,551,891
     Effect of dilutive securities-stock options                           661            1,390            7,014
----------------------------------------------------------------------------------------------------------------
        Adjusted weighted average shares
          outstanding, assuming dilution                             3,218,985        3,465,361        3,558,905
================================================================================================================
Earnings per share - basic                                         $      3.49      $      0.09      $      2.36
Earnings per share - assuming dilution                             $      3.48      $      0.09      $      2.35
================================================================================================================

The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. At December 31, 2000, there were outstanding options to purchase 226,450 shares at a range of $28.50 to $43.00. At December 31, 1999, there were outstanding options to purchase 164,600 shares at a range of $30.50 to $43.00. At December 31, 1998, there were outstanding options to purchase 96,625 shares at a range of $37.22 to $43.00.

NOTE U - OTHER COMPREHENSIVE INCOME (LOSS)

The schedule below presents the reclassification amount to adjust for gains and losses on securities included in net income, including the amount of income taxes allocated, and also included in other comprehensive income as unrealized gains (losses) in the year in which they arose:

------------------------------------------------------------------------------------------------------------------------
                                                               BEFORE TAX AMOUNT     TAX (EXPENSE)     NET OF TAX AMOUNT
(in thousands)                                                                         BENEFIT
------------------------------------------------------------------------------------------------------------------------
2000:
UNREALIZED GAINS ON SECURITIES:
     UNREALIZED HOLDING LOSSES ARISING DURING THE YEAR                $   (360)          $    140           $   (220)
     LESS:  RECLASSIFICATION ADJUSTMENT FOR LOSSES REALIZED
              IN NET INCOME                                               (421)               164               (257)
------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)                                     $     61           $    (24)          $     37
========================================================================================================================

1999:
Unrealized losses on securities:
     Unrealized holding losses arising during the year                $(13,302)          $  5,413           $ (7,889)
     Less:  reclassification adjustment for losses
        realized in net income                                             (32)                13                (19)
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                     $(13,270)          $  5,400           $ (7,870)
========================================================================================================================

1998:
Unrealized losses on securities:
     Unrealized holding losses arising during the year                $   (209)          $    171           $    (38)
     Less:  reclassification adjustment for gains realized
        in net income                                                       392               (157)               235
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                     $   (601)          $    328           $   (273)
========================================================================================================================

NOTE V - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    DERIVATIVE FINANCIAL INSTRUMENTS: Fair values for swaps, caps, floors, forwards, and options are based upon current settlement values (financial forwards), if available. If there are no relevant comparables, fair values are based on pricing models or formulas using current assumptions interest rate swaps and options.

The following table provides a summary of the carrying and fair values of the Company's financial instruments at December 31, 2000 and 1999:

-------------------------------------------------------------------------------------------------------------------------
                                                                   2000                                1999
                                                     CARRYING OR      ESTIMATED FAIR      Carrying or      Estimated Fair
(in thousands)                                     NOTIONAL VALUE         VALUE          Notional Value         Value
-------------------------------------------------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks                            $    40,172        $    40,172        $    66,918        $    66,918
  Interest-bearing deposits in other Banks                 1,058              1,058                 76                 76
  Federal funds sold                                         610                610              5,700              5,700
  Investment securities                                  298,089            298,089            316,498            316,498
  FHLB stock                                              32,430             32,430             31,727             31,727
  Loans                                                1,283,911          1,284,470          1,134,789          1,135,192
Financial liabilities:
  Deposits                                             1,218,261          1,225,442          1,106,145          1,107,183
  Short-term borrowings                                  170,700            171,193            154,884            154,250
  Long-term debt                                         181,563            180,952            225,140            224,212
Off-balance sheet financial
  Instruments:
  Derivative financial instruments:
      In a net payable position                               --                 --                 --                 --
      Interest rate cap                                   50,000                 30                 --                 --
      Interest rate floor                                     --                 --             10,000                 (1)
      Interest rate swaps                                 15,000                263                 --                 --
      Interest rate options                               10,000                 42              3,000                 16
  Loan commitments                                       187,638                 48            176,836                168
  Guarantees and letters of credit                         5,015                 57              6,461                 60
-------------------------------------------------------------------------------------------------------------------------

NOTE W - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY) Condensed financial statements of CB Bancshares, Inc. (Parent company only) follows:


                            CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------
(in thousands, except number of shares and per share data)              DECEMBER 31,
                                                                    2000            1999
------------------------------------------------------------------------------------------
ASSETS
Cash on deposit with the Bank and Association                    $     322       $     617
Investment in subsidiaries:
  Bank                                                             120,593          68,487
  Association                                                           --          44,817
  Other                                                                452             274
Premises and equipment                                                 158             176
Other assets                                                         1,745             520
------------------------------------------------------------------------------------------
      TOTAL ASSETS                                               $ 123,270       $ 114,891
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                $     108       $     200
------------------------------------------------------------------------------------------
      Total liabilities                                                108             200
------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock $1 par value-
      Authorized and unissued 25,000,000 shares                         --              --
  Common stock $1 par value-
      Authorized 50,000,000 shares; issued and outstanding,
        3,188,534 and 3,255,282 shares, respectively                 3,189           3,255
  Additional paid-in capital                                        54,594          56,219
  Retained earnings                                                 72,284          62,159
  Accumulated other comprehensive income (loss),
    net of tax                                                      (6,905)         (6,942)
------------------------------------------------------------------------------------------
      Total stockholders' equity                                   123,162         114,691
------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 123,270       $ 114,891
==========================================================================================

                         CONDENSED STATEMENTS OF INCOME

--------------------------------------------------------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
(in thousands)                                                2000           1999           1998
--------------------------------------------------------------------------------------------------
Income:
  Dividends from subsidiaries:
      Bank                                                  $  4,000       $  2,600       $    500
      Association                                              1,400          9,439            250
      Citibank Properties                                          8             --             --
  Other interest income                                           10              9             25
  Other income                                                     9             --             --
--------------------------------------------------------------------------------------------------
      Total income                                             5,427         12,048            775
      Total expenses                                           2,353          2,314          1,406
--------------------------------------------------------------------------------------------------
      Operating profit (loss)                                  3,074          9,734           (631)
--------------------------------------------------------------------------------------------------
Equity in undistributed income (loss) of Subsidiaries:
  Bank                                                         6,688          3,824          5,830
  Association                                                    561        (14,208)         2,744
  Other                                                           50             --             --
--------------------------------------------------------------------------------------------------
                                                               7,299        (10,384)         8,574
--------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                           10,373           (650)         7,943
Income tax benefit                                               845            956            426
--------------------------------------------------------------------------------------------------
  NET INCOME                                                $ 11,218       $    306       $  8,369
==================================================================================================

                        CONDENSED STATEMENTS OF CASH FLOW

--------------------------------------------------------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
(in thousands)                                                2000           1999           1998
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                $ 11,218       $    306       $  8,369
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Deficiency (excess) of equity in earnings
        of subsidiaries over dividends received               (7,430)        10,384         (8,574)
      Decrease (increase) in other assets                     (1,207)           171             --
      Decrease in other liabilities                              (92)          (785)          (247)
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            2,489         10,076           (452)
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of equipment                                 --             --            391
--------------------------------------------------------------------------------------------------
Net cash provided by investing activities                         --             --            391
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Cash dividends                                              (1,093)          (931)          (777)
  Stock options exercised                                         --             --             29
  Stock repurchase                                            (1,691)        (9,186)            --
--------------------------------------------------------------------------------------------------
Net cash used in financing activities                         (2,784)       (10,117)          (748)
--------------------------------------------------------------------------------------------------
  Decrease in cash                                              (295)           (41)          (809)
Cash at beginning of year                                        617            658          1,467
--------------------------------------------------------------------------------------------------
Cash at end of year                                         $    322       $    617       $    658
==================================================================================================


NOTE X - SEGMENT INFORMATION

The Company's business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements as described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.


----------------------------------------------------------------------------------------------------------------------

(in thousands of dollars)                             RETAIL      WHOLESALE     TREASURY      ALL OTHER       TOTAL
----------------------------------------------------------------------------------------------------------------------
2000:
NET INTEREST INCOME                                $    28,359   $    28,889   $       702   $     3,044   $    60,994
INTERSEGMENT NET INTEREST INCOME (EXPENSE)               1,638        (7,371)        5,733            --            --
PROVISION FOR CREDIT LOSSES                              1,736         5,803            --            --         7,539
OTHER OPERATING INCOME (EXPENSE)                        (9,227)       (7,980)       (2,021)      (17,427)      (36,655)
ADMINISTRATIVE AND OVERHEAD EXPENSE ALLOCATION          (8,131)       (5,651)       (1,308)       15,090            --
INCOME TAX EXPENSE (BENEFIT)                             4,354           832         1,241          (845)        5,582
NET INCOME (LOSS)                                        6,549         1,252         1,865         1,552        11,218
TOTAL ASSETS                                           833,604       357,193       334,804       195,799     1,721,400
======================================================================================================================


Prior to the Merger of the Bank and the Association on July 1, 2000, the Company's segments were organized around significant subsidiaries as opposed to products and services as a combined entity. As a result, comparative segment data for 1999 is not readily available or practicable to provide.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

Independent Auditors' Reports

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Income - For years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) - For years ended December 31, 2000, 1999 and 1998

Consolidated Statement of Cash Flows - For years ended December 31, 2000, 1999 and 1998

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

10.7 Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant's Registration Statement on Form S-8,
              Registration No. 333-81279, filed on June 22, 1999. *

10.8 Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant's
              Form 10-K filed on March 15, 2000. *

10.9          Stock Purchase Agreement dated August 21, 2000, by and between
              City Bank and Island Insurance Co., Ltd.

10.10         Stock Purchase Agreement dated August 21, 2000, by and between
              City Bank and the Trustees of the Hawaii Electricians Health and
              Welfare Fund.

10.11         Stock Purchase Agreement dated August 21, 2000, by and between
              City Bank and the Trustees of the Hawaii Electricians Pension
              Fund.

16 Letter re: change in certifying accountant, incorporated by reference to Exhibit 16 to Registrant's Form 10-K filed on March
              15, 2000.

18 Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant's Form 10-K filed on March
              15, 2000.

21            Subsidiaries of the Registrant.

23            Consent of experts and counsel.

* Management contract or compensatory plan or arrangement.

All other schedules are omitted because they are not applicable, not material, or because the information is included in the financial statement or the notes thereto.

(c) REPORTS ON FORM 8-K

The Company has filed no reports on form 8-K for the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the Requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 15,  2001                    CB BANCSHARES, INC.



                                          /s/ Ronald K. Migita
                                          --------------------------------------
                                          Ronald K. Migita, President and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 15, 2001



/s/ Donald J. Andres                      /s/ Tomio Fuchu
------------------------------------      --------------------------------------
Donald J. Andres, Director                Tomio Fuchu, Vice Chairman


/s/ Colbert M. Matsumoto                  /s/ Larry K. Matsuo
------------------------------------      --------------------------------------
Colbert M. Matsumoto, Director            Larry K. Matsuo, Director


/s/ Ronald K. Migita                      /s/ Caryn S. Morita
------------------------------------      --------------------------------------
Ronald K. Migita, President, Chief        Caryn S. Morita, Director
Executive Officer and Director


/s/ Hiroshi Sakai                         /s/ Calvin K. Y. Say
------------------------------------      --------------------------------------
Hiroshi Sakai, Director                   Calvin K. Y. Say, Director


/s/ Yoshiki Takada                        /s/ Lionel Y. Tokioka
------------------------------------      --------------------------------------
Yoshiki Takada, Director                  Lionel Y. Tokioka, Chairman of the
                                          Board


/s/ Dwight L. Yoshimura                   /s/ James H. Kamo
------------------------------------      --------------------------------------
Dwight L. Yoshimura, Director             James H. Kamo, Secretary


/s/ Dean K. Hirata
------------------------------------
Dean K. Hirata, Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

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

10.7 Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant's Registration Statement on Form S-8,
              Registration No. 333-81279, filed on June 22, 1999. *

10.8 Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant's
              Form 10-K filed on March 15, 2000. *

10.9          Stock Purchase Agreement dated August 21, 2000, by and between
              City Bank and Island Insurance Co., Ltd.

10.10         Stock Purchase Agreement dated August 21, 2000, by and between
              City Bank and the Trustees of the Hawaii Electricians Health and
              Welfare Fund.

10.11         Stock Purchase Agreement dated August 21, 2000, by and between
              City Bank and the Trustees of the Hawaii Electricians Pension
              Fund.

16 Letter re: change in certifying accountant, incorporated by reference to Exhibit 16 to Registrant's Form 10-K filed on March
              15, 2000.

18 Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant's Form 10-K filed on March
              15, 2000.

21            Subsidiaries of the Registrant.

23            Consent of experts and counsel.

* Management contract or compensatory plan or arrangement.