Form 10-Q
period 2001-03-31
CB BANCSHARES INC/HI
filed 2001-05-10
CIK 316312

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                          Yes [X]          No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2001 was:


                      Class                                  Outstanding
          -----------------------------                    ----------------
          Common Stock, $1.00 Par Value                    3,187,712 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES


----------------------------------------------------------------------------------------------------------
                                                      MARCH 31,          December 31,           March 31,
(in thousands)                                          2001                  2000                2000
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $    35,696          $    40,172          $    43,111
Interest-bearing deposits in other banks                   1,010                1,058                   81
Federal funds sold                                        21,560                  610               14,900

Investment and mortgage-backed securities:
     Available-for-sale                                  280,963              298,089              313,462
     FHLB Stock                                           32,949               32,430               32,254
Loans held for sale                                       49,716               33,696                4,808
Net loans                                              1,239,265            1,250,215            1,172,609
Premises and equipment                                    18,576               18,081               17,679
Other real estate owned                                    2,758                3,458                5,803
Accrued interest receivable and other assets              45,822               43,591               43,460
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 1,728,315          $ 1,721,400          $ 1,648,167
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                             $   128,502          $   128,742          $   118,188
     Interest-bearing                                  1,126,921            1,089,519            1,022,271
----------------------------------------------------------------------------------------------------------
Total deposits                                         1,255,423            1,218,261            1,140,459
----------------------------------------------------------------------------------------------------------
Short-term borrowings                                     75,700              170,700              148,500
Accrued expenses and other liabilities                    18,065               20,714               17,383
Long-term debt                                           244,438              181,563              225,073
Minority interest in consolidated subsidiary               7,000                7,000                   --
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                      1,600,626            1,598,238            1,531,415
----------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                          --                   --                   --
     Common stock                                          3,190                3,189                3,238
     Additional paid-in capital                           54,621               54,594               55,785
     Retained earnings                                    74,767               72,284               64,365
     Accumulated other comprehensive
          loss, net of tax                                (4,889)              (6,905)              (6,636)
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               127,689              123,162              116,752
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,728,315          $ 1,721,400          $ 1,648,167
==========================================================================================================


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
(in thousands, except per share data)                                    2001             2000
------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                                          $ 28,139         $ 24,917
   Interest and dividends on investment and
      mortgage-backed securities:
         Taxable interest income                                          5,036            5,229
         Nontaxable interest income                                         388              384
         Dividends                                                          520              527
   Other interest income                                                    178              148
------------------------------------------------------------------------------------------------
        Total interest income                                            34,261           31,205
------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Deposits                                                              13,086           10,328
   FHLB advances and other short-term borrowings                          2,242            2,179
   Long-term debt                                                         3,131            3,441
------------------------------------------------------------------------------------------------
        Total interest expense                                           18,459           15,948
------------------------------------------------------------------------------------------------
        Net interest income                                              15,802           15,257
Provision for credit losses                                               2,750            1,906
------------------------------------------------------------------------------------------------
        Net interest income after provision for  credit losses           13,052           13,351
------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
   Service charges on deposit accounts                                      834              646
   Other service charges and fees                                         1,139              918
   Net realized gains (losses) on sales of securities                       387             (437)
   Net gains on sales of loans                                              162              140
   Other                                                                    591              447
------------------------------------------------------------------------------------------------
        Total noninterest income                                          3,113            1,714
------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                         5,866            4,934
   Net occupancy expense                                                  1,592            1,845
   Equipment expense                                                        816              501
   Other                                                                  3,843            3,888
------------------------------------------------------------------------------------------------
        Total noninterest expense                                        12,117           11,168
------------------------------------------------------------------------------------------------

        Income before income taxes                                        4,048            3,897
Income tax expense                                                        1,247            1,463
------------------------------------------------------------------------------------------------
        NET INCOME                                                     $  2,801         $  2,434
================================================================================================

PER SHARE DATA:
   BASIC                                                               $   0.88         $   0.75
   DILUTED                                                             $   0.83         $   0.75
================================================================================================


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES


----------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------
(in thousands)                                                              2001                    2000
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                              $  2,801                $  2,434
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provision for credit losses                                              2,750                   1,906
    Net (gain) loss on sale of investment and
      mortgage-backed securities                                              (387)                    437
    Depreciation and amortization                                              950                     712
    Deferred income taxes                                                      (18)                     49
    Decrease (increase) in accrued interest receivable                          86                    (717)
    Decrease in accrued interest payable                                    (1,933)                   (136)
    Loans originated for sale                                              (42,298)                (12,287)
    Sale of loans held for sale                                             25,502                  15,284
    Increase in other assets                                                (2,297)                 (3,154)
    (Increase) decrease in income taxes payable                                (86)                  1,182
    Decrease in other liabilities                                           (2,123)                 (3,131)
    Other                                                                      (16)                 (2,160)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        (17,069)                    419
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in deposits in other banks                            48                      (5)
  Net increase in federal funds sold                                       (20,950)                 (9,200)
  Purchase of available-for-sale securities                                    (50)                 (4,612)
  Proceeds from sales of available-for-sale securities                      15,108                   4,373
  Proceeds from maturities of available-for-sale securities                  5,941                   3,667
  Increase in FHLB Stock                                                      (519)                   (527)
  Net decrease (increase) in loans                                           8,324                 (49,365)
  Proceeds from sales of premises and equipment                                 --                     195
  Capital expenditures                                                      (1,179)                   (578)
  Proceeds from sales of foreclosed assets                                   1,538                   2,286
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          8,261                 (53,766)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                  36,747                  36,670
  Net decrease in short-term borrowings                                    (95,000)                 (6,384)
  Proceeds from long-term debt                                              75,000                  10,000
  Principal payments on long-term debt                                     (12,125)                (10,067)
  Cash dividends paid                                                         (318)                   (228)
  Option exercised                                                              28                      --
  Stock repurchases                                                             --                    (451)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    4,332                  29,540
----------------------------------------------------------------------------------------------------------
Decrease in cash and due from banks                                         (4,476)                (23,807)
Cash and due from banks at beginning of period                              40,172                  66,918
----------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                  $ 35,696                $ 43,111
==========================================================================================================
Supplemental schedule of non-cash investing activities:
  Interest paid on deposits and other borrowings                          $ 20,391                $ 16,085
  Income taxes paid                                                          1,450                     300
==========================================================================================================


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES



-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accu-
                                                                                                    mulated
                                                                                                     Other
                                                                                                    Compre-
                                                                Additional                          hensive
                                                  Common          Paid-In         Retained          Income
(in thousands, except per share data)             Stock           Capital         Earnings          (Loss)            Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                    $   3,189        $  54,594        $  72,284        $  (6,905)       $ 123,162
COMPREHENSIVE INCOME (LOSS):
    NET INCOME                                         --               --            2,801               --            2,801
    UNREALIZED VALUATION ADJUSTMENT                    --               --               --            2,016            2,016
-----------------------------------------------------------------------------------------------------------------------------
       TOTAL COMPREHENSIVE INCOME                      --               --            2,801            2,016            4,817
-----------------------------------------------------------------------------------------------------------------------------
OPTIONS EXERCISED                                       1               27               --               --               28
CASH DIVIDENDS ($0.10 PER SHARE)                       --               --             (318)              --             (318)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2001                       $   3,190        $  54,621        $  74,767        $  (4,889)       $ 127,689
=============================================================================================================================
Balance at December 31, 1999                    $   3,255        $  56,219        $  62,159        $  (6,942)       $ 114,691
Comprehensive income (loss):
    Net income                                         --               --            2,434               --            2,434
    Unrealized valuation adjustment                    --               --               --              306              306
-----------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income (loss)               --               --            2,434              306            2,740
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends ($0.07 per share)                       --               --             (228)              --             (228)
Repurchased, cancelled and retired shares             (17)            (434)              --               --             (451)
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                       $   3,238        $  55,785        $  64,365        $  (6,636)       $ 116,752
=============================================================================================================================


See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries (the "Company"):
City Bank and its wholly-owned subsidiaries (the "Bank"); Datatronix Financial Services, Inc.; and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The Bank owns 50% of Pacific Access Mortgage, LLC, a mortgage brokerage company. The investment is accounted for using the equity method. Effective July 1, 2000, International Savings & Loan Association (the "Association") was merged with and into the Bank (the "Merger"). The consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

Results of operations for interim periods are not necessarily indicative of results for the full year.

NEW ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The effective date for SFAS No. 133, as amended, was fiscal years beginning after June 15, 2000, or January 1, 2001 for the Company. The Company implemented the standard as of January 1, 2001.

The Company uses interest rate swaps, caps and floors to modify the interest rate characteristics of certain assets and liabilities. Interest rate swaps are primarily used to convert certain fixed rate deposits to floating interest rates. Since adoption of SFAS 133, these interest rate swaps have been designated and qualify as fair value hedging instruments.

On January 1, 2001, the Company recorded the cumulative effect of adopting SFAS 133 in its identified fair value hedges. A transition amount of $263,000 associated with establishing fair values of the derivative instruments and hedged items on the balance sheet was recorded. No adjustments were required to net earnings in connection with adopting SFAS 133.

During the first quarter of 2001, no amounts were reclassified to earnings in connection with the ineffective portion of fair value hedges, no amounts were excluded from the measure of effectiveness, and there were no transactions that no longer qualified as a fair value hedge. During the first quarter of 2001, the Company has not had any cash flow hedges.

Derivatives not designated as hedges primarily consist of options and instruments containing option features that behave based on limits ("caps", "floors", or "collars"). These instruments are used to hedge risks associated with interest rate movements. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2000 have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NOTE B - LOANS

THE LOAN PORTFOLIO CONSISTED OF THE FOLLOWING AT THE DATES INDICATED:


------------------------------------------------------------------------------------
                                         MARCH 31,       December 31,      March 31,
(in thousands)                             2001             2000              2000
------------------------------------------------------------------------------------
Commercial                              $  239,464       $  246,877       $  228,531
Real estate:
      Construction                          32,796           26,237           16,253
      Commercial                           192,761          192,194          201,479
      Residential                          679,849          693,068          654,513
Installment and consumer                   116,592          114,562           95,405
------------------------------------------------------------------------------------
           Gross loans                   1,261,462        1,272,938        1,196,181

Less:
      Unearned discount                          4                4                4
      Net deferred loan fees                 5,724            5,272            4,938
      Allowance for credit losses           16,469           17,447           18,630
------------------------------------------------------------------------------------
           Loans, net                   $1,239,265       $1,250,215       $1,172,609
====================================================================================

NOTE C - SEGMENT INFORMATION

The Company's business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.



-------------------------------------------------------------------------------------------------------------------------------
(in thousands)                             Retail           Wholesale          Treasury           All Other            Total
-------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001
NET INTEREST INCOME                     $     7,370        $     7,683        $       747        $         2        $    15,802
INTERSEGMENT NET INTEREST
  INCOME (EXPENSE)                              588             (1,836)             1,248                 --                 --
PROVISION FOR CREDIT LOSSES                     752              1,998                 --                 --              2,750
OTHER OPERATING INCOME (EXPENSE)             (2,635)            (2,196)               130             (4,303)            (9,004)
ADMINISTRATIVE AND OVERHEAD
  EXPENSE ALLOCATION                         (1,984)            (1,455)              (330)             3,769                 --
INCOME TAX EXPENSE (BENEFIT)                    822                 63                570               (208)             1,247
NET INCOME (LOSS)                             1,765                135              1,225               (324)             2,801
TOTAL ASSETS                                842,776            365,232            333,593            186,714          1,728,315
===============================================================================================================================


Prior to the Merger, the Company's segments were organized around significant subsidiaries as opposed to products and services as a combined entity. As a result, comparative segment data for 2000 is not readily available or practicable to provide.

NOTE D - EARNINGS PER SHARE CALCULATION


                                                                   THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                         2001                                           2000
-------------------------------------------------------------------------------------------------------------------------------
                                                        SHARES                                         Shares
                                       INCOME          (DENOM-        PER SHARE        Income         (Denom-         Per Share
                                     (NUMERATOR)       INATOR)          AMOUNT      (Numerator)        inator)          Amount
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except number of
shares and per share data)
Basic:
     Net income                       $   2,801       3,189,067       $    0.88       $   2,434       3,251,738       $    0.75
Effect of dilutive securities -
  Stock incentive plan options               --         169,978              --              --              --              --

Diluted:
     Net income and
        assumed conversions           $   2,801       3,359,045       $    0.83       $   2,434       3,251,738       $    0.75
===============================================================================================================================

At March 31, 2000 there were no securities that could potentially dilute basic earnings per share.

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

NET INCOME

Consolidated net income for the quarter ended March 31, 2001, totaled $2.8 million, an increase of $367,000, or 15.1%, over the same quarter last year. Diluted earnings per share for the first quarter of 2001 was $0.83 as compared to $0.75 for the same period in 2000, an increase of $0.08, or 10.7%. The increase in consolidated net income for the first three months of 2001, over the corresponding period in 2000, was primarily due to a 81.6% increase in noninterest income and a 3.6% increase in net interest income; partially offset by a 44.3% increase in the provision for credit losses and an 8.5% increase in noninterest expense.

The Company's annualized return on average total assets for the three months ended March 31, 2001 was 0.66% as compared to 0.61% for the same period last year. The Company's annualized return on average stockholders' equity was 9.05% for the three months ended March 31, 2001, as compared to 8.46% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $16.0 million for the three months ended March 31, 2001, an increase of $545,000, or 3.5% over the same period in 2000. The increase was primarily due to an increase in outstanding loans of $109.4 million, or 9.1%; partially offset by an interest recovery of $480,000 on a certain nonperforming commercial loan in the first quarter of 2000 and a decrease in the net interest margin. For the quarter ended March 31, 2001, the Company's net interest margin was 3.96%, a decrease of 12 basis points (1% equals 100 basis points) from the same period in 2000. The decrease in the net interest margin for the first three months of 2001 as compared to the same period in 2000 was primarily due to a 48 basis point increase in the cost of funds, partially offset by a 23 basis point increase in the yield on average earning assets.

A comparison of net interest income for the three months ended March 31, 2001 and 2000 is set forth below on a taxable equivalent basis:



                                          -----------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED MARCH 31,
                                                           2001                                            2000
                                          -----------------------------------------       -----------------------------------------
                                                         INTEREST                                        Interest
                                          AVERAGE         INCOME/             YIELD/      Average         Income/            Yield/
(dollars in thousands)                    BALANCE         EXPENSE              RATE       Balance         Expense             Rate
                                          -------        --------            -------      -------        --------            ------

ASSETS
Earning assets:
    Interest-bearing deposits in
       other banks                      $     1,077     $        18             6.78%   $       146     $         2           5.51%
    Federal funds sold and
       securities purchased under
       agreement to resell                   11,830             160             5.49         10,114             146           5.81
    Taxable investment and
       mortgage-backed securities           295,064           5,556             7.64        313,975           5,756           7.37
    Nontaxable investment
      securities                             30,904             597             7.83         30,491             591           7.79
    Loans(1)                              1,302,216          28,142             8.76      1,170,129          24,922           8.57
                                        ---------------------------                     ---------------------------
        Total earning assets              1,641,091          34,473             8.52      1,524,855          31,417           8.29
                                        ---------------------------                     ---------------------------

Nonearning assets:
    Cash and due from banks                  30,795                                          39,523
    Premises and equipment                   18,176                                          17,879
    Other assets                             47,716                                          46,418
    Less allowance for credit losses        (17,730)                                        (18,236)
                                        -----------                                     -----------
        Total assets                    $ 1,720,048                                     $ 1,610,439
                                        ===========                                     ===========

Interest-bearing liabilities:
    Savings deposits                    $   378,917     $     2,585             2.77%   $   359,479     $     2,310           2.58%
    Time deposits                           735,947          10,501             5.79        640,257           8,018           5.04
    Short-term borrowings                   133,914           2,242             6.79        143,679           2,179           6.10
    Long-term debt                          202,945           3,131             6.26        227,031           3,441           6.10
                                        ---------------------------                     ---------------------------
        Total interest-bearing
          deposits and liabilities        1,451,723          18,459             5.16      1,370,446          15,948           4.68
                                        ---------------------------                     ---------------------------
Noninterest-bearing liabilities:
    Demand deposits                         118,368                                         106,746
    Other liabilities                        24,405                                          17,525
                                        -----------                                     -----------
        Total liabilities                 1,594,496                                       1,494,717
Stockholders' equity                        125,552                                         115,722
                                        -----------                                     -----------
        Total liabilities and
          stockholders' equity          $ 1,720,048                                     $ 1,610,439
                                        ===========                                     ===========
        Net interest income and
          margin on total earning
            assets                                           16,014             3.96%                        15,469           4.08%
                                                                         ===========                                     ===========
Taxable equivalent adjustment                                  (212)                                           (212)
                                                        -----------                                     -----------
        Net interest income                             $    15,802                                     $    15,257
                                                        ===========                                     ===========


(1) Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 2001, December 31, 2000 and March 31, 2000 follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                       MARCH 31,      December 31,     March 31,
(dollars in thousands)                                                                   2001            2000             2000
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
    Nonperforming loans:
      Commercial                                                                        $ 9,199         $ 6,268         $ 1,522
      Real estate:
        Commercial                                                                        2,269           3,030           2,209
        Residential                                                                       5,916           5,827           9,220
--------------------------------------------------------------------------------------------------------------------------------
           Total real estate loans                                                        8,185           8,857          11,429
      Consumer                                                                               --              --             130
--------------------------------------------------------------------------------------------------------------------------------
           Total nonperforming loans                                                     17,384          15,125          13,081
--------------------------------------------------------------------------------------------------------------------------------
  Other real estate owned                                                                 2,758           3,458           5,803
--------------------------------------------------------------------------------------------------------------------------------
           Total nonperforming assets                                                   $20,142         $18,583         $18,884
================================================================================================================================

Past due loans:
      Commercial                                                                        $ 1,951         $   975         $   341
      Real estate                                                                         2,636             473           3,636
      Consumer                                                                              851           1,256           1,092
--------------------------------------------------------------------------------------------------------------------------------
           Total past due loans (1)                                                     $ 5,438         $ 2,704         $ 5,069
================================================================================================================================

Restructured:
      Commercial                                                                        $ 1,978         $ 4,153         $ 4,761
      Real estate:
        Commercial                                                                           --              --           1,218
        Residential                                                                      10,352          11,730          11,410
--------------------------------------------------------------------------------------------------------------------------------
           Total restructured loans (2)                                                 $12,330         $15,883         $17,389
================================================================================================================================

Nonperforming assets to total loans and other real estate owned (end of period):
      Excluding 90 days past due accruing loans                                            1.54%           1.42%           1.57%
      Including 90 days past due accruing loans                                            1.96%           1.63%           1.99%

Nonperforming assets to total assets (end of period):
      Excluding 90 days past due accruing loans                                            1.17%           1.08%           1.15%
      Including 90 days past due accruing loans                                            1.48%           1.24%           1.45%


(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2) Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at March 31, 2001 totaled $17.4 million, an increase of $4.3 million, or 32.9%, over March 31, 2000. The increase in nonperforming loans was primarily due to an increase in the commercial category, partially offset by a decrease in the residential real estate loan category.

Nonperforming commercial loans were $9.2 million at March 31,2001, an increase of $7.7 million over March 31, 2000. The increase was due to: 1) a $3.7 million loan placed on non-accrual status in the third quarter of 2000; 2) loans totaling $2.6 million to a real estate developer that were placed on nonaccrual in the first quarter of 2001; and 3) a $1.9 million loan to a builder supplier that was placed on nonaccrual in the first quarter of 2001.

Other real estate owned was $2.8 million at March 31, 2001, a decrease of $3.0 million, or 52.5%, from March 31, 2000. The decrease in other real estate owned was consistent with the decrease in nonperforming residential real estate loans and the increase in real estate sales activity in Hawaii.

Restructured loans were $12.3 million at March 31, 2001, a decrease of $5.1 million, or 29.1%, from March 31, 2000. The decrease was primarily due to the restructuring of a certain commercial real estate loan to a market interest rate in the second quarter of 2000 and the reclassification of certain commercial loans and residential real estate loans to nonperforming loans and past due loans.

At March 31, 2001, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms. The Company's future levels of nonperforming loans will be reflective of Hawaii's economy and the financial condition of its customers.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses is based upon management's judgment as to the adequacy of the allowance for credit losses (the "Allowance") to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management's judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans, net charge-off experience, changes in the composition of the loan portfolio by type and geographic location of loans and in overall loan risk profile and quality, general economic factors and the fair value of collateral.

The following table sets forth the activity in the allowance for credit losses for the periods indicated:


--------------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS ENDED MARCH 31,
    (dollars in thousands)                                                    2001                     2000
--------------------------------------------------------------------------------------------------------------
Loans outstanding (end of period)                                          $ 1,305,450             $ 1,196,047
==============================================================================================================
Average loans outstanding                                                  $ 1,302,216             $ 1,170,129
==============================================================================================================
Balance at beginning of period                                             $    17,447             $    17,942
--------------------------------------------------------------------------------------------------------------
Loans charged off:
   Commercial                                                                    3,035                     397
   Real estate
       Commercial                                                                   --
       Residential                                                                 467                     746
   Consumer                                                                        474                     292
--------------------------------------------------------------------------------------------------------------
      Total loans charged off                                                    3,976                   1,435
--------------------------------------------------------------------------------------------------------------
Recoveries on loans charged off:
   Commercial                                                                       10                       3
   Real estate:
      Commercial                                                                    --                      12
      Residential                                                                  143                     125
   Consumer                                                                         95                      77
--------------------------------------------------------------------------------------------------------------
      Total recoveries on loans
          previously charged off                                                   248                     217
--------------------------------------------------------------------------------------------------------------
      Net charge-offs                                                           (3,728)                 (1,218)
--------------------------------------------------------------------------------------------------------------
Provision charged to expense                                                     2,750                   1,906
--------------------------------------------------------------------------------------------------------------
Balance at end of period                                                   $    16,469             $    18,630
==============================================================================================================
Net loans charged off to average loans                                            1.16%(1)                0.42%(1)
Net loans charged off to allowance
   for credit losses                                                             91.80%(1)               26.30%(1)
Allowance for credit losses to total
   loans (end of period)                                                          1.26%                   1.56%
Allowance for credit losses to nonperforming loans (end of period):
      Excluding 90 days past due accruing loans                                  0.95X                   1.42x
      Including 90 days past due accruing loans                                  0.72X                   1.03x


        (1)     Annualized.

The provision for credit losses was $2.8 million for the first quarter of 2001, an increase of $844,000, or 44.3%, over the same quarter last year. The increase in the provision for credit losses was primarily related to the increase in the loan portfolio of 9.1% and the $2.5 million increase in the net charge-offs from the three months ended March 31, 2000 to the three months ended March 31, 2001.

The Allowance at March 31, 2001 was $16.5 million and represented 1.26% of total loans. The corresponding ratios at December 31, 2000 and March 31, 2000 were 1.34% and 1.56%, respectively.

Net charge-offs were $3.7 million for the first three months of 2001, an increase of $2.5 million, or 206.1%, over the same period in 2000. The increase was primarily due to higher charge-offs in the commercial and consumer loan categories. The increase in the commercial loan category was primarily due to the charge-off of three commercial loans totaling $3.0 million during the first quarter of 2001. Such amounts were previously provided for in the Allowance.

The Allowance decreased to 0.95 times nonperforming loans (excluding 90 days past due accruing loans) at March 31, 2001 from 1.42 times at March 31, 2000 as a result of the increase in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 2001. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $3.1 million for the first quarter of 2001, an increase of $1.4 million, or 81.6%, over the first quarter of 2000.

Service charges on deposit accounts increased $188,000, or 29.1%, for the first quarter of 2001 over the same period in 2000. These increases resulted from an increase in deposit accounts.

Other service charges and fees increased $221,000, or 24.1%, for the first three months of 2001 over the same period in 2000. These increases were primarily due to higher ATM fee income recorded during the three months ended March 31, 2001.

Net realized gains on sales of securities was $387,000 for the three months ended March 31, 2001 compared to net realized losses of $437,000 in the same period in 2000.

Net gains on sales of loans increased $22,000, or 15.7%, for the first quarter of 2001 from the same period in 2000.

Other noninterest income increased $144,000, or 32.2%, for the first three months of 2001 over the same period in 2000. The increase was primarily due to the revaluation of foreign currency, which resulted in a gain of $63,000.

NONINTEREST EXPENSE

Noninterest expense totaled $12.1 million for the first quarter of 2001, an increase of $950,000, or 8.5%, from the same period in 2000. The efficiency ratio (exclusive of intangibles) improved from 64.9% for the three months ended March 31, 2000 to 63.3% for the three months ended March 31, 2001.

Salaries and employee benefits increased $932,000, or 18.9%, for the first quarter ended March 31, 2001 from the same period in 2000. The increases were primarily due to higher incentive-based compensation related to the growth in loans and deposits.

Net occupancy expense decreased $253,000, or 13.7%, for the first three months ended March 31, 2001 from the same period in 2000. The decrease was primarily due to decreases in lease rents for various branch locations.

Equipment expense increased $315,000, or 62.9%, for the first quarter 2001 from the same period in 2000. The lower equipment expense in the prior year was primarily due to a $300,000 refund of certain software lease payments received in the first quarter of 2000.

Other noninterest expense decreased $45,000, or 1.2%, for the first three months of 2001 from the same period in 2000.

INCOME TAXES

The Company's effective income tax rates (exclusive of the tax equivalent adjustment) for the first three months of 2001 was 30.8% as compared to 37.5% for the same period in 2000. The decline in the effective tax rate was primarily due to the utilization of capital losses.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities.

The Company's operating activities used $17.1 million in the first quarter of 2001, which compares to $0.4 million provided by operating activities in the same period in last year. The primary use of cash flows from operations in 2001 was the origination of $42.3 million of loans held for sale, which was partially offset by the sale of $25.3 million of loans held for sale. During the first quarter of 2000, the Company originated $12.3 million of loans held for sale and sold $15.3 million of loans held for sale.

Investing activities provided cash flow of $8.3 million in the first quarter of 2001, compared to using $53.4 million during the same period last year. The primary use of cash for investing activities in the first quarter of 2000 was the net increase in loans of $49.4 million.

Financing activities provided cash flow of $4.3 million in the first quarter of 2001, compared to $29.5 million during the same period last year. During the first quarter of 2001, the Company repaid $95.0 million of short-term advances, funded by the $75.0 million in proceeds from long-term debt and the $36.7 million net increase in deposits.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Prior to the Merger, the Association was subject to the minimum capital standards established by the Office of Thrift Supervision for all savings associations. Quantitative measures established by regulation to ensure capital adequacy required the Company, the Bank, and the Association (prior to the Merger) to maintain minimum amounts and ratios (set forth in the following table at March 31, 2001 and 2000) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The March 31, 2000 ratios for the Bank do not include the operations of the Association.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           TO BE WELL-
                                                                                                           CAPITALIZED
                                                                                                           UNDER PROMPT
                                                                           FOR CAPITAL                   CORRECTIVE ACTION
                                             ACTUAL                     ADEQUACY PURPOSES                   PROVISIONS
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)              AMOUNT           RATIO           AMOUNT           RATIO          AMOUNT             RATIO
-----------------------------------------------------------------------------------------------------------------------------
AS OF MARCH 31, 2001

TIER 1 CAPITAL TO
     RISK-WEIGHTED ASSETS:
        CONSOLIDATED              $139,578           11.52%        $ 48,447            4.00%           N/A
        BANK                       136,363           11.28           48,376            4.00         $ 72,564            6.00%

TOTAL CAPITAL TO
     RISK-WEIGHTED ASSETS:
        CONSOLIDATED              $154,767           12.78%        $ 96,894            8.00%           N/A
        BANK                       151,530           12.53           96,752            8.00         $120,940           10.00%

TIER 1 CAPITAL TO
     AVERAGE ASSETS:
        CONSOLIDATED              $139,578            8.11%        $ 68,802            4.00%           N/A
        BANK                       136,363            7.61           71,671            4.00         $ 89,589            5.00%

As of March 31, 2000

Tier 1 Capital to
     Risk-Weighted Assets:
        Consolidated              $123,114           11.63%        $ 42,331            4.00%           N/A
        Bank                        72,289           10.15           28,492            4.00         $ 40,738            6.00%
        Association                 49,533           12.60           15,719            4.00           23,579            6.00

Total Capital to
     Risk-Weighted Assets:
        Consolidated              $136,435           12.89%        $ 84,662            8.00%           N/A
        Bank                        81,244           11.41           56,983            8.00         $ 71,229           10.00%
        Association                 52,173           13.28           31,438            8.00           39,298           10.00

Tier 1 Capital to
     Average Assets:
        Consolidated              $123,114            7.65%        $ 64,407            4.00%           N/A
        Bank                        72,289            8.17           35,393            4.00         $ 44,242            5.00%
        Association                 49,533            6.70           29,590            4.00           36,988            5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 2000 Form 10-K. No significant changes have occurred during the three months ended March 31, 2001.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        None

        (b)     Reports on Form 8-K

        No reports on Form 8-K were filed in the first quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CB BANCSHARES, INC.
                                             (REGISTRANT)

Date    May 10, 2001                         By  /s/ Dean K. Hirata
      -------------------                    ----------------------------------
                                             Dean K. Hirata
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)