Form 10-Q
period 2001-06-30
CB BANCSHARES INC/HI
filed 2001-08-13
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-12396

CB BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Hawaii (State of Incorporation)	99-0197163 (IRS Employer Identification No.)

201 Merchant Street Honolulu, Hawaii 96813
(Address of principal executive offices)

(808) 535-2500
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2001 was:

Class	Outstanding

Common Stock, $1.00 Par Value	3,508,841 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	June 30,	December 31,	June 30,
(in thousands of dollars)	2001	2000	2000

Assets

Cash and due from banks	$23,894	$40,172	$46,395

Interest-bearing deposits in other banks	1,010	1,058	123

Federal funds sold	2,515	610	3,640

Investment securities:

Available-for-sale	247,900	298,089	307,241

Restricted	33,524	32,430	32,782

Loans held for sale	54,854	33,696	7,301

Net loans	1,228,522	1,250,215	1,222,206

Premises and equipment	18,566	18,081	18,158

Other real estate owned	3,068	3,458	6,002

Other assets	43,465	43,591	40,733

Total assets	$1,657,318	$1,721,400	$1,684,581

Liabilities and stockholders’ equity

Deposits:

Noninterest-bearing	$137,092	$128,742	$120,251

Interest-bearing	1,036,836	1,089,519	1,050,919

Total deposits	1,173,928	1,218,261	1,171,170

Short-term borrowings	91,400	170,700	185,050

Other liabilities	16,228	20,714	18,115

Long-term debt	244,381	181,563	192,348

Minority interest in consolidated subsidiary	2,720	7,000	—

Total liabilities	1,528,657	1,598,238	1,566,683

Stockholders’ equity:

Preferred stock	—	—	—

Common stock	3,509	3,189	3,199

Additional paid-in capital	65,558	54,594	54,852

Retained earnings	66,276	72,284	66,911

Accumulated other comprehensive loss, net of tax	(6,682)	(6,905)	(7,064)

Total stockholders’ equity	128,661	123,162	117,898

Total liabilities and stockholders’ equity	$1,657,318	$1,721,400	$1,684,581

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Quarter ended June 30,		Six months ended June 30,

(in thousands of dollars, except per share data)	2001	2000	2001	2000

Interest income:

Interest and fees on loans	$27,576	$26,519	$55,715	$51,436

Interest and dividends on investment securities:

Taxable interest income	4,158	5,096	9,194	10,325

Nontaxable interest income	388	389	776	773

Dividends	576	528	1,096	1,055

Other interest income	85	214	263	362

Total interest income	32,783	32,746	67,044	63,951

Interest expense:

Deposits	11,283	11,269	24,369	21,597

Short-term borrowings	800	2,511	3,042	4,690

Long-term debt	3,531	3,373	6,662	6,814

Total interest expense	15,614	17,153	34,073	33,101

Net interest income	17,169	15,593	32,971	30,850

Provision for credit losses	2,271	1,875	5,021	3,781

Net interest income after provision for credit losses	14,898	13,718	27,950	27,069

Noninterest income:

Service charges on deposit accounts	940	694	1,774	1,340

Other service charges and fees	1,253	1,103	2,392	2,021

Net realized gains (losses) on sales of securities	229	15	616	(422)

Net gains on sales of loans	250	124	412	264

Other	476	600	1,067	1,047

Total noninterest income	3,148	2,536	6,261	4,250

Noninterest expense:

Salaries and employee benefits	5,896	4,980	11,762	9,914

Net occupancy expense	1,609	1,867	3,201	3,712

Equipment expense	804	799	1,620	1,400

Other	4,759	4,163	8,602	7,951

Total noninterest expense	13,068	11,809	25,185	22,977

Income before income taxes	4,978	4,445	9,026	8,342

Income tax expense	1,838	1,675	3,085	3,138

Net income	$3,140	$2,770	$5,941	$5,204

Per share data:

Basic	$0.89	$0.78	$1.69	$1.46

Diluted	$0.89	$0.78	$1.69	$1.46

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Six months ended June 30,

(in thousands of dollars)	2001	2000

Cash flows from operating activities:

Net income	$5,941	$5,204

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for credit losses	5,021	3,781

Net realized (gains) losses on sale of securities	(616)	422

Depreciation and amortization	1,474	1,636

Deferred income taxes	120	1,461

Increase (decrease) in accrued interest receivable	832	(1,690)

Increase (decrease) in accrued interest payable	(3,031)	12

Loans originated for sale	(84,682)	(27,592)

Sale of loans held for sale	63,936	28,096

Decrease (increase) in other assets	(686)	647

Increase (decrease) in income taxes payable	(1,102)	(2,071)

Increase (decrease) in other liabilities	(656)	(956)

Other	(148)	(156)

Net cash provided by (used in) operating activities	(13,597)	8,794

Cash flows from investing activities:

Net decrease (increase) in interest-bearing deposits in other Banks	48	(47)

Net decrease (increase) in federal funds sold	(1,905)	2,060

Purchase of available-for-sale securities	(50)	(5,643)

Proceeds from sales of available-for-sale securities	33,815	7,655

Proceeds from maturities of available-for-sale securities	17,273	7,139

Purchase of FHLB Stock	(1,094)	(1,055)

Net loan originations over principal repayments	12,781	(104,039)

Proceeds from sales of premises and equipment	—	195

Capital expenditures	(1,959)	(578)

Proceeds from sales of foreclosed assets	4,170	4,329

Net cash provided by (used in) investing activities	63,079	(89,984)

Cash flows from financing activities:

Net increase (decrease) in deposits	(44,333)	65,318

Net increase (decrease) in short-term borrowings	(79,300)	30,166

Proceeds from long-term debt	95,000	10,000

Principal payments on long-term debt	(32,182)	(42,792)

Net decrease in minority interest in consolidated subsidiary	(4,280)	—

Cash dividends paid	(670)	(452)

Stock options exercised	123	—

Cash in lieu payments on stock dividend	(54)	—

Stock repurchase	(64)	(1,423)

Net cash provided by (used in) financing activities	(65,760)	60,817

Decrease in cash and due from banks	(16,278)	(20,373)

Cash and due from banks at beginning of period	40,172	66,918

Cash and due from banks at end of period	$23,894	$46,545

Supplemental schedule of non-cash investing activities:

Interest paid on deposits and other borrowings	$37,103	$33,113

Income taxes paid	$4,752	$3,099

Loans transferred to other real estate owned	$3,891	$1,834

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Accu-
				mulated
				Other
				Compre-
		Additional		hensive
	Common	Paid-In	Retained	Income
(in thousands, except per share data)	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2000	$3,189	$54,594	$72,284	$(6,905)	$123,162

Other comprehensive income (loss):

Net income	—	—	5,941	—	5,941

Other comprehensive income, net of tax

Unrealized valuation adjustment	—	—	—	223	223

Total comprehensive income (loss)	—	—	5,941	223	6,164

Cash dividends ($0.21 per share)			(670)		(670)

Options exercised	4	119			123

Stock dividend	318	10,907	(11,279)		(54)

Cancelled and retired shares	(2)	(62)			(64)

Balance at June 30, 2001	$3,509	$65,558	$66,276	$(6,682)	$128,661

Balance at December 31, 1999	$3,255	$56,219	$62,159	$(6,942)	$114,691

Other comprehensive income (loss):

Net income	—	—	5,204	—	5,204

Other comprehensive income, net of tax

Unrealized valuation adjustment	—	—	—	(122)	(122)

Total comprehensive income (loss)	—	—	5,204	(122)	5,082

Cash dividends ($0.14 per share)	—	—	(452)	—	(452)

Cancelled and retired shares	(56)	(1,367)	—	—	(1,423)

Balance at June 30, 2000	$3,199	$54,852	$66,911	$(7,064)	$117,898

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A — Summary of Significant Accounting Policies

CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. and its wholly-owned subsidiaries (the “Company”), which include City Bank and its wholly-owned subsidiaries (the “Bank”), Datatronix Financial Services, Inc., and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The Bank owns 50% of Pacific Access Mortgage, LLC, a mortgage brokerage company. The investment is accounted for using the equity method. Effective July 1, 2000, International Savings & Loan Association (the “Association”) was merged with and into the Bank (the “Merger”). The consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial results for the interim periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

Results of operations for interim periods are not necessarily indicative of results for the full year.

NEW ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The effective date for SFAS No. 133, as amended, was fiscal years beginning after June 15, 2000, or January 1, 2001 for the Company. The Company implemented the standard as of January 1, 2001.

The Company uses interest rate swaps, caps and floors to modify the interest rate characteristics of certain assets and liabilities. Interest rate swaps are primarily used to convert certain fixed rate deposits to floating interest rates. Since adoption of SFAS 133, as amended, these interest rate swaps have been designated and qualify as fair value hedging instruments.

On January 1, 2001, the Company recorded the cumulative effect of adopting SFAS 133, as amended, in its identified fair value hedges. A transition adjustment of $263,000 associated with establishing fair values of the derivative instruments and hedged items on the balance sheet was recorded. No adjustments were required to net earnings in connection with adopting SFAS 133, as amended.

During the first two quarters of 2001, no amounts were recognized in earnings in connection with the ineffective portion of fair value hedges, no amounts were excluded from the measure of effectiveness, and there were no transactions that no longer qualified as a fair value hedge. During the first two quarters of 2001, the Company has not had any cash flow hedges.

Derivatives not designated as hedges primarily consist of options and instruments containing option features that behave based on limits (“caps”, “floors”, or “collars”). These instruments are used to hedge risks associated with interest rate movements. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2000 have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NOTE B — Loans

The loan portfolio consisted of the following at the dates indicated:

	June 30,	December 31,	June 30,
(in thousands of dollars)	2001	2000	2000

Commercial	$246,730	$246,877	$232,073

Real estate:

Construction	28,650	26,237	22,143

Commercial	194,872	192,194	201,779

Residential	659,279	693,068	692,368

Installment and consumer	122,266	114,562	97,685

Gross loans	1,251,797	1,272,938	1,246,048

Less:

Unearned discount	4	4	5

Net deferred loan fees	5,457	5,272	5,208

Allowance for credit losses	17,814	17,447	18,629

Loans, net	$1,228,522	$1,250,215	$1,222,206

NOTE C — Segment Information

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Six months ended June 30, 2001

Net interest income	$16,532	$14,809	$1,625	$5	$32,971

Intersegment net interest income (expense)	361	(1,698)	1,337	—	-

Provision for credit losses	1,084	3,937	—	—	5,021

Noninterest income (expense)	(5,236)	(5,029)	(672)	(7,987)	(18,924)

Administrative and overhead expense allocation	(3,535)	(2,799)	(605)	6,939	-

Income tax expense (benefit)	2,384	456	571	(326)	3,085

Net income (loss)	4,654	890	1,114	(717)	5,941

Total assets	826,640	374,895	269,889	185,894	1,657,318

Prior to the Merger, the Company’s segments were organized around significant subsidiaries as opposed to products and services as a combined entity. As a result, comparative segment data for 2000 is not readily available or practicable to provide.

NOTE D — Earnings Per Share Calculation

	Quarter ended June 30,

	2001			2000

		Shares	Per		Shares	Per
(in thousands, except number	Income	(Denom-	Share	Income	(Denom-	Share
of shares and per share data)	(Numerator)	inator)	Amount	(Numerator)	inator)	Amount

Basic:

Net income	$3,140	3,509,900	$0.89	$2,770	3,542,826	$0.78

Effect of dilutive securities - Stock incentive plan options	—	20,011	—	—	—	—

Diluted:

Net income and assumed conversions	$3,140	3,529,911	$0.89	$2,770	3,542,826	$0.78

	Six months ended June 30,

	2001			2000

		Shares	Per		Shares	Per
(in thousands, except number	Income	(Denom-	Share	Income	(Denom-	Share
of shares and per share data)	(Numerator)	inator)	Amount	(Numerator)	inator)	Amount

Basic:

Net income	$5,941	3,506,532	$1.69	$5,204	3,556,096	$1.46

Effect of dilutive securities - Stock incentive plan options	—	12,413	—	—	295	—

Diluted:

Net income and assumed conversions	$5,941	3,518,945	$1.69	$5,204	3,556,391	$1.46

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements relating to future results of the Company (including certain projections and business trends) that are considered “forward-looking statements.” Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s market, equity and bond market fluctuations, personal and corporate customers’ bankruptcies and financial condition, inflation and results of litigation. Accordingly, historical performance, as well as reasonably applied projections and assumptions, may not be a reliable indicator of future earnings due to risks and uncertainties.

As circumstances, conditions or events change that affect the Company’s assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

NET INCOME

Consolidated net income for the quarter ended June 30, 2001, totaled $3.1 million, an increase of $370,000, or 13.4%, over the same quarter last year. Consolidated net income for the six months ended June 30, 2001, totaled $5.9 million, an increase of $737,000, or 14.2%, over the same period in 2000. Diluted earnings per share for the second quarter of 2001 was $0.89 as compared to $0.78 for the same period in 2000, an increase of $0.11, or 14.1%. For the six months ended June 30, 2001, diluted earnings per share was $1.69, an increase of $0.23, or 15.8%, over the same period in 2000. The increase in consolidated net income for the quarter and six months ended June 30, 2001, over the corresponding periods in 2000, was primarily due to an increase in net interest income and noninterest income, partially offset by increases in the provision for credit losses and noninterest expense.

The Company’s annualized return on average total assets for the six months ended June 30, 2001 was 0.70% as compared to 0.64% for the same period last year. The Company’s annualized return on average stockholders’ equity was 9.46% for the six months ended June 30, 2001, as compared to 8.99% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $17.4 million for the quarter ended June 30, 2001, an increase of $1.6 million, or 10.0%, over the same period in 2000. The increase in net interest income was primarily due to a $27.8 million, or 1.8%, increase in average earning assets and a 32 basis point increase in the net interest margin. For the quarter ended June 30, 2001, the Company’s net interest margin was 4.35%, as compared to 4.03% for the same period in 2000.

Net interest income, on a taxable equivalent basis, was $33.4 million for the six months ended June 30, 2001, an increase of $2.1 million, or 6.8%, over the same period in 2000. The increase was primarily due to a $71.9 million, or 4.6%, increase in interest earning assets, partially offset by a $39.0 million, or 2.8%, increase in average interest-bearing liabilities. For the six months ended June 30, 2001, the Company’s net interest margin was 4.15%, an increase of 9 basis points from the same period in 2000.

A comparison of net interest income for the quarter and six months ended June 30, 2001 and 2000 is set forth below on a taxable equivalent basis:

	Quarter Ended June 30,

	2001			2000

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands of dollars)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS

Earning assets:

Interest-bearing deposits in Other banks	$1,043	$12	4.61%	$118	$2	6.82%

Federal funds sold and Securities purchased under Agreement to resell	6,714	75	4.48	13,484	214	6.38

Taxable investment Securities	260,823	4,732	7.28	308,059	5,624	7.34

Nontaxable investment securities	30,916	597	7.75	30,971	598	7.77

Loans[1]	1,304,479	27,576	8.48	1,223,566	26,519	8.72

Total earning assets	1,603,975	32,992	8.25	1,576,198	32,957	8.41

Nonearning assets:

Cash and due from banks	29,649			35,735

Premises and equipment-net	18,685			18,040

Other assets	51,443			55,382

Less allowance for loan losses	(17,076)			(18,625)

Total assets	$1,686,676			$1,666,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Savings deposits	$404,436	$2,375	2.36%	$374,713	$2,486	2.67%

Time deposits	689,931	8,908	5.18	660,193	8,783	5.35

Short-term borrowings	63,714	800	5.04	157,155	2,511	6.43

Long-term debt	249,078	3,531	5.69	218,115	3,373	6.22

Total interest-bearing Deposits and liabilities	1,407,159	15,614	4.45	1,410,176	17,153	4.89

Noninterest-bearing liabilities:

Demand deposits	128,114			120,348

Other liabilities	23,790			19,033

Total liabilities	1,559,063			1,549,557

Stockholders’ equity	127,613			117,173

Total liabilities and Stockholders’ equity	$1,686,676			$1,666,730

Net interest income and margin on total earning assets		17,378	4.35%		15,804	4.03%

Taxable equivalent adjustment		(209)			(211)

Net interest income		$17,169			$15,593

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,

	2001			2000

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands of dollars)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS

Earning assets:

Interest-bearing deposits in Other banks	$1,060	$30	5.71%	$132	$4	6.09%

Federal funds sold and Securities purchased under Agreement to resell	9,258	235	5.12	11,799	358	6.10

Taxable investment Securities	277,849	10,288	7.47	311,017	11,380	7.36

Nontaxable investment securities	30,910	1,194	7.79	30,731	1,189	7.78

Loans [1]	1,303,354	55,718	8.62	1,196,848	51,443	8.64

Total earning assets	1,622,431	67,465	8.39	1,550,527	64,374	8.35

Nonearning assets:

Cash and due from banks	30,219			37,629

Premises and equipment-net	18,432			17,960

Other assets	49,590			50,900

Less allowance for loan losses	(17,401)			(18,431)

Total assets	$1,703,271			$1,638,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Savings deposits	$391,747	$4,960	2.55%	$367,096	$4,796	2.63%

Time deposits	712,812	19,409	5.49	650,225	16,801	5.20

Short-term borrowings	98,620	3,042	6.22	150,417	4,690	6.27

Long-term debt	226,139	6,662	5.94	222,573	6,814	6.16

Total interest-bearing Deposits and liabilities	1,429,318	34,073	4.81	1,390,311	33,101	4.79

Noninterest-bearing liabilities:

Demand deposits	123,268			113,547

Other liabilities	24,097			18,280

Total liabilities	1,576,683			1,522,138

Stockholders’ equity	126,588			116,447

Total liabilities and Stockholders’ equity	$1,703,271			$1,638,585

Net interest income and margin on total earning assets		33,392	4.15%		31,273	4.06%

Taxable equivalent adjustment		(421)			(423)

Net interest income		$32,971			$30,850

[1]	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

1. NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 2001, December 31, 2000 and June 30, 2000 follows:

	June 30,	December 31,	June 30,
(in thousands of dollars)	2001	2000	2000

Nonaccrual assets:

Commercial	$8,130	$6,268	$1,676

Real estate:

Commercial	2,220	3,030	3,381

Residential	6,923	5,827	6,004

Total real estate loans	9,143	8,857	9,385

Consumer	93	—	31

Total nonaccrual loans	17,366	15,125	11,092

Other real estate owned	3,068	3,458	6,002

Total nonperforming assets	$20,434	$18,583	$17,094

Past due loans:

Commercial	$1,373	$975	$1,024

Real estate	2,442	473	1,119

Consumer	616	1,256	887

Total past due loans (1)	$4,431	$2,704	$3,030

Restructured:

Commercial	$4,778	$4,153	$4,662

Real estate:

Commercial	—	—	—

Residential	9,664	11,730	11,971

Total restructured loans (2)	$14,442	$15,883	$16,633

Nonperforming assets to total loans

And other real estate owned (end of period):

Excluding 90 days past due accruing loans	1.57%	1.42%	1.36%

Including 90 days past due accruing loans	1.91%	1.63%	1.60%

Nonperforming assets to total assets (end of period):

Excluding 90 days past due accruing loans	1.23%	1.08%	1.01%

Including 90 days past due accruing loans	1.50%	1.24%	1.19%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at June 30, 2001 totaled $17.4 million, an increase of $6.3 million, or 56.6%, as compared to June 30, 2000. The increase in nonperforming loans was primarily due to an increase in the commercial category and residential real estate loan category.

Nonperforming commercial loans were $8.1 million at June 30, 2001, an increase of $6.5 million over June 30, 2000. The increase was due to: 1) a $3.4 million loan placed on non-accrual status in the third quarter of 2000; 2) a $1.2 million loan to a real estate developer that was placed on nonaccrual in the first quarter of 2001; and 3) a $1.9 million loan to a building supplier that was placed on nonaccrual in the first quarter of 2001.

Other real estate owned was $3.1 million at June 30, 2001, a decrease of $2.9 million, or 48.9%, from June 30, 2000. The decrease in other real estate owned was consistent with the increase in real estate sales activity in Hawaii.

Restructured loans were $14.4 million at June 30, 2001, a decrease of $2.2 million, or 13.2%, from June 30, 2000. The decrease was primarily due to the reclassification of certain commercial loans and residential real estate loans to nonperforming loans and past due loans.

At June 30, 2001, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms. The Company’s future levels of nonperforming loans will be reflective of Hawaii’s economy and the financial condition of its customers.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses is based upon management’s judgment as to the adequacy of the allowance for credit losses (the “Allowance”) to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management’s judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans, net charge-off experience, changes in the composition of the loan portfolio by type and geographic location of loans and in overall loan risk profile and quality, general economic factors and the fair value of collateral.

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Six months ended June 30,

(in thousands of dollars)	2001		2000

Loans outstanding (end of period) (2)	$1,301,190		$1,248,136

Average loans outstanding (2)	$1,303,354		$1,196,848

Balance at beginning of period	$17,447		$17,942

Loans charged off:

Commercial	3,290		497

Real estate – residential	1,061		2,222

Consumer	767		821

Total loans charged off	5,118		3,540

Recoveries on loans charged off:

Commercial	45		81

Real estate:

Commercial	—		15

Residential	239		235

Consumer	180		115

Total recoveries on loans previously charged off	464		446

Net charge-offs	(4,654)		(3,094)

Provision charged to expense	5,021		3,781

Balance at end of period	$17,814		$18,629

Net loans charged off to average loans	0.72	%(1)	0.52	%(1)

Net loans charged off to allowance for credit losses	52.68	%(1)	33.40	%(1)

Allowance for credit losses to total loans (end of period)	1.37%		1.49%

Allowance for credit losses to nonperforming loans (end of period):

Excluding 90 days past due accruing loans	1.03	x	1.68	x

Including 90 days past due accruing loans	0.82	x	1.32	x

(1)	Annualized.

(2)	Includes loans held for sale.

The provision for credit losses was $2.3 million for the second quarter of 2001, an increase of $396,000, or 21.1%, over the same quarter last year. For the six months ended June 30, 2001, the provision for loan losses was $5.0 million, an increase of $1.2 million, or 32.8%, over the same period last year. The increase in the provision for credit losses in 2001 was primarily related to the increase in the loan portfolio and an increase in net charge-offs.

The Allowance at June 30, 2001 was $17.8 million and represented 1.37% of total loans. The corresponding ratios at December 31, 2000 and June 30, 2000 were 1.34% and 1.49%, respectively.

Net charge-offs were $4.7 million for the first six months of 2001, an increase of $1.6 million, or 50.4%, over the same period in 2000. The increase was primarily due to higher charge-offs in the commercial loan categories, which increased $2.8 million, partially offset by a $1.2 million decrease in residential real estate charge-offs. The increase in the commercial loan category was primarily due to the charge-off of three commercial loans totaling $3.0 million during the first quarter of 2001. Such amounts were previously provided for in the Allowance.

The Allowance decreased to 1.03 times nonperforming loans (excluding 90 days past due accruing loans) at June 30, 2001 from 1.68 times at June 30, 2000 as a result of the increase in nonperforming loans and the increase in net charge-offs for the six months ended June 30, 2001. Although the Allowance coverage decreased, future charge-offs related to the increase in nonperforming loans have been specifically provided for in the Allowance.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at June 30, 2001. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $3.1 million for the quarter ended June 20, 2001, an increase of $612,000, or 24.1%, over the comparable period in 2000. For the six months ended June 30, 2001, noninterest income was $6.3 million, an increase of $2.0 million, or 47.3%, over the comparable period in 2000.

Service charges on deposit accounts increased $246,000 and $434,000, or 35.4% and 32.4%, respectively, for the second quarter and six months ended June 30, 2001 over the comparable periods in 2000. These increases resulted from a $97.0 million, or 8.6%, increase in the average balance of deposit accounts.

Other service charges and fees increased $150,000 and $371,000, or 13.6% and 18.4%, respectively, for the second quarter and six months ended June 30, 2001 over the comparable periods in 2000. These increases were primarily due to higher ATM fee income recorded during the six months ended June 30, 2001.

Net realized gains on sales of securities was $616,000 for the six months ended June 30, 2001 compared to net realized losses of $422,000 in the same period in 2000. The net gains in 2001 was due to sales of $33.2 million of available-for-sale securities sold in the lower rate environment.

NONINTEREST EXPENSE

Noninterest expense totaled $13.1 million for the quarter ended June 30, 2001, an increase of $1.3 million, or 10.7%, from the comparable period in 2000. For the six months ended June 30, 2001, noninterest expense was $25.2 million, an increase of $2.2 million, or 9.6%, from the comparable period in 2000. The efficiency ratio (exclusive of intangibles) improved from 64.9% for the six months ended June 30, 2000 to 63.4% for the six months ended June 30, 2001.

Salaries and employee benefits increased $916,000, or 18.4%, and $1.8 million, or 18.6%, for the second quarter and six months ended June 30, 2001, respectively, from the comparable periods in 2000. The increases were primarily due to higher incentive-based compensation related to the growth in loans and deposits. For the six months ended June 30, 2001, the average balances of loans and deposits increased $106.5 million and $97.0 million, respectively, as compared to the same period last year.

Net occupancy expense decreased $258,000, or 13.8%, and $511,000, or 13.8%, for the second quarter and six months ended June 30, 2001, respectively, from the comparable periods in 2000. The decrease was primarily due to decreases in lease rents for various branch locations due to renegotiated lease agreements and consolidation of branches.

Equipment expense increased $220,000, or 15.7%, for the first two quarters of 2001 from the same period in 2000. The lower equipment expense in the prior year was primarily due to a $300,000 refund of certain software lease payments received in the first quarter of 2000.

Other noninterest expense increased $596,000, or 14.3%, and $651,000, or 8.2%, for the second quarter and six months ended June 30, 2001, respectively, from the comparable periods in 2000. The increase was due to certain nonrecurring operational losses.

INCOME TAXES

The Company’s effective income tax rates (exclusive of the tax equivalent adjustment) for the first six months of 2001 was 34.2% as compared to 37.6% for the same period in 2000. The decline in the effective tax rate was primarily due to the utilization of capital losses.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities.

The Company’s operating activities used $13.6 million for the six months ended June 30, 2001, which compares to $8.8 million provided by operating activities in the same period last year. The primary use of cash flows from operations in 2001 was the origination of $84.7 million of loans held for sale, which was partially offset by the sale of $63.9 million of loans held for sale. During the six months ended June 30, 2000, the Company originated $27.6 million of loans held for sale and sold $28.1 million of loans held for sale.

Investing activities provided cash flow of $63.1 million for the six months ended June 30, 2001, compared to using $90.0 million during the same period last year. The primary sources of cash from investing securities for the six months ended June 30, 2001 were the proceeds from the sale and maturities of securities of $33.8 million and $17.3 million, respectively, and the $12.8 million net decrease in loans. The primary use of cash for investing activities for the six months ended June 30, 2000 was the net increase in loans of $104.0 million.

Financing activities used cash flow of $65.8 million for the six months ended June 30, 2001, compared to providing $60.8 million during the same period last year. During the six months ended June 30, 2001, the Company had a net decrease of $79.3 million of short-term advances, funded by the $95.0 million in proceeds from long-term debt.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Prior to the Merger, the Association was subject to the minimum capital standards established by the Office of Thrift Supervision for all savings associations. Quantitative measures established by regulation to ensure capital adequacy required the Company, the Bank, and the Association (prior to the Merger) to maintain minimum amounts and ratios (set forth in the following table at June 30, 2001 and 2000) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The June 30, 2000 ratios for the Bank do not include the operations of the Association.

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2001

Tier 1 Capital to Risk-Weighted Assets:

Consolidated	$138,063	11.40%	$48,451	4.00%	N/A

Bank	133,258	11.02	48,372	4.00	$72,558	6.00%

Total Capital to Risk-Weighted Assets:

Consolidated	$153,275	12.65%	$96,902	8.00%	N/A

Bank	148,446	12.28	96,744	8.00	$120,930	10.00%

Tier 1 Capital to Average Assets:

Consolidated	$138,063	8.19%	$67,467	4.00%	N/A

Bank	133,258	7.62	69,982	4.00	$87,477	5.00%

As of June 30, 2000

Tier 1 Capital to Risk-Weighted Assets:

Consolidated	$124,703	11.45%	$43,575	4.00%	N/A

Bank	73,513	10.24	28,710	4.00	$43,065	6.00%

Association	49,758	12.10	16,452	4.00	24,679	6.00

Total Capital to Risk-Weighted Assets:

Consolidated	$138,406	12.71%	$87,150	8.00%	N/A

Bank	82,544	11.50	57,420	8.00	$71,776	10.00%

Association	52,488	12.76	32,905	8.00	41,131	10.00

Tier 1 Capital to Average Assets:

Consolidated	$124,703	7.52%	$66,330	4.00%	N/A

Bank	73,513	8.22	35,780	4.00	$44,725	5.00%

Association	49,758	6.58	30,229	4.00	37,787	5.00

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 2000 Form 10-K. No significant changes have occurred during the six months ended June 30, 2001.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 26, 2001, the stockholders voted on the election of three directors for a term of three years expiring in 2004, or until their successors are elected:

Name	Shares Voted For	Shares Withheld

Tomio Fuchu	2,319,007	238,554

Duane K. Kurisu	2,319,012	238,549

Mike K. Sayama	2,319,273	238,288

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

       None

     (b)  Reports on Form 8-K

       No reports on Form 8-K were filed in the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC.
(Registrant)

Date	August 13, 2001	By	/s/ Dean K. Hirata

Dean K. Hirata
Senior Vice President and Chief Financial Officer (principal financial officer)