Form 10-Q
period 2001-09-30
CB BANCSHARES INC/HI
filed 2001-11-14
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

Yes [X]	No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2001 was:

Class	Outstanding

Common Stock, $1.00 Par Value	3,505,632 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	September 30,	December 31,	September 30,
(in thousands)	2001	2000	2000

Assets
Cash and due from banks	$35,144	$40,172	$35,104
Interest-bearing deposits in other banks	1,013	1,058	279
Federal funds sold	12,380	610	475
Investment and mortgage-backed securities:
Held-to-maturity	20,940	—	—
Available-for-sale	225,095	298,089	298,674
FHLB Stock	34,116	32,430	31,915
Loans held-for-sale	63,645	33,696	5,863
Net loans	1,212,927	1,250,215	1,248,908
Premises and equipment	18,251	18,081	18,571
Other real estate owned	3,598	3,458	4,731
Accrued interest receivable and other assets	44,006	43,591	43,660

Total assets	$1,671,115	$1,721,400	$1,688,180

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$143,931	$128,742	$113,131
Interest-bearing	1,022,465	1,089,519	1,056,140

Total deposits	1,166,396	1,218,261	1,169,271

Short-term borrowings	101,600	170,700	193,700
Accrued expenses and other liabilities	18,384	20,714	18,366
Long-term debt	250,454	181,563	181,688
Minority interest in consolidated subsidiary	2,720	7,000	7,000

Total liabilities	1,539,554	1,598,238	1,570,025

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	3,506	3,189	3,199
Additional paid-in capital	65,418	54,594	54,852
Retained earnings	65,214	72,284	69,579
Accumulated other comprehensive loss, net of tax	(2,577)	(6,905)	(9,475)

Total stockholders’ equity	131,561	123,162	118,155

Total liabilities and stockholders’ equity	$1,671,115	$1,721,400	$1,688,180

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

			Nine months ended
	Quarter ended September 30,		September 30,

(in thousands, except per share data)	2001	2000	2001	2000

Interest income:
Interest and fees on loans	$27,202	$28,708	$82,917	$80,144
Interest and dividends on investment and mortgage-backed securities:
Taxable interest income	3,579	4,693	12,773	15,018
Nontaxable interest income	388	395	1,164	1,168
Dividends	592	533	1,688	1,588
Other interest income	134	56	397	418

Total interest income	31,895	34,385	98,939	98,336

Interest expense:
Deposits	8,502	12,384	32,871	33,981
FHLB advances and other short-term borrowings	1,160	3,411	4,202	8,101
Long-term debt	3,222	3,058	9,884	9,872

Total interest expense	12,884	18,853	46,957	51,954

Net interest income	19,011	15,532	51,982	46,382
Provision for credit losses	3,650	1,525	8,671	5,306

Net interest income after provision for credit losses	15,361	14,007	43,311	41,076

Noninterest income:
Service charges on deposit accounts	969	720	2,743	2,060
Other service charges and fees	1,159	969	3,551	2,990
Net realized gains (losses) on sales of securities	72	1	688	(421)
Net gains on sales of loans	740	124	1,152	388
Impairment of asset backed securities	(6,619)	—	(6,619)	—
Other	613	853	1,680	1,900

Total noninterest income	(3,066)	2,667	3,195	6,917

Noninterest expense:
Salaries and employee benefits	5,772	5,735	17,534	15,649
Net occupancy expense	1,704	1,648	4,904	5,360
Equipment expense	788	805	2,408	2,205
Other	5,156	3,949	13,759	11,900

Total noninterest expense	13,420	12,137	38,605	35,114

Income (loss) before income taxes	(1,125)	4,537	7,901	12,879
Income tax expense (benefit)	(449)	1,548	2,636	4,686

Net income (loss)	$(676)	$2,989	$5,265	$8,193

Per share data:
Basic	$(0.19)	$0.85	$1.50	$2.31
Diluted	$(0.19)	$0.85	$1.48	$2.31

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Nine months ended September 30,

(in thousands)	2001	2000

Cash flows from operating activities:
Net income	$5,265	$8,193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	8,671	5,306
Net realized (gains) loss on sale of securities	(688)	421
Depreciation and amortization	2,238	2,004
Deferred income taxes	(3,001)	2,112
Decrease (increase) in accrued interest receivable	312	(1,560)
Increase (decrease) in accrued interest payable	(2,814)	(323)
Loans originated for sale	(132,778)	(39,574)
Sale of loans held for sale	103,981	41,516
Impairment of asset backed securities	6,619	—
Decrease (increase) in other assets	(707)	(2,671)
Increase (decrease) in income taxes payable	198	(822)
Increase (decrease) in other liabilities	44	(377)
Other	115	328

Net cash provided by (used in) operating activities	(12,545)	14,553

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits in other banks	45	(203)
Net decrease (increase) in federal funds sold	(11,770)	5,225
Purchases of investment securities held-to-maturity	(20,963)	—
Purchase of available-for-sale securities	(50)	(5,643)
Proceeds from sales of available-for-sale securities	40,902	7,656
Proceeds from maturities of available-for-sale securities	32,606	11,805
Net increase in FHLB Stock	(1,686)	(188)
Net decrease (increase) in loans	23,651	(132,268)
Capital expenditures	(2,408)	(2,662)
Proceeds from sales of foreclosed assets	4,738	6,616

Net cash provided by (used in) investing activities	65,065	(109,662)

Cash flows from financing activities:
Net increase (decrease) in deposits	(51,865)	63,127
Net increase (decrease) in short-term borrowings	(69,100)	38,816
Proceeds from long-term debt	146,200	10,000
Principal payments on long-term debt	(77,309)	(53,452)
Net increase (decrease) in minority interest in consolidated subsidiary	(4,280)	7,000
Cash dividends paid	(1,056)	(773)
Stock options exercised	189	—
Cash in lieu payments on stock dividend	(54)	—
Stock repurchases	(273)	(1,423)

Net cash provided by (used in) financing activities	(57,548)	63,295

Decrease in cash and due from banks	(5,028)	(31,814)
Cash and due from banks at beginning of period	40,172	66,918

Cash and due from banks at end of period	$35,144	$35,104

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$49,771	$52,276
Transfer of loans into other real estate owned	4,966	5,038
Income taxes paid	5,124	3,399

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Accumulated Other
				Comprehensive
		Additional Paid-In		Income
(in thousands, except per share data)	Common Stock	Capital	Retained Earnings	(Loss)	Total

Balance at December 31, 2000	$3,189	$54,594	$72,284	$(6,905)	$123,162
Comprehensive income (loss):
Net income	—	—	5,265	—	5,265
Other comprehensive income, net of tax Unrealized valuation adjustment	—	—	—	4,328	4,328

Total comprehensive income	—	—	5,265	4,328	9,593

Cash dividends ($0.32 per share)	—	—	(1,056)	—	(1,056)
Options exercised	7	182	—	—	189
Stock dividend	318	10,907	(11,279)	—	(54)
Repurchased, cancelled and retired shares	(8)	(265)	—	—	(273)

Balance at September 30, 2001	$3,506	$65,418	$65,214	$(2,577)	$131,561

Balance at December 31, 1999	$3,255	$56,219	$62,159	$(6,942)	$114,691
Comprehensive income (loss):
Net income	—	—	8,193	—	8,193
Other comprehensive income, net of tax Unrealized valuation adjustment	—	—	—	(2,533)	(2,533)

Total comprehensive income (loss)	—	—	8,193	(2,533)	5,660

Cash dividends ($0.24 per share)	—	—	(773)	—	(773)
Repurchased, cancelled and retired shares	(56)	(1,367)	—	—	(1,423)

Balance at September 30, 2000	$3,199	$54,852	$69,579	$(9,475)	$118,155

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

     NEW ACCOUNTING PRINCIPLES

Emerging Issues Task Force Issue No. 99-20

Effective as of April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 states that interest income earned on retained or purchased beneficial interests in certain securitized financial assets should be recognized over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income should be revised prospectively for changes in cash flows. Additionally, impairment should be recognized if the fair value of the beneficial interest as determined under EITF 99-20 has declined below its carrying amount and the decline is other than temporary. Because the book values of certain of the Company’s asset backed securities were more than the fair values of those securities as determined under EITF 99-20 on September 30, 2001, the Company recognized a $6.6 million noncash charge (after tax charge of $4.0 million) in the Consolidated Statements of Income for the quarter and nine months ended September 30, 2001. This charge relates to three collateralized loan obligations in the aggregate principal amount of $ 22.1 million, as adjusted, which principal amounts are guaranteed by an agency of the French government.

Statement of Financial Accounting Standards No. 133

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

During the first three quarters of 2001, no amounts were recognized in earnings in connection with the ineffective portion of fair value hedges, no amounts were excluded from the measure of effectiveness, and there were no transactions that no longer qualified as a fair value hedge. During the first three quarters of 2001, the Company has not had any cash flow hedges.

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

     EARNINGS RELEASE

The above referenced impairment charge was not reflected in the preliminary earnings for the third quarter and nine months ended September 30, 2001 which were announced in the Company’s press release of October 17, 2001. Such charge was included as an unrealized loss in Accumulated other comprehensive loss, net of tax, in the preliminary Consolidated Balance Sheet as of September 30, 2001. The impairment charge was taken after facts concerning such securities became known to management after that date. There was no impact to the Company's book value as of September 30, 2001 as a result of the impairment charge.

     RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2000 have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NOTE B — Loans

The loan portfolio consisted of the following at the dates indicated:

	September 30,	December 31,	September 30,
(in thousands)	2001	2000	2000

Commercial	$238,812	$246,877	$232,105
Real estate:
Construction	47,135	26,237	22,695
Commercial	191,856	192,194	195,414
Residential	628,129	693,068	713,892
Installment and consumer	131,554	114,562	107,699

Gross loans	1,237,486	1,272,938	1,271,805
Less:
Unearned discount	3	4	4
Net deferred loan fees	5,834	5,272	5,186
Allowance for credit losses	18,722	17,447	17,707

Loans, net	$1,212,927	$1,250,215	$1,248,908

NOTE C — Segment Information

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Nine months ended September 30, 2001
Net interest income	$27,086	$22,961	$1,937	$(2)	$51,982
Intersegment net interest income (expense)	864	(5,404)	4,540	—	—
Provision for credit losses	1,770	6,901	—	—	8,671
Other operating income (expense)	(7,401)	(7,307)	(8,305)	(12,397)	(35,410)
Administrative and overhead expense allocation	(6,043)	(4,124)	(702)	10,869	—
Income tax expense (benefit)	4,555	(277)	(1,186)	(456)	2,636
Net income (loss)	8,181	(498)	(1,344)	(1,074)	5,265
Total assets	834,221	462,232	339,443	35,219	1,671,115

Nine months ended September 30, 2000
Net interest income	$21,293	$24,872	$212	$5	$46,382
Intersegments net interest income (expense)	1,944	(7,893)	5,949	—	—
Provision for credit losses	1,742	3,564	—	—	5,306
Other operating income (expense)	(7,753)	(6,294)	(2,012)	(12,138)	(28,197)
Administrative and overhead expense allocation	(6,082)	(3,318)	(961)	10,361	—
Income tax expense (benefit)	2,796	1,388	1,164	(662)	4,686
Net income (loss)	4,864	2,415	2,024	(1,110)	8,193
Total assets	833,572	441,535	368,515	44,558	1,688,180

NOTE D — Earnings Per Share Calculation

	Quarter ended September 30,

	2001			2000

(in thousands, except number of shares and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)(1)	Per Share Amount

Basic:
Net income (loss)	$(676)	3,507,082	$(0.19)	$2,989	3,516,362	$0.85
Effect of dilutive securities - Stock incentive plan options	—	—	—	—	705	—
Diluted:
Net income (loss) and assumed conversions	$(676)	3,507,082	$(0.19)	$2,989	3,517,067	$0.85

	Nine months ended September 30,

	2001			2000

(in thousands, except number of shares and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount(1)	Income (Numerator)	Shares (Denominator )(1)	Per Share Amount

Basic:
Net income	$5,265	3,506,718	$1.50	$8,193	3,542,755	$2.31
Effect of dilutive securities - Stock incentive plan options	—	43,799	(0.02)	—	500	—
Diluted:
Net income and assumed conversions	$5,265	3,550,517	$1.48	$8,193	3,543,255	$2.31

(1)	Average shares outstanding retroactively adjusted for the 317,629 common shares issued in connection with the 10% stock dividend distributed to shareholders of record on June 15, 2001.

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

NET INCOME

Operating earnings (defined as consolidated net income excluding after-tax impairment on asset backed securities) for the quarter ended September 30, 2001, totaled $3.3 million, an increase of $306,000, or 10.2%, over the same quarter last year. Operating earnings for the nine months ended September 30, 2001, totaled $9.2 million, an increase of $1.0 million, or 12.7%, over the same period in 2000. Diluted operating earnings per share for the third quarter of 2001 was $0.91 as compared to $0.85 for the same period in 2000, an increase of $0.06, or 7.1%. For the nine months ended September 30, 2001, diluted operating earnings per share was $2.60, an increase of $0.29, or 12.6%, over the same period in 2000. On the same basis, the Company’s annualized return on average total assets for the nine months ended September 30, 2001 was 0.73% as compared to 0.66% for the same period last year. The Company’s annualized return on average stockholders’ equity was 9.66% for the nine months ended September 30, 2001, as compared to 9.36% for the same period last year. The increase in operating earnings for the quarter and nine months ended September 30, 2001, over the corresponding periods in 2000, was primarily due to an increase in net interest income and noninterest income, partially offset by increases in the provision for credit losses and noninterest expense.

For the quarter ended September 30, 2001, the Company had a consolidated net loss of $676,000, which compares to consolidated net income of $3.0 million for the same quarter last year. Consolidated net income for the nine months ended September 30, 2001, totaled $5.3 million, a decrease of $2.9 million, or 35.7%, over the same period in 2000. The decrease in consolidated net income for the quarter and nine months ended September 30, 2001 compared to the corresponding periods in 2000, was due primarily to the after-tax charge of $4.0 million related to the impairment on asset backed securities (see further discussion in Note A of Notes to Consolidated Financial Statements).

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $19.2 million for the quarter ended September 30, 2001, an increase of $3.5 million, or 22.0%, over the same period in 2000. The increase in net interest income was primarily due to a $41.1 million, or 2.9%, decrease in interest-bearing liabilities and an 85 basis point increase in the net interest margin. For the quarter ended September 30, 2001, the Company’s net interest margin was 4.76%, as compared to 3.91% for the same period in 2000.

Net interest income, on a taxable equivalent basis, was $52.6 million for the nine months ended September 30, 2001, an increase of $5.6 million, or 11.9%, over the same period in 2000. The increase was primarily due to a $47.3 million, or 3.0%, increase in interest earning assets, partially offset by a $12.1 million, or 0.9%, increase in average interest-bearing liabilities. For the nine months ended September 30, 2001, the Company’s net interest margin was 4.36%, an increase of 35 basis points from the same period in 2000.

A comparison of net interest income for the quarter and nine months ended September 30, 2001 and 2000 is set forth below on a taxable equivalent basis:

	Quarter Ended September 30,						Nine Months Ended September 30,

	2001			2000			2001			2000

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$977	$12	4.87%	$954	$21	8.76%	$1,032	$42	5.44%	$408	$25	8.18%
Federal funds sold and securities purchased under agreement to resell	14,003	120	3.40	2,498	35	5.57	10,857	355	4.37	8,676	393	6.05
Taxable investment and mortgage-backed securities	250,196	4,173	6.62	305,063	5,226	6.82	268,530	14,461	7.20	309,018	16,606	7.18
Nontaxable investment securities	30,928	597	7.66	31,422	608	7.70	30,916	1,791	7.75	30,963	1,797	7.75
Loans[1]	1,304,396	27,202	8.27	1,261,723	28,716	9.05	1,303,705	82,920	8.50	1,218,631	80,159	8.79

Total earning assets	1,600,500	32,104	7.96	1,601,660	34,606	8.60	1,615,040	99,569	8.24	1,567,696	98,980	8.43

Nonearning assets:
Cash and due from banks	26,893			33,001			29,098			36,075
Premises and equipment	18,453			18,532			18,439			18,152
Other assets	51,887			45,852			50,364			49,205
Less allowance for credit losses	(19,027)			(18,952)			(17,949)			(18,606)

Total assets	$1,678,706			$1,680,093			$1,694,992			$1,652,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$425,816	$2,192	2.04%	$367,647	$2,595	2.81%	$403,228	$7,152	2.37%	$367,281	$7,391	2.69%
Time deposits	612,820	6,310	4.09	677,649	9,789	5.75	679,115	25,719	5.06	659,433	26,590	5.39
Short-term borrowings	105,926	1,160	4.34	201,408	3,411	6.74	101,082	4,202	5.56	167,538	8,101	6.46
Long-term debt	245,872	3,222	5.20	184,862	3,058	6.58	232,789	9,884	5.68	209,911	9,872	6.28

Total interest-bearing deposits and liabilities	1,390,434	12,884	3.68	1,431,566	18,853	5.24	1,416,214	46,957	4.43	1,404,163	51,954	4.94

Noninterest-bearing liabilities:
Demand deposits	133,817			113,309			126,823			113,467
Other liabilities	24,176			17,499			24,123			18,018

Total liabilities	1,548,427			1,562,374			1,567,160			1,535,648
Stockholders’ equity	130,279			117,719			127,832			116,874

Total liabilities and stockholders’ equity	$1,678,706			$1,680,093			$1,694,992			$1,652.522

Net interest income and margin on total earning assets		19,220	4.76%		15,753	3.91%		52,612	4.36%		47,026	4.01%

Taxable equivalent adjustment		(209)			(221)			(630)			(644)

Net interest income		$19,011			$15,532			$51,982			$46,382

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

     A summary of nonperforming assets at September 30, 2001, December 31, 2000 and September 30, 2000 follows:

	September 30,	December 31,	September 30,
(dollars in thousands)	2001	2000	2000

Nonperforming assets:
Nonperforming loans:
Commercial	$8,269	$6,268	$6,356
Real estate:
Commercial	2,502	3,030	2,446
Residential	6,180	5,827	7,974

Total real estate loans	8,682	8,857	10,420
Consumer	—	—	30

Total nonaccrual loans	16,951	15,125	16,806

Other real estate owned	3,598	3,458	4,731

Total nonperforming assets	$20,549	$18,583	$21,537

Past due loans:
Commercial	$—	$975	$178
Real estate	2,378	473	740
Consumer	954	1,256	1,139

Total past due loans (1)	$3,332	$2,704	$2,057

Restructured:
Commercial	$4,760	$4,153	$4,161
Real estate:
Commercial	—	—	—
Residential	9,428	11,730	11,699

Total restructured loans (2)	$14,188	$15,883	$15,860

Nonperforming assets to total loans and other real estate owned (end of period):
Excluding 90 days past due accruing loans	1.58%	1.42%	1.69%
Including 90 days past due accruing loans	1.84%	1.63%	1.85%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	1.23%	1.08%	1.28%
Including 90 days past due accruing loans	1.43%	1.24%	1.40%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at September 30, 2001 totaled $17.0 million, an increase of $145,000, or 0.9%, as compared to September 30, 2000. The increase in nonperforming loans was primarily due to a $1.9 million increase in the commercial category, partially offset by a $1.8 million reduction in the residential real estate loan category.

The increase in nonperforming commercial loans at September 30, 2001 was primarily due to a $1.9 million loan to a building supplier that was placed on nonaccrual in the first quarter of 2001.

Other real estate owned was $3.6 million at September 30, 2001, a decrease of $1.1 million, or 23.9%, from September 30, 2000. The decrease in other real estate owned was consistent with the increase in real estate sales activity in Hawaii.

Restructured loans were $14.2 million at September 30, 2001, a decrease of $1.7 million, or 10.5%, from September 30, 2000. The decrease was primarily due to the reclassification of certain residential real estate loans to nonperforming loans.

At September 30, 2001, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming, past due, or restructured in the above table) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present scheduled repayment terms. The Company’s future levels of nonperforming loans will be reflective of Hawaii’s economy and the financial condition of its customers.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Nine months ended September 30,

(dollars in thousands)	2001		2000

Loans outstanding (end of period)(1)	$1,295,294		$1,272,478

Average loans outstanding(1)	$1,303,705		$1,218,631

Balance at beginning of period	$17,447		$17,942

Loans charged off:
Commercial	5,445		1,687
Real estate:
Commercial	—		855
Residential	1,618		2,459
Consumer	1,009		1,192

Total loans charged off	8,072		6,193

Recoveries on loans charged off:
Commercial	97		87
Real estate:
Commercial	—		15
Residential	334		344
Consumer	245		206

Total recoveries on loans previously charged off	676		652

Net charge-offs	(7,396)		(5,541)

Provision charged to expense	8,671		5,306

Balance at end of period	$18,722		$17,707

Net loans charged off to average loans	0.76%	(2)	0.61%	(2)
Net loans charged off to allowance for credit losses	52.81%	(2)	41.80%	(2)
Allowance for credit losses to total loans (end of period)	1.45%		1.39%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	1.10 x		1.05x
Including 90 days past due accruing loans	0.92 x		0.94x

(1)	Includes loans held for sale.

(2)	Annualized.

The provision for credit losses was $3.7 million for the third quarter of 2001, an increase of $2.1 million, or 139.3%, over the same quarter last year. For the nine months ended September 30, 2001, the provision for loan losses was $8.7 million, an increase of $3.4 million, or 63.4%, over the same period last year. Management has been taking proactive steps to increase the provision for credit losses in anticipation of a slowing Hawaii economy, which was further exacerbated by the September 11, 2001 terrorist attack.

The Allowance at September 30, 2001 was $18.7 million and represented 1.45% of total loans. The corresponding ratios at December 31, 2000 and September 30, 2000 were 1.34% and 1.39%, respectively.

Net charge-offs were $7.4 million for the first nine months of 2001, an increase of $1.9 million, or 33.5%, over the same period in 2000. The increase was primarily due to higher charge-offs in the commercial loan categories, which increased $3.8 million, partially offset by an $855,000 and $841,000 decrease in commercial and residential real estate loan charge-offs, respectively. The increase in the commercial loan category was primarily due to the charge-off of three commercial loans totaling $3.0 million during the first quarter of 2001. Such amounts were previously provided for in the Allowance.

The Allowance increased to 1.10 times nonperforming loans (excluding 90 days past due accruing loans) at September 30, 2001 from 1.05 times at September 30, 2000 as a result of the increase in net charge-offs for the nine months ended September 30, 2001.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at September 30, 2001. However, changes in prevailing economic conditions (including the effect of the September 11, 2001 terrorist attack) in the Company’s markets or in the financial condition of its customers could alter the level of nonperforming assets and charge-offs in the future and, accordingly, affect the Allowance.

NONINTEREST INCOME

For the quarter ended September 30, 2001, the Company had a total noninterest loss of $3.1 million, compared to total noninterest income of $2.7 million for the same period in 2000. For the nine months ended September 30, 2001, noninterest income was $3.2 million, a decrease of $3.7 million, or 53.8%, over the comparable period in 2000. The decrease was due to a $6.6 million impairment of asset backed securities discussed below.

Service charges on deposit accounts increased $249,000 and $683,000, or 34.6% and 33.2%, respectively, for the third quarter and nine months ended September 30, 2001 over the comparable periods in 2000. These increases resulted from a $69.0 million, or 6.1%, increase in the average balance of deposit accounts.

Other service charges and fees increased $190,000 and $561,000, or 19.6% and 18.8%, respectively, for the third quarter and nine months ended September 30, 2001 over the comparable periods in 2000. These increases were primarily due to higher ATM fee income recorded during the nine months ended September 30, 2001.

Net realized gains on sales of securities was $688,000 for the nine months ended September 30, 2001 compared to net realized losses of $421,000 in the same period in 2000. The net gains in 2001 were due to sales of $40.2 million of available-for-sale securities sold in the lower rate environment.

During the quarter ended September 30, 2001, the Company recorded an impairment on asset backed securities of $6.6 million as determined under EITF 99-20 (see Note A of Notes to Consolidated Financial Statements).

NONINTEREST EXPENSE

Noninterest expense totaled $13.4 million for the quarter ended September 30, 2001, an increase of $1.3 million, or 10.6%, from the comparable period in 2000. For the nine months ended September 30, 2001, noninterest expense was $38.6 million, an increase of $3.5 million, or 9.9%, from the comparable period in 2000. The efficiency ratio (exclusive of amortization of intangibles) improved from 65.0% for the nine months ended September 30, 2000 to 61.8% for the nine months ended September 30, 2001.

Salaries and employee benefits increased $37,000, or 0.6%, and $1.9 million, or 12.0%, for the third quarter and nine months ended September 30, 2001, respectively, from the comparable periods in 2000. The increases were primarily due to higher incentive-based compensation.

Net occupancy expense decreased $456,000, or 8.5%, for the nine months ended September 30, 2001 from the comparable period in 2000. The decrease was primarily due to decreases in lease rents for various branch locations due to renegotiated lease agreements and consolidation of branches.

Equipment expense increased $203,000, or 9.2%, for the first three quarters of 2001 from the same period in 2000. The lower equipment expense in the prior year was primarily due to a $300,000 refund of certain software lease payments received in the first quarter of 2000.

Other noninterest expense increased $1.2 million, or 30.6%, and $1.9 million, or 15.6%, for the third quarter and nine months ended September 30, 2001, respectively, from the comparable periods in 2000. The increase was due primarily to certain nonrecurring operational losses.

INCOME TAXES

The Company’s effective income tax rate (exclusive of the tax equivalent adjustment) for the first nine months of 2001 was 33.4% as compared to 36.4% for the same period in 2000. The decline in the Company's effective tax rate for 2001 was due primarily to the utilization of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities.

The Company’s operating activities used $12.5 million for the nine months ended September 30, 2001, which compares to $14.6 million provided by operating activities in the same period last year. The primary use of cash flows from operations in 2001 was the origination of $132.8 million of loans held for sale, which was partially offset by the sale of $104.0 million of loans held for sale.

During the nine months ended September 30, 2000, the Company originated $39.6 million of loans held for sale and sold $41.5 million of loans held for sale.

Investing activities provided cash flow of $65.1 million for the nine months ended September 30, 2001, compared to using $109.7 million during the same period last year. The primary sources of cash from investing activities for the nine months ended September 30, 2001 were the proceeds from the sale and maturities of securities of $40.9 million and $32.6 million, respectively, and the $23.7 million net decrease in loans. The primary use of cash for investing activities for the nine months ended September 30, 2000 was the net increase in loans of $132.3 million.

Financing activities used cash flow of $57.5 million for the nine months ended September 30, 2001, compared to providing $63.3 million during the same period last year. During the nine months ended September 30, 2001, the Company had a net decrease of $51.9 million and $69.1 million in deposits and short-term borrowings, respectively, which was partially funded by the $68.9 million net increase in long-term debt. The primary source of cash from financing activities for the nine months ended September 20, 2000 were net increases of $63.1 million and $38.8 million in deposits and short-term borrowings, respectively, partially offset by $53.5 million in principal payments on long-term debt.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at September 30, 2001 and 2000) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2001
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$136,858	11.12%	$49,214	4.00%	N/A
Bank	131,473	10.69	49,198	4.00	$73,796	6.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$152,313	12.38%	$98,428	8.00%	N/A
Bank	146,923	11.95	98,395	8.00	$122,994	10.00%
Tier 1 Capital to Average Assets:
Consolidated	$136,858	8.15%	$67,148	4.00%	N/A
Bank	131,473	7.79	67,535	4.00	$84,419	5.00%
As of September 30, 2000
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$134,630	12.11%	$44,483	4.00%	N/A
Bank	132,634	11.47	46,260	4.00	$69,390	6.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$148,608	13.36%	$88,967	8.00%	N/A
Bank	147,131	12.72	92,521	8.00	$115,651	10.00%
Tier 1 Capital to Average Assets:
Consolidated	$134,630	8.01%	$67,204	4.00%	N/A
Bank	132,634	7.97	66,536	4.00	$83,170	5.00%

RECENT DEVELOPMENTS

The long-term effects of the tragedy of September 11, and the events following it, are uncertain at this time. Since September 11, the tourism industry, which is the largest component of the business economy in Hawaii, has been significantly impacted and hotel occupancies throughout Hawaii are substantially below historical levels. Domestic and international airline flights to Hawaii have been cut, resulting in a 25% reduction in the number of October 2001 visitor arrivals (compared to the same period in 2000). It is anticipated that this downturn will adversely impact the businesses in that sector and those that do business with them. Because substantially all of the Bank’s loans are to borrowers in Hawaii, a downturn in the Hawaii economy could adversely impact its borrowers and the credit quality of its loan portfolio, resulting in increased levels of loss provisioning. It is unclear what the duration or magnitude of these impacts will be at this time.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 2000 Form 10-K. No significant changes have occurred during the nine months ended September 30, 2001.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC. (Registrant)

Date November 13, 2001	By /s/ Dean K. Hirata
Dean K. Hirata Senior Vice President and Chief Financial Officer (principal financial officer)