Form 10-K405
period 2001-12-31
CB BANCSHARES INC/HI
filed 2002-03-21
CIK 316312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 0-12396

CB BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Hawaii (State of Incorporation)	99-0197163 (IRS Employer Identification No.)

201 Merchant Street Honolulu, Hawaii 96813
(Address of principal executive offices)

(Registrant’s Telephone Number) (808) 535-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, Par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2002, registrant had outstanding 3,506,082 shares of common stock. The aggregate market value of registrant’s Common Stock held by non-affiliates based on the closing price on January 31, 2002 was approximately $113,866,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 25, 2002 are incorporated by reference into Part III and IV.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that CB Bancshares, Inc. (the “Company”) expects or anticipates will or may occur in the future, where statements are preceded by, followed by or included the words “believes”, “plans”, “intends”, “expects”, “anticipates” or similar expressions, including such things as (i) business strategy; (ii) economic trends and market condition, particularly in Hawaii; (iii) the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities; (iv) the adequacy of the Company’s allowances for credit and real estate losses based on credit risks inherent in the lending processes; (v) expansion and growth of the Company’s business and operations; (vi) renewal of existing credit agreements with and availability of additional advances from the Federal Home Loan Bank of Seattle (the “FHLB”); and (vii) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in Hawaii; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws and regulations; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even substantially realized, and that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement in this report.

PART  I

ITEM  1.  BUSINESS

CB BANCSHARES, INC.

CB Bancshares, Inc. is a bank holding company which was incorporated in the State of Hawaii in 1980. As a bank holding company, the Company has the flexibility to directly or indirectly engage in certain bank-related activities other than banking, subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). The Company has three wholly-owned subsidiaries, City Bank (the “Bank”), Datatronix Financial Services, Inc. (“Datatronix”) and O.R.E., Inc. (inactive), which are discussed below.

On July 1, 2000, International Savings and Loan Association, Limited (the “Association”), a wholly-owned subsidiary of the Company, merged with the Bank.

CITY BANK

City Bank is a state-chartered bank organized under the laws of the State of Hawaii in 1959. The Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”), and provides full commercial banking services through 18 branches on the island of Oahu, 1 branch on the island of Hawaii, and 2 branches on the island of Maui. These services include receiving demand, savings and time deposits; making commercial, real estate and consumer loans; financing leases and leasing activities; financing international trade activities; issuing letters of credit; handling domestic and foreign collections; selling travelers’ checks and bank money orders; and renting safe deposit boxes.

The Bank’s primary focus has been corporate lending to small-to-medium-sized businesses by maintaining relationships and expertise within business segments and providing personal customer service. Efforts will continue to develop and enhance the expertise of the corporate sales force and to leverage these corporate relationships to generate core deposit growth. The Bank also has restructured in order to link the corporate and wholesale lending to the retail banking group with the intent of developing seamless service between the corporate loan officers and the branch personnel and to increase cross-sale opportunities between business and retail customers. The Bank has developed and begun to implement its customer relationship management program which it believes will significantly enhance this effort.

The Bank also plans to further develop its electronic banking force by continuing to enhance internet banking capability for both business and retail customers.

DATATRONIX FINANCIAL SERVICES, INC.

Datatronix Financial Services, Inc., a wholly-owned subsidiary, was incorporated in the State of Hawaii in June 2000 and opened for business on July 1, 2000. Datatronix offers item processing services to banks, thrifts, credit unions and other financial institutions in the State of Hawaii. As of December 31, 2001, Datatronix had three customers, with the Bank as its primary customer.

INTERNATIONAL SAVINGS AND LOAN ASSOCIATION, LIMITED

The Association was chartered by the Territory of Hawaii in 1925. The Association’s principal business consisted of attracting deposits from the general public and utilizing advances from the FHLB and other borrowings to fund its real estate lending activities, which consisted primarily of lending to one-to-four family residential properties. As mentioned previously, on July 1, 2000, the Association was merged with and into the Bank. With the merger, all Association loan and deposit accounts became Bank accounts. At June 30, 2000, the Association had total assets of $796.7 million.

FHLB BORROWINGS

A primary source of borrowings for the Company is advances from the FHLB. The Bank has credit line agreements allowing for both short- and long-term advances. The agreements permit the Bank to borrow up to 35% of total qualified assets, provided that adequate mortgage loans or investment securities are pledged as collateral. At December 31, 2001, the Company had $75.7 million in short-term advances from the FHLB ranging in maturity from January 2002 to June 2002 and rates from 2.01% to 5.12% and $214.4 million in long-term advances from the FHLB ranging in maturity from May 2002 to September 2014 and rates from 2.05% to 8.22%. Advances are priced at the date of advance as either fixed or LIBOR-based. See the Liquidity section of Management’s Discussion and Analysis as well as Notes J and K of Notes to the Company’s Consolidated Financial Statements for further information.

COMPETITION AND ECONOMIC ENVIRONMENT

The earnings and growth of the Company and its subsidiaries are affected by the changes in the monetary and fiscal policies of the United States (the “U.S.”), as well as by general, local, national and international economic conditions. The overall growth of loans and investments, deposit levels and interest rates are directly influenced by the monetary policies of the Federal Reserve System. Since these changes are generally unpredictable, it is difficult to ascertain the impact of such future changes on the operations of the Company and its subsidiaries.

The banking business is highly competitive. The Bank competes for deposits and loans with five other commercial banks and three other savings associations located in Hawaii. In addition to other commercial banks and savings associations, the Bank competes for savings and time deposits and certain types of loans with other financial institutions, such as consumer finance companies, credit unions, merchandise retailers, and a variety of financial service and advisory companies. The Bank also competes for mortgage loans with insurance and mortgage companies.

The economy of Hawaii is supported principally by tourism, governmental expenditures (primarily for the military), construction, and agriculture. The government has made certain strides in attempting to broaden the state’s economic base in the areas of diversified agriculture, biotechnology, information technology and film. A small island economy like that of Hawaii, which significantly depends on imports for consumption, is greatly influenced by the changes in external economic conditions. A key to the economic performance of the state is the health of the U.S. and Japan economies and, to a lesser extent, the economies of Canada, Europe and other Asian nations.

The events of September 11, 2001 have had a significant negative impact on the world, U.S. and Hawaii economies. Due to its dependence on tourism, Hawaii has been significantly affected by these events. For 2001, visitor arrivals declined 9.1% from the record high of 7 million visitors in 2000. Significant job losses have occurred in tourism and travel-related sectors and it is uncertain when Hawaii will rebound from the effects of September 11, 2001. At December 31, 2001, Hawaii’s unemployment rate stood at 4.9%, an improvement from the 5.5% in November 2001, but higher than the 3.6% jobless rate at December 31, 2000.

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

Bank Holding Company. The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a bank holding company, the Company’s activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related or incidental to banking and to certain expressly permitted nonbanking activities. In addition, with certain exceptions, the Company may not acquire, directly or indirectly, more than 5% of any class of the voting shares of, or substantially all of the assets of, a bank or any other company without the prior approval of the Federal Reserve Board.

The Bank. The Bank is organized under the laws of the State of Hawaii and is subject to significant regulation by the FDIC and the State of Hawaii Division of Financial Institutions of the Department of Commerce and Consumer Affairs. The Bank is also subject to significant federal and state regulation which materially affects its operations.

The Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires lenders to identify the communities served by the Company’s offices and to identify the types of credit the institution is prepared to extend within such communities. Under the CRA regulations of the FDIC and the other federal banking agencies, an institution’s performance in making loans and investments and maintaining branches and providing services in low- and moderate-income areas within the communities that it serves is evaluated. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.”

The Federal Home Loan Banks. Under the Federal Home Loan Bank Act, as amended, the ongoing stock investment requirement is equal to 0.3% of total assets, 1% of residential mortgages and mortgage-backed securities, or 5% of advances divided by the institution’s Qualifying Assets Ratio (“QAR”), whichever is higher. The institution’s QAR will determine a ratio of stock to borrowings (the higher the QAR, the lower the stock to borrowings requirement). The stock is recorded as a restricted investment security at par. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Company has pledged certain investments and loans to the FHLB as collateral for its advances.

Dividend Restrictions. The principal source of the Company’s cash flow has been dividend payments received from the Bank. Dividends paid to the Company by the Bank in 2001 totaled $6.3 million. Under the laws of Hawaii, payment of dividends by the Bank is subject to certain restrictions, and payment of dividends by the Company is likewise subject to certain restrictions.

The Company increased its quarterly dividend in the second quarter of 1999 to $0.07 per share from $0.06 per share and increased to $0.10 per share in the third quarter of 2000. The quarterly dividend was subsequently increased to $0.11 per share in the second quarter of 2001. The Company will continue to evaluate the dividend on a quarterly basis. In addition, applicable regulatory authorities are authorized to prohibit banks, thrifts and their holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The FRB has indicated that it would generally be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. Furthermore, an insured depository institution, such as the Bank, cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to its holding company if, thereafter, the depository institution would be undercapitalized.

Capital Standards. The Company and the Bank are subject to capital standards promulgated by the FRB, the FDIC, and the Hawaii Division of Financial Institutions. The minimum ratio of total capital to risk-weighted assets, provided for in the guidelines adopted by the FRB, including certain off-balance-sheet items such as standby letters of credit, is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of reserves for loan losses (“Tier 2 Capital”). The FDIC’s risk-based capital guidelines for state non-member banks of the Federal Reserve System are generally similar to those established by the FRB for bank holding companies.

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

FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital, less intangibles, to total assets, less intangibles.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, including restricting the payment of dividends. At December 31, 2001, the Company and the Bank exceeded applicable capital requirements. The consolidated capital position of the Company at December 31, 2001 was as follows:

	Company ratio	Minimum required ratio

Risk-based Capital:
Tier 1 capital ratio	11.32%	4.00%
Total capital ratio	12.58%	8.00%
Leverage ratio	8.31%	4.00%

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations, or both. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, Congress has passed legislation pursuant to which depositors are granted a preference over all other unsecured creditors in the event of the insolvency of a bank or thrift.

Affiliate Transactions. Unless an exemption applies, sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all transactions with an affiliate be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Safety and Soundness. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital to the extent feasible; (iii) a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulations, then such company will be required to submit a plan to its federal regulator specifying the steps it will take to correct the deficiency. The federal banking agencies have uniform rules concerning these standards.

Prompt Corrective Action. Under FDICIA, each federal banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. The extent of an agency’s power to take prompt corrective action depends upon whether an institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”

The federal banking agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA. Under the regulations, an institution shall be deemed to be (i) “well-capitalized” if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well-capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio of 4% or more or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

FDICIA authorizes the appropriate federal banking agency, after notice and an opportunity for a hearing, to treat an insured depository institution as if it had a lower capital-based classification if it is in an unsafe or unsound condition, engages in an unsafe or unsound practice or receives an unsatisfactory examination rating. Thus, a well-capitalized institution could be subjected to the restrictions of undercapitalized institutions.

An undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized; (ii) the capital levels to be attained each year; (iii) how the institution will comply with any regulatory sanctions then in effect against the institution; and (iv) the types and levels of activities in which the institution will engage. An undercapitalized institution is also generally prohibited from paying any management fee or dividends to its holding company, increasing its average total assets and is generally prohibited from making any acquisitions, establishing any new branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) amended the BHCA to create certain interstate banking and branching opportunities. Under the IBBEA, a bank holding company may acquire a bank located in any state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in insured depository institutions in the United States, or 30% of deposits in insured institutions in the state in which the bank to be acquired is located (unless the state waives the 30% deposit limitation or it is the initial entry into the state). The IBBEA permits individual states to restrict the ability of an out-of-state bank holding company or bank to acquire an in-state bank that has been in existence for less than five years and to establish a state concentration limit of less than 30% if such reduced limit does not discriminate against out-of-state bank holding companies or banks.

The IBBEA authorizes an “adequately-capitalized” bank, with the approval of the appropriate federal banking agency, to merge with another adequately-capitalized bank in any state that has not opted out of interstate branching. Such a bank may operate the target’s offices as branches if certain conditions are satisfied. The same national and state deposit concentration limits and applicable state minimum-existence restrictions which apply to interstate acquisitions (as discussed above) also apply to interstate mergers. The applicant also must comply with any non-discriminatory host state filing and notice requirements and demonstrate a record of compliance with applicable federal and state community reinvestment laws. Hawaii enacted an interstate branching and bank mergers law which expressly permits interstate branching under Sections 102 and 103 of the IBBEA.

Under the IBBEA, the resulting bank in an interstate merger may establish or acquire additional branches at any location in a state where any of the banks involved in the merger could have established or acquired a branch. A bank also may acquire one or more branches of an out-of-state bank without acquiring the target out-of-state bank if the law of the target’s home state permits such a transaction. In addition, the IBBEA permits a bank to establish a de novo branch in another state if the host state statutorily permits de novo interstate branching.

Hawaii law authorizes out-of-state banks to engage in “interstate merger transactions” (mergers and consolidations with and purchases of all or substantially all of the assets and branches of) with Hawaii banks, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii bank must have been in continuous operation for at least five years prior to such an acquisition, unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an “interstate merger transaction” (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) nor to open branches in Hawaii on a de novo basis. Hawaii law imposes no state deposit caps or concentration limits. It also permits the State Commissioner of Financial Institutions to waive, on a case-by-case basis, federal statewide concentration limits, in accordance with standards that do not discriminate against out-of-state banks.

The IBBEA also permits a bank subsidiary of a bank holding company to act as agent for other depository institutions owned by the same holding company for purposes of receiving deposits, renewing time deposits, closing or servicing loans and receiving loan payments.

Gramm-Leach Bliley Act. The Gramm-Leach-Bliley Act (the “GLB Act”) revised and expanded the existing BHCA and certain sections of the 1933 Glass-Steagall Act to permit a holding company system to engage in a full range of financial activities, including but not limited to, banking, insurance, securities, merchant banking and other activities incidental to financial services. The GLB Act permits the scope of financial and incidental activities to evolve with technology and competition. It also provides expanded financial affiliation opportunities for existing bank holding companies (“BHC”) and allows all financial holding companies to control a full-service insured bank. These expanded permissible activities are allowable for a BHC if it becomes a financial holding company (“FHC”). In order to become an FHC, a BHC must file a declaration with the FRB electing to engage in activities under the new BHCA Section 4(k) and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. An institution is “well-capitalized” if it meets the primary regulator’s definition for that status under the Federal Deposit Insurance Act for prompt corrective action purposes. Additionally, the FRB must determine that each depository institution controlled by an FHC has a satisfactory or better rating under the CRA in order for a company to become an FHC or for an FHC to engage in new financial activities or acquire, directly or indirectly, a company engaged in any activity under subsection (k) or (n). The FRB will be the overall regulatory agency and, along with the Department of Treasury, will have joint oversight to determine new financial activities of FHC companies. We have not elected FHC status.

It is anticipated that this change in legislation will serve to provide consumers added convenience and savings as FHCs will be able to provide “one-stop” shops for financial services. It also provides for added privacy for consumers as policies on collecting, using and protecting personal financial information must be disclosed in writing to customers and customers will have the option to block information sharing with unaffiliated third parties, such as telemarketing companies.

Depository Insurance. The FDIC has a premium schedule under which the assessment rate for a bank depends upon the risk classification the FDIC assigns the institution. This allows institutions with improving capital positions to benefit from the improvement by lower assessments, while requiring those whose capital is falling to pay higher assessments. The FDIC may raise an institution’s insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices.

Other Regulatory Considerations. The Bank is also subject to a wide array of other state and federal laws and regulations, including, without limitation, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer requirements, the Truth-in-Lending Act, the Truth-in-Savings Act and the Real Estate Settlement Procedures Act.

NUMBER OF EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries employed 524 persons, 467 on a full-time basis and 57 on a part-time basis. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreements.

STATISTICAL DISCLOSURES

Guide 3 of the “Guides for the Preparation and Filing of Reports” under the Exchange Act of 1934 sets forth certain statistical disclosures to be included in the “Description of Business” section of bank holding company filings with the Securities and Exchange Commission (the “SEC”).

The statistical information required is presented in the index shown below and as part of Items 6 or 7 of this Form 10-K for the fiscal year ended December 31, 2001. The tables and information contained therein have been prepared by the Company and have not been audited or reported upon by the Company’s independent accountants.

Disclosure Requirements

		Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential -
	A. Average balance sheets	12
	B. Analysis of net interest earnings	13
	C. Dollar amount of change in interest income and interest expense	13

II.	Investment Portfolio -
	A. Book value of investment securities	18
	B. Investment securities by maturities and weighted average yields	18

III.	Loan Portfolio -
	A. Types of loans	16
	B. Maturities and sensitivities of loans to changes in interest rates	16
	C. Risk elements
	1. Nonaccrual, past due and restructured loans	17
	2. Potential problem loans	17

IV.	Summary of Loan Loss Experience -
	A. Analysis of loss experience	14
	B. Breakdown of the allowance for loan losses	15

V.	Deposits -
	A. Average amount and average rate paid on deposits	18
	B. Maturity distribution of domestic time certificates of deposits of $100,000 or more	18

VI.	Return on Equity and Assets	9

VII.	Short-Term Borrowings and Long-Term Debt	19

ITEM  2.  PROPERTIES

The operations of the Bank are transacted through its main banking office and 20 branches. The Company’s facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates through the year 2067. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note H of Notes to the Company’s Consolidated Financial Statements.

ITEM  3.  LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

PART  II

ITEM  5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market System under the symbol “CBBI”. At March 1, 2002, the Company had approximately 4,000 common shareholders of record.

The following table sets forth quarterly high and low bid and dividend information on a per share basis for the Company’s common stock over the preceding two years per share amounts have been retroactively adjusted to reflect stock dividends:

	High	Low	Dividends

2001
First quarter	$31.59	$23.64	$0.10
Second quarter	36.00	29.09	0.11
Third quarter	38.15	30.25	0.11
Fourth quarter	35.95	32.06	0.11
2000
First quarter	$26.45	$21.22	$0.07
Second quarter	23.03	20.55	0.07
Third quarter	25.69	22.30	0.10
Fourth quarter	25.81	22.64	0.10

The Company’s ability to pay dividends is limited by certain restrictions generally imposed on Hawaii corporations. In general, dividends may be paid only out of a Hawaii corporation’s surplus, as defined in the Hawaii Revised Statutes, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company may pay dividends out of funds legally available at such times as the Board of Directors determines are appropriate.

ITEM  6.  SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2001	2000	1999	1998	1997

Income Statement Data:
Interest income	$128,254	$132,472	$111,233	$112,060	$112,529
Interest expense	57,448	71,478	52,717	53,811	53,859

Net interest income	70,806	60,994	58,516	58,249	58,670
Provision for credit losses	13,628	7,539	4,975	7,436	6,250

Net interest income after provision for credit losses	57,178	53,455	53,541	50,813	52,420
Noninterest income(1)	3,917	10,024	10,328	9,789	7,112
Noninterest expense(2)	51,695	46,679	58,336	46,768	47,557

Income before income taxes	9,400	16,800	5,533	13,834	11,975
Income tax expense	3,250	5,582	5,227	5,465	4,757

Net income	$6,150	$11,218	$306	$8,369	$7,218

Cash dividends	$1,441	$1,093	$931	$818	$1,863

End of Year Balance Sheet Data:
Total assets	$1,586,040	$1,721,602	$1,619,549	$1,428,438	$1,435,226
Total earning assets	1,516,583	1,633,545	1,506,732	1,318,294	1,346,368
Total loans	1,242,942	1,301,358	1,152,731	1,079,297	1,075,598
Total deposits	1,138,435	1,218,463	1,106,145	1,084,610	1,008,728
Long-term debt	214,424	181,563	225,140	171,087	141,048
Stockholders’ equity	133,762	123,162	114,691	132,372	125,065
Average Balances:
Total assets	$1,678,679	$1,667,243	$1,491,947	$1,424,793	$1,399,719
Total earning assets	1,598,964	1,583,704	1,391,681	1,343,524	1,338,769
Total loans	1,296,274	1,236,305	1,077,769	1,063,541	1,061,925
Total deposits	1,193,758	1,154,075	1,082,642	1,038,751	955,203
Long-term debt	235,028	205,877	205,098	168,934	113,414
Stockholders’ equity	128,666	118,132	127,567	128,889	122,419
Common Stock Data:
Per share (diluted)(3):
Net income	$1.74	$3.17	$0.08	$2.16	$1.87
Cash dividends declared	0.43	0.34	0.27	0.23	0.53
Book value (at December 31)	38.75	35.13	32.10	34.21	32.33
Market price (close at December 31)	35.25	23.36	26.26	27.35	38.30
Average shares outstanding	3,538,650	3,536,614	3,782,990	3,876,534	3,868,857
Selected Ratios:
Return on average:
Total assets	0.37%	0.67%	0.02%	0.59%	0.52%
Stockholders’ equity	4.78	9.50	0.24	6.49	5.90
Dividend payout ratio	23.43	9.74	304.25	9.77	25.81
Average stockholders’ equity to average total assets	7.66	7.09	8.55	9.05	8.75
Year ended December 31:
Net interest margin (taxable equivalent basis)	4.48	3.91	4.25	4.36	4.40
Net loans charged off to average loans	0.90	0.65	0.45	0.57	0.50
Noninterest expense to average assets	3.08	2.80	3.91	3.28	3.40
At December 31:
Risk-based capital ratios:
Tier I	11.32	12.04	11.95	13.54	12.73
Total	12.58	13.29	13.21	14.80	13.99
Tier I leverage ratio	8.31	8.01	7.69	8.65	7.46
Allowance for credit losses to total loans	1.57	1.34	1.56	1.65	1.52
Nonperforming assets to total loans	1.65	1.43	1.58	2.02	2.62
Nonperforming assets to total assets	1.29	1.08	1.12	1.53	1.96
Allowance for credit losses to nonperforming loans	123.24	115.35	152.28	133.95	66.86

(1)	Includes after-tax impairment charges on asset-backed securities of $6,423,000 incurred in 2001.

(2)	Includes after-tax restructuring and merger-related charges of $932,000 and write-off of goodwill of $7,873,000 incurred in 1999.

(3)	Common stock data retroactively adjusted for 10% stock dividend paid in 2001.

ITEM  7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements relating to future results of the Company (including certain projections and business trends) that are considered “forward-looking statements.” Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s market, equity and bond market fluctuations, personal and corporate customers’ bankruptcies and financial condition, inflation and results of litigation. Accordingly, historical performance, as well as reasonably applied projections and assumptions, may not be a reliable indicator of future earnings due to risks and uncertainties. As circumstances, conditions or events change that affect the Company’s assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

RECENT ECONOMIC DEVELOPMENTS

The events of September 11, 2001 have had a significant impact on the world, U.S. and Hawaii economies. For 2001, visitor arrivals declined 9.1% from the record high of 7 million visitors in 2000. Significant job losses have occurred in tourism and travel- related sectors and it is uncertain when Hawaii will rebound from the effects of September 11, 2001. At December 31, 2001, Hawaii’s unemployment rate stood at 4.9%, an improvement from the 5.5% in November 2001, but higher than the 3.6% jobless rate at December 31, 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its investments, loans and allowance for loan losses, intangible assets, income taxes, contingencies, and litigation. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies require significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Credit Losses. The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers’ ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

Impairment of Investments. The realization of the Company’s investment in certain mortgage/asset-backed securities and collateralized loan and bond obligations is dependent on the credit quality of the underlying borrowers and yields demanded by the marketplace. Increases in market interest rates and deteriorating credit quality of the underlying borrowers because of adverse conditions may result in additional losses. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Since several of these investments do not have a liquid trading market, management’s estimate of value is based upon estimates of future returns that may or may not actually be realized. Accordingly, under different assumptions, the value could be adversely affected. As of December 31, 2001, approximately $36.1 million of these assets were carried on the books of the Company.

Deferred Tax Assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This requires an objective as well as a subjective judgment by management. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

Consolidated net income for 2001 was $6.2 million, a decrease of $5.1 million, or 45.2%, from 2000. Diluted earnings per share was $1.74 in 2001, as compared to $3.17 in 2000. All per share amounts have been restated for the effect of the 10% stock dividend paid in June 2001.

Based on the adoption of new accounting principles in 2001, the Company recorded impairment charges of $10.6 million ($6.4 million after-tax) for the year ended December 31, 2001 related to certain securities in its investment portfolio. See Note A — “Change in Accounting Principles” of Notes to the Company’s Consolidated Financial Statements for further discussion.

Operating earnings (defined as consolidated net income excluding after-tax impairment charge) was $12.6 million in 2001, an increase of 12.1%, or $1.4 million, over 2000. Diluted operating earnings per share was $3.55 in 2001, an increase of 12.0%, over last year.

Net interest income was $70.8 million for 2001, an increase of $9.8 million, or 16.1%, compared to 2000. The increase in the net interest income was primarily due to an increase in the net interest margin, which increased to 4.48%, or 57 basis points, for 2001 and a $36.0 million increase in net earning assets.

Noninterest income, excluding impairment charges, was $14.6 million for 2001, an increase of $4.6 million, or 45.2%, compared to the same periods in 2000. The increase was primarily due to: (i) an increase of $1.8 million in service charges and fees due to higher volume; and (ii) an increase of $2.9 million on gains from the sales of securities and loans.

Noninterest expense was $51.7 million for 2001, an increase of $5.0 million, or 10.7%, compared to 2000. The increase was primarily due to an increase in salaries and benefits (due to higher incentive-based compensation) and an increase in other noninterest expense, partially offset by a decrease in net occupancy expense. The efficiency ratio (exclusive of the impairment charges) improved from 64.89% in 2000 to 59.86% in 2001.

The Company’s efficiency ratio (calculated as noninterest expense, amortization of goodwill and other intangible assets and nonrecurring charges as a percentage of total operating revenue minus impairment charges) was 59.9%, 64.9% and 69.8% in 2001, 2000 and 1999, respectively.

The provision for credit losses was $13.6 million, $7.5 million and $5.0 million in 2001, 2000 and 1999, respectively. Net charge-offs to average loans and leases were 0.90%, 0.65% and 0.45% for 2001, 2000 and 1999, respectively. The allowance for credit losses was $19.5 million, or 1.57% of total loans and leases, at December 31, 2001, compared with $17.4 million, or 1.34%, at December 31, 2000. Nonperforming assets totaled 1.29%, 1.08% and 1.12% of total assets as of December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company’s ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 11.32% and 12.58%, respectively, compared with 12.04% and 13.29%, respectively, at December 31, 2000. These ratios were in excess of the “well-capitalized” ratios of 6.00% and 10.00%, respectively, specified by the Federal Reserve Board.

Consolidated net income for 2000 increased $10.9 million over 1999 primarily due to the one-time charges recorded in 1999 related to the merger of the Bank and Association and the change in its method of accounting for goodwill — see Note B of Notes to Consolidated Financial Statements. Operating earnings (defined as consolidated net income excluding after-tax restructuring and merger-related changes and write-off of goodwill) were $11.2 million in 2000, an increase of $2.1 million, or 23.1%, over 1999. Diluted operating earnings per share for 2000 was $3.17 compared to $2.41 in 1999. The increase in 2000 operating earnings was primarily due to a decrease in noninterest expenses.

NET INTEREST INCOME

Net interest income is the largest single component of the Company’s earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a taxable equivalent basis, was $71.6 million in 2001, an increase of $9.8 million, or 15.8%, over 2000. During 2001, the Company’s net interest margin increased to 4.48%, compared to 3.91% for 2000.

As summarized on Table 2, the $9.8 million increase in net interest income for 2001 consisted of a $14.0 million decrease in interest expense offset by a $4.2 million decrease in interest income.

The average yield on earning assets in 2001 decreased by 35 basis points to 8.07% and the average balance of earning assets increased by $15.3 million. The $4.2 million decrease in interest income was primarily due to the $47.3 million decrease in the average balance of taxable investment and mortgage/asset-backed securities.

In 2001, interest costs on interest-bearing deposits and liabilities decreased to $57.4 million, the average balance of interest-bearing deposits and liabilities decreased by $20.8 million and the average cost of funds decreased by 93 basis points to 4.11%. The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable equivalent basis. The taxable equivalent adjustment is made for items exempt from federal income taxes (assuming a 35% tax rate) to make them comparable with taxable items before any income taxes are applied.

Net interest income, on a taxable equivalent basis, was $61.8 million in 2000, an increase of $2.8 million, or 4.7%, from 1999. During 2000, the Company’s net interest margin declined to 3.91%, compared to 4.25% for 1999. This decrease was due to a 76 basis point increase in the cost of funds, partially offset by a 39 basis point increase in the yield on average earning assets.

Average earning assets increased $192.0 million, or 13.80%, in 2000 over 1999. Average interest-bearing deposits and liabilities increased $185.1 million, or 15.0%, in 2000 over 1999.

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES

	2001			2000			1999

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$1,030	$54	5.24%	$393	$28	7.12%	$23,004	$1,093	4.75%
Federal funds sold and securities purchased under agreement to resell	9,871	397	4.02	7,959	497	6.24	5,908	309	5.23
Taxable investment and mortgage/asset-backed securities	260,867	17,538	6.72	308,011	21,701	7.05	264,783	18,272	6.90
Nontaxable investment securities	30,922	2,389	7.73	31,036	2,386	7.69	20,217	1,592	7.87
Loans(1)	1,296,274	108,715	8.39	1,236,305	108,713	8.79	1,077,769	90,547	8.40

Total earning assets	1,598,964	129,093	8.07	1,583,704	133,325	8.42	1,391,681	111,813	8.03

Nonearning assets:
Cash and due from banks	28,835			34,826			44,624
Premises and equipment	18,372			18,077			13,338
Other assets	51,004			48,884			60,448
Less allowance for credit losses	(18,496)			(18,248)			(18,144)

Total assets	$1,678,679			$1,667,243			$1,491,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings deposits	$412,331	$8,927	2.17%	$367,793	$10,063	2.74%	$364,366	$8,927	2.45%
Time deposits	651,344	30,511	4.68	672,234	37,041	5.51	599,920	28,645	4.77
Short-term borrowings	97,428	5,095	5.23	171,006	11,370	6.65	62,390	3,282	5.26
Long-term debt	235,028	12,915	5.50	205,877	13,004	6.32	205,098	11,863	5.78

Total interest-bearing deposits and liabilities	1,396,131	57,448	4.11	1,416,910	71,478	5.04	1,231,774	52,717	4.28

Noninterest-bearing liabilities:
Demand deposits	130,083			114,048			118,356
Other liabilities	23,799			18,153			14,250

Total liabilities	1,550,013			1,549,111			1,364,380
Stockholders’ equity	128,666			118,132			127,567

Total liabilities and stockholders’ equity	$1,678,679			$1,667,243			$1,491,947

Net interest income and margin on total earning assets		71,645	4.48%		61,847	3.91%		59,096	4.25%
Taxable equivalent adjustment		(839)			(853)			(580)

Net interest income		$70,806			$60,994			$58,516

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

TABLE 2: INTEREST DIFFERENTIAL

	2001 Compared to 2000			2000 Compared to 1999
	Increase (Decrease)			Increase (Decrease)
	due to Change in:(1)			due to Change in:(1)

(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Earning assets:
Interest-bearing deposits in other banks	$45	$(19)	$26	$(1,074)	$9	$(1,065)
Federal funds sold and securities purchased under agreements to resell	119	(219)	(100)	107	81	188
Taxable investment and mortgage/asset-backed securities	(3,322)	(841)	(4,163)	2,983	446	3,429
Nontaxable investment securities	(9)	12	3	852	(58)	794
Loans(2)	5,273	(5,271)	2	13,318	4,848	18,166

Total earning assets	2,106	(6,338)	(4,232)	16,186	5,326	21,512
Interest-bearing liabilities:
Savings deposits	1,219	(2,355)	(1,136)	84	1,052	1,136
Time deposits	(1,151)	(5,379)	(6,530)	3,453	4,943	8,396
Short-term borrowings	(4,892)	(1,383)	(6,275)	5,714	2,374	8,088
Long-term debt	1,841	(1,930)	(89)	45	1,096	1,141

Total interest-bearing deposits and liabilities	(2,983)	(11,047)	(14,030)	9,296	9,465	18,761

Increase (decrease) in net interest income (taxable equivalent basis)	$5,089	$4,709	$9,798	$6,890	$(4,139)	$2,751

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONINTEREST INCOME

Noninterest income totaled $3.9 million, $10.0 million and $10.3 million in 2001, 2000 and 1999, respectively. Excluding the impairment charge on asset backed securities in 2001, total noninterest income was $14.6 million as compared to $10.0 million in 2000 and $10.3 million in 1999. Net gains on sales of loans increased to $2.1 million in 2001 from $537,000 in 2000. Net realized gains on sales of securities increased to a net gain of $931,000 in 2001 from a net loss of $421,000 in 2000. There was a $911,000 increase in service charges on deposit accounts in 2001 as a result of the Company’s concerted effort to increase fee income related to deposit and credit products.

Total noninterest income decreased $304,000, or 2.9%, from 1999 to 2000. Net realized gains on sales of loans decreased from $2.7 million in 1999 to $537,000 in 2000. Net realized gains on sales of securities decreased from a net loss of $32,000 in 1999 to a net loss of $421,000 in 2000. Such decreases were partially offset by an $840,000 increase in service charges and fees on deposit accounts.

The following table sets forth information by category of noninterest income for the years indicated:

(in thousands)	2001	2000	1999

Service charges on deposits	$3,811	$2,900	$2,060
Other service charges and fees	4,897	4,044	3,979
Net realized gains (losses) on sales of securities	931	(421)	(32)
Net gains (losses) on sales of loans	2,060	537	2,744
Earnings on bank-owned life insurance	1,359	1,383	777
Impairment on asset-backed securities	(10,642)	—	—
Other	1,501	1,581	800

Total	$3,917	$10,024	$10,328

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes changes in the allowance for credit losses for the years indicated:

(dollars in thousands)	2001	2000	1999	1998	1997

Balance at beginning of year	$17,447	$17,942	$17,771	$16,365	$15,431
Charge-offs:
Commercial and financial	9,052	3,138	442	533	2,489
Real estate — mortgage	2,034	4,378	4,085	5,854	2,315
Installment and consumer	1,342	1,490	896	737	1,121

Total charge-offs	12,428	9,006	5,423	7,124	5,925

Recoveries:
Commercial and financial	108	170	94	107	233
Real estate — mortgage	399	537	314	534	26
Installment and consumer	310	265	211	453	350

Total recoveries	817	972	619	1,094	609

Net loans charged-off	11,611	8,034	4,804	6,030	5,316
Provision for credit losses	13,628	7,539	4,975	7,436	6,250

Balance at end of year	$19,464	$17,447	$17,942	$17,771	$16,365

Net charge-offs to average loans outstanding	0.90%	0.65%	0.45%	0.57%	0.50%
Allowance for credit losses to year-end loans	1.57%	1.34%	1.56%	1.65%	1.52%
Allowance for credit losses to year-end nonperforming loans	123.24%	115.35%	152.28%	133.95%	66.86%

The provision for credit losses is based upon periodic evaluations by management as to the adequacy of the allowance for credit losses. In these evaluations, management considers numerous factors including, but not limited to, current economic conditions, loan portfolio composition, loan loss experience and management’s estimate of potential losses. These various analyses lead to a determination of the amount needed in the allowance for credit losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such amount. Thus, the provision for credit losses may fluctuate and may not be comparable from year to year.

Provision for credit losses was $13.6 million in 2001, an increase of $6.1 million, or 80.8%, over 2000. The Company’s allowance for credit losses increased to $19.5 million at December 31, 2001, from $17.4 million at December 31, 2000 and $17.9 million at December 31, 1999. The allowance for credit losses as a percentage of total loans was 1.57% at December 31, 2001, compared to 1.34% and 1.56% at December 31, 2000 and 1999, respectively.

Allowance for credit losses as a percentage of nonperforming loans increased to 123.24% at December 31, 2001 from 115.35% at December 31, 2000. The increase was primarily due to the increase in the provision for credit losses, which was increased following the events of September 11, 2001. Following September 11, 2001, management reviewed the portfolio and identified certain borrowers in sectors who may be impacted by the slowing of Hawaii’s economy — see previous discussion in Recent Economic Developments. As of December 31, 2001, the credit exposure to these borrowers was approximately $60.0 million. These borrowers, as well as the portfolio in general, are being closely monitored to assess the continued impact, if any, of September 11, 2001.

The net investment in loans that are considered to be impaired was $20.3 million at December 31, 2001, a decrease of $4.9 million from the $25.2 million at December 31, 2000. Additional information on impaired loans is presented in Note F of Notes to the Company’s Consolidated Financial Statements.

In management’s judgment, the allowance for credit losses was adequate to absorb potential losses currently inherent in the loan portfolio at December 31, 2001. However, changes in prevailing economic conditions (including the effect of the September 11, 2001 events) in the Company’s markets or in the financial condition of its customers could alter the level of nonperforming assets and charge-offs in the future and, accordingly, affect the allowance for credit losses.

The allowance for credit losses has been allocated by the Company’s management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at December 31 for the years indicated:

	2001		2000		1999		1998		1997

(dollars in thousands)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)

Commercial & financial	$11,208	19.19%	$10,303	19.40%	$7,359	19.55%	$4,539	19.41%	$3,718	17.67%
Real estate — construction	487	4.41	—	2.06	—	1.31	—	2.59	—	3.89
Real estate — mortgage	4,856	65.05	4,755	69.54	7,680	71.17	9,519	69.31	10,744	70.91
Installment & consumer	860	11.35	483	9.00	1,432	7.97	1,264	8.69	476	7.53
Unallocated	2,053	n/a	1,906	n/a	1,471	n/a	2,449	n/a	1,427	n/a

Total	$19,464	100.00%	$17,447	100.00%	$17,942	100.00%	$17,771	100.00%	$16,365	100.00%

(1)	Represents percentage of loans in each category to total loans.

NONINTEREST EXPENSE

The following table sets forth information by category of noninterest expense for the years indicated:

(dollars in thousands)	2001	2000	1999

Salaries and employee benefits	$23,111	$20,832	$20,427
Net occupancy expense	6,588	7,000	8,022
Equipment expense	3,469	3,070	3,441
Legal and professional fees	4,147	4,043	3,224
Advertising and promotion	2,997	2,436	2,181
Stationery and supplies	1,004	1,002	1,347
Provision for other real estate owned losses	150	243	927
Deposit insurance premiums	227	512	652
Restructuring and merger-related charges and write-off of goodwill	—	—	9,424
Other	10,002	7,541	8,691

Total	$51,695	$46,679	$58,336

Total noninterest expense as a percentage of average assets	3.08%	2.80%	3.91%

Noninterest expense increased $5.0 million, or 10.7%, in 2001, as compared to 2000. The Company’s operating expense ratio, which is a commonly used indicator of operating efficiency, increased to 3.1% in 2001, as compared to 2.8% in 2000.

Salaries and employment benefits increased by $2.3 million, or 10.9%, in 2001, to $23.1 million, compared to $20.8 million in 2000. The increase in salaries and employee benefits over 2000 was due to higher incentive-based compensation in 2001.

Net occupancy expense was $6.6 million in 2001, which compares to $7.0 million in 2000. The decrease in net occupancy expense in 2001 was primarily attributable to the decreased net expenses of the Company’s leased facilities. Down-sized branches and renegotiated lease agreements resulted in decreased rent expense.

Equipment expense increased by $399,000, or 13.0%, in 2001, primarily due to a $300,000 refund of certain software lease payments received in the first quarter of 2000.

Legal and professional fees increased by $104,000, or 2.6%, in 2001, primarily due to an increase in fees related to certain management consulting projects.

Deposit insurance premiums amounted to $227,000 in 2001, compared to $512,000 in 2000, reflecting a decrease in the assessment rate.

Total noninterest expense, excluding restructuring and merger-related charges and write-off of goodwill, decreased $2.2 million, or 4.6%, from 1999 to 2000. The primary reason for the decrease in noninterest expense was the $1.0 million decrease in net occupancy expense, which was offset by the $819,000 increase in legal and professional fees.

INCOME TAXES

Total income tax expense of the Company was $3.3 million, $5.6 million and $5.2 million in 2001, 2000 and 1999, respectively. The corresponding effective income tax rate was 34.6%, 33.2% and 94.5%, respectively. The significant decline in the effective tax rate in 2000 as compared to 1999 was primarily due to: (i) the elimination of goodwill amortization in 2000 due to the write-off in December 1999 and (ii) the utilization of capital losses (against capital gains). Note N of Notes to the Company’s Consolidated Financial Statements presents a reconciliation of the Company’s effective and statutory income tax rates.

LOAN PORTFOLIO

Total loans at December 31, 2001 decreased to $1,197.3 million, a $75.6 million, or 5.9%, decrease from the previous year-end. The decrease in total loans was primarily due to decreases in commercial and financial and real-estate mortgage loans, partially offset by increases in real estate - construction and installment and consumer loans.

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

(in thousands)	2001	2000	1999	1998	1997

Commercial and financial	$229,824	$246,877	$224,660	$191,128	$186,418
Real estate — construction	52,750	26,237	15,096	25,453	41,069
Real estate — mortgage	778,853	885,262	818,010	682,313	747,897
Installment and consumer	135,901	114,562	91,647	85,562	79,363

	$1,197,328	$1,272,938	$1,149,413	$984,456	$1,054,747

Commercial and financial. Loans outstanding in this category decreased to $229.8 million, a decrease of $17.1 million, or 6.9%, over year-end 2000. Loans in this category are primarily loans to small- and medium-sized businesses and professionals doing business in Hawaii. These loans have been made primarily on a collateralized basis. Typically, real estate serves as collateral as well as equipment, receivables and personal assets as deemed necessary.

Real estate — mortgage. Real estate — mortgage loans decreased to $778.9 million at December 31, 2001, a decrease of $106.4 million, or 12.0%, over year-end 2000. This occurrence was a reflection of the falling interest rate environment experienced in 2001 and the related prepayments. The average size of loans in this category at December 31, 2001 was $177,000.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the contractual maturities of the Company’s loan portfolio by category (excluding “real estate-mortgage” and “installment and consumer”) at December 31, 2001. Demand loans are included as due within one year:

		After 1 but
(in thousands)	Within 1 year	Within 5 years	After 5 years	Total

Commercial and financial	$130,073	$69,008	$30,743	$229,824
Real estate — construction	40,820	11,221	709	52,750

	$170,893	$80,229	$31,452	$282,574

The following table sets forth the interest rate sensitivity of the above amounts due after one year at December 31, 2001:

(in thousands)	Fixed Rate	Variable Rate	Total

After 1 but within 5 years	$65,230	$14,999	$80,229
After 5 years	31,043	409	31,452

	$96,273	$15,408	$111,681

RISK ELEMENTS IN LENDING ACTIVITIES

Nonperforming (nonaccrual) assets and past due and restructured loans at December 31 are reflected below for the years indicated:

(dollars in thousands)	2001	2000	1999	1998	1997

Nonperforming loans:
Commercial	$7,034	$6,268	$1,831	$1,291	$1,207
Real estate:
Commercial	2,438	3,030	518	933	2,997
Residential	6,174	5,827	8,992	10,803	20,010

Total real estate loans	8,612	8,857	9,510	11,736	23,007

Consumer	148	—	441	240	261

Total nonperforming loans	15,794	15,125	11,782	13,267	24,475
Other real estate owned	4,674	3,458	6,385	8,583	3,686

Total nonperforming assets	$20,468	$18,583	$18,167	$21,850	$28,161

Past due loans:
Commercial	$—	$975	$96	$2,433	$15
Real estate	2,190	473	3,481	3,602	3,569
Consumer	1,464	1,256	592	381	490

Total past due loans(1)	$3,654	$2,704	$4,169	$6,416	$4,074

Restructured loans:
Commercial	$2,214	$4,153	$4,440	$—	$—
Real estate:
Commercial	—	—	1,231	1,284	—
Residential	8,629	11,730	11,280	11,108	424

Total restructured loans(2)	$10,843	$15,883	$16,951	$12,392	$424

Nonperforming assets to total loans and other real estate owned (end of year):
Excluding 90 days past due accruing loans	1.64%	1.42%	1.57%	2.01%	2.61%
Including 90 days past due accruing loans	1.93%	1.63%	1.93%	2.60%	2.99%
Nonperforming assets to total assets (end of year):
Excluding 90 days past due accruing loans	1.29%	1.08%	1.12%	1.53%	1.96%
Including 90 days past due accruing loans	1.52%	1.24%	1.38%	1.98%	2.25%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans increased to $15.8 million at December 31, 2001, an increase of $669,000, or 4.4%, over the $15.1 million at year-end 2000. The increase in nonperforming loans was primarily due to a $766,000 increase in the nonperforming commercial loan category.

At December 31, 2001, Other real estate owned (net of valuation allowance) amounted to $4.7 million, an increase of $1.2 million, or 35.2%, from the prior year-end. The increase was primarily due to a $1.0 million residential property foreclosed in 2001.

Past due loans which are still accruing interest increased $950,000, or 35.1%, to $3.7 million at December 31, 2001. The increase is primarily due to the addition of a $1.4 million residential real estate loan in 2001. Substantially all loans in this category are both well-collateralized and in the process of collection.

Restructured loans decreased $5.0 million, or 31.7%, as compared to 2000, primarily due to (i) commercial loan category charge-offs and transfer to foreclosure of $1.2 million and $1.6 million, respectively; and (ii) residential loan category reclassification to nonperforming loans of $1.9 million.

At December 31, 2001, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

DEPOSITS

The Company competes for deposits in Hawaii principally by providing quality customer service at its branch offices.

The Company has a network of 21 branch offices which seek to provide a stable core deposit base. The deposit base provided by these branches consists of interest- and noninterest-bearing demand and savings accounts, money market certificates and time certificates of deposit.

The average daily amount of deposits and the average rate paid on such deposit categories is summarized below:

	2001		2000		1999

(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$130,083	—%	$114,048	—%	$118,356	—%
Interest-bearing demand deposits	256,882	2.29	209,507	3.11	198,379	2.55
Savings	155,449	1.97	158,286	2.25	165,987	2.33
Time deposits	651,344	4.68	672,234	5.51	599,920	4.77

Total	$1,193,758	3.30%	$1,154,075	4.08%	$1,082,642	3.47%

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 2001 is summarized below:

(in thousands)

3 months or less	$119,038
Over 3 months through 6 months	47,358
Over 6 months through 12 months	47,875
Over 12 months	28,077

Total	$242,348

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO

The following table sets forth the book value and the distribution by category of investment securities at December 31 for the years indicated:

(in thousands)	2001	2000	1999

Held-to-maturity
Corporate bonds	$24,830	$—	$—
Mortgage-backed securities	1,170	—	—

Total	$26,000	$—	$—

Available-for-sale
U.S. Treasury and other U.S government agencies and corporations	$5,450	$16,068	$15,795
State and political subdivisions	33,204	33,100	30,353
Mortgage/asset-backed securities	164,909	248,921	270,350

Total	$203,563	$298,089	$316,498

FHLB stock	$32,406	$32,430	$31,727

The following table sets forth the maturities of investment securities at December 31, 2001 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

			After 1 but		After 5 but
	Within 1 year		within 5 years		within 10 years		After 10 years

(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held-to-maturity
Corporate bonds	$—	—%	$24,830	4.48%	$—	—%	$—	—%
Mortgage-backed securities	—	—	—	—	—	—	1,170	6.15

Total	$—	—%	$24,830	4.48%	$—	—%	$1,170	6.15%

Available-for-sale
U.S. Treasury and other U.S government agencies and corporations	$—	—%	$5,142	6.38%	$—	—%	$—	—%
State and political subdivisions	—	—	—	—	5,632	6.07	27,285	5.01
Mortgage/asset-backed securities	14	8.32	5,362	7.10	36,339	5.06	122,114	6.64

Total	$14	8.32%	$10,504	6.45%	$41,971	5.33%	$149,399	5.55%

A table setting forth information regarding investment and mortgage/asset-backed securities, including estimated fair value and carrying value of such securities is included in Note D of Notes to the Company’s Consolidated Financial Statements.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal funds purchased generally mature on the day following the date of purchase.

Advances from the FHLB were made under a credit line agreement totaling $412.4 million, of which $122.2 million was undrawn at December 31, 2001. See Notes J and K of Notes to the Company’s Consolidated Financial Statements.

At December 31, 2001, there were five long-term FHLB advances totaling $103.0 million, callable between March 2003 and August 2006.

FINANCIAL CONDITION

Total assets at December 31, 2001 were $1,586.0 million, a decrease of $135.6 million, or 7.9%, from 2000. The decrease was due primarily to a decline in loans and investments of $75.6 million, or 5.9%, and $68.5 million, or 20.7%, respectively, and consisting predominantly of longer-term fixed rate or prime-based loans and mortgage/asset-backed securities. Cash flows from this asset decrease was offset by an $80.0 million, or 6.6% decrease in total deposits ($186.8 million decrease in time deposits, offset by a $106.8 million increase in demand deposits). The remaining cash flows have been used to pay down maturing advances. These changes have made the balance sheet less liability-sensitive and better positioned if there is an upward movement in interest rates.

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

To ensure liquidity on a short-term basis, the Company’s primary sources are cash or cash equivalents, loan repayments, proceeds from the sale of assets available for sale, increases in deposits, proceeds from maturing securities and, when necessary, federal funds purchased, brokered deposits and credit arrangements with correspondent banks and the FHLB. Maturities of investment securities are also structured to cover large commitments and seasonal fluctuations in credit arrangements.

At December 31, 2001, the Company had advances outstanding from the FHLB of $290.1 million (20.0% of total liabilities) compared to $350.5 million (21.9% of total liabilities) at December 31, 2000. The maximum amount of advances from the FHLB that the Company had outstanding at any month-end during such periods was $354.2 million. As of December 31, 2001, the Bank had available unused credit lines of $122.2 million from the FHLB. During 2002, $75.7 million of short-term and $35.0 million of long-term borrowings from the FHLB will mature — see Note K of Notes to the Company’s Consolidated Financial Statements for future maturities of long-term borrowings from the FHLB. It has been the Company’s general practice to satisfy maturing obligations to the FHLB in part by additional advances under its credit line agreement with the FHLB. The credit line agreements have normal FHLB default provisions which, among other matters, accelerate the maturity date if there is a material adverse change to the financial condition of the Bank and/or if repayment ability becomes impaired. The Company’s ability to continue to draw upon this credit line and avoid an acceleration of the maturity dates is dependent upon the Company’s continued adequate financial condition and fulfillment of collateral requirements. As of December 31, 2001, these borrowings were collateralized by $497.1 million in loans and all stock in the FHLB. In the remote case that the FHLB ceases to make advances available as a reliable source of liquidity, the Company would be required to repay the advances as they mature or are accelerated from other sources of funds in order to avoid the risk that the security pledged as collateral for the advances might be taken by the FHLB. Management believes that the Company could obtain other sources of funding, such as through repurchase agreements, brokered CDs, federal fund lines with other correspondent banks or lines of credit with the Federal Reserve System in order to meet such repayment requirements.

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company’s operating activities provided $9.4 million in 2001, a decrease of $8.6 million from the $18.1 million provided in 2000. The primary source of cash flows from operations in 2001 was the sale of $172.5 million of loans held for sale, which amounted to $59.0 million at December 31, 2000.

The Company’s most liquid assets are cash, interest bearing deposits, Federal funds sold and investment securities and loans held for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At December 31, 2001, cash, interest-bearing deposits, Federal funds sold and available for sale investment and mortgage/asset-backed securities totaled $237.6 million, a decrease of 30.1% from $339.9 million at December 31, 2000.

Investing activities provided (used) cash flow of $122.2 million in 2001, $(133.4) million during 2000, and $(221.3) million in 1999. The primary source of cash for investing activities in 2001 was proceeds of sales and maturities of available-for-sale securities of $98.4 million.

Financing activities provided (used) cash flow of $(149.4) million in 2001, $88.6 million during 2000, and $198.4 million in 1999. During 2001, proceeds from long-term debt of $151.2 million was the primary source of cash flows from financing activities.

At any time, the Company has outstanding commitments to extend credit. See Note Q of Notes to the Company’s Consolidated Financial Statements. See Note P of Notes to the Company’s Consolidated Financial Statements for further discussion and disclosure of risk management activities.

CAPITAL RESOURCES

During 2000, Citibank Properties, Inc. (“CB Properties”), a wholly-owned subsidiary of the Bank, elected to be taxed as a real estate investment trust (“REIT”). On July 18, 2000, CB Properties issued 120 shares of Series A Preferred Stock, 10,000 shares of Series B

Preferred Stock, and 55,000 shares of Series C Preferred Stock at $1,000 per share in exchange for approximately $150 million in participation interests in mortgage loans and mortgage-related securities less the assumption of $85 million in advances made from the FHLB to the Bank. This transaction was recorded as minority interest for financial statement purposes and classified as Tier 1 capital for regulatory purposes pursuant to guidelines set forth by the FDIC. CB Properties’ business objective is to acquire, hold, finance and manage qualifying REIT assets. During 2001, CB Properties issued 1.7 million shares of common stock in exchange for approximately $128 million in participation interests in mortgage loans and mortgage-related securities, less the cancellation of $61.3 million in debt owed by CB Properties to the Bank. On August 21, 2000, the Bank sold 7,000 shares of Series B Preferred Stock to third party investors, of which 4,400 shares were repurchased at par value during 2001.

The Company has a strong capital base with a Tier I capital ratio of 11.32% at December 31, 2001. This is well above the minimum regulatory guideline of 4.00% for Tier I capital. Bank holding companies are also required to comply with risk-based capital guidelines as established by the FRB. Risk-based capital ratios are calculated with reference to risk-weighted assets that include both on and off-balance sheet exposures. A company’s risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator). The minimum required qualifying Total Capital ratio is 8%. As of December 31, 2001, the Company’s total capital to risk-adjusted assets ratio was 12.58%.

During the second quarter of 1999, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to 10%, or approximately 360,000 shares, of its 3.6 million shares of common stock outstanding. When the stock repurchase program was terminated in 2000, 353,495 shares had been repurchased at prices ranging from $23.69 to $33.63 per share, at a total cost of $10.6 million.

EFFECTS OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rate changes have a more significant impact on the Company’s performance than the effects of general levels of inflation.

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Operating earnings for the fourth quarter of 2001 were $3.3 million, or $0.92 per diluted share, a 10.3% increase over operating earnings of $3.0 million, or $0.86 per diluted share, for the same quarter in 2000. Operating cash earnings for the fourth quarter of 2001 were $3.4 million, or $0.95 per diluted share, a 10.0% increase over the same quarter in 2000.

During the fourth quarter of 2001, the Company recorded an impairment charge of $4.0 million ($2.5 million after tax) related to certain securities in its investment portfolio. Inclusive of this charge, the Company had net income of $885,000, or $0.24 per diluted share, in the fourth quarter of 2001.

The following table summarizes the Company’s quarterly results for the years 2001 and 2000:

	Quarter

(in thousands, except per share data)	First	Second	Third	Fourth	Total

2001:
Total interest income	$34,261	$32,783	$31,895	$29,315	$128,254
Total interest expense	18,459	15,614	12,884	10,491	57,448

Net interest income	15,802	17,169	19,011	18,824	70,806
Provision for credit losses	2,750	2,271	3,650	4,957	13,628
Noninterest income	3,244	3,249	(2,922)	346	3,917
Noninterest expense	12,249	13,168	13,564	12,714	51,695

Income (loss) before income taxes	4,047	4,979	(1,125)	1,499	9,400
Income tax expense	1,246	1,839	(449)	614	3,250

Net income (loss)	$2,801	$3,140	$(676)	$885	$6,150

Basic earnings (loss) per share	$0.80	$0.89	$(0.19)	$0.26	$1.76
Diluted earnings (loss) per share	$0.80	$0.89	$(0.19)	$0.24	$1.74

2000:
Total interest income	$31,205	$32,746	$34,385	$34,136	$132,472
Total interest expense	15,948	17,153	18,853	19,524	71,478

Net interest income	15,257	15,593	15,532	14,612	60,994
Provision for credit losses	1,906	1,875	1,525	2,233	7,539
Noninterest income	1,714	2,752	2,665	2,893	10,024
Noninterest expense	11,168	12,025	12,135	11,351	46,679

Income before income taxes	3,897	4,445	4,537	3,921	16,800
Income tax expense	1,463	1,675	1,548	896	5,582

Net income	$2,434	$2,770	$2,989	$3,025	$11,218

Basic earnings per share	$0.68	$0.78	$0.85	$0.86	$3.17
Diluted earnings per share	$0.68	$0.78	$0.85	$0.86	$3.17

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (“ALCO”). In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest-rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice.

The Company also measures and monitors its sensitivity to interest rates using net interest income simulations on a quarterly basis. Any identified exposure is managed primarily through the use of derivative instruments that have been designated and have qualified as either cash flow hedging instruments such as swaps, caps and floors or fair value hedging instruments such as options. Additionally, the Company extends or shortens the duration of the investment and mortgage/asset-backed securities portfolio, retail certificates of deposit and FHLB advances. The Company currently does not engage in the use of trading activities, high-risk derivatives and synthetic instruments in controlling its interest rate risk. Such uses are permitted at the recommendation of ALCO with the approval of the Board of Directors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

	0-90	91-180	181-365	1-5	Over 5	Non-rate
(in thousands)	Days	days	days	Years	years	sensitive	Total

Assets:
Investment and mortgage/asset-backed securities and interest-bearing deposits in other banks	$37,433	$6,814	$13,292	$93,062	$112,385	$—	$262,986
Federal funds sold	10,655	—	—	—	—	—	10,655
Commercial loans	167,250	3,194	7,492	34,852	5,415	—	218,203
Real estate loans	102,044	74,860	131,621	362,330	197,041	—	867,896
Consumer loans	68,087	5,447	9,574	51,028	3,243	—	137,379
Other assets	—	—	—	—	—	88,921	88,921

Total assets	$385,469	$90,315	$161,979	$541,272	$318,084	$88,921	$1,586,040

Liabilities and stockholders’ equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$—	$160,570	$160,570
Time and savings deposits	398,408	102,532	101,386	207,911	167,628	—	977,865
Short-term borrowings	66,200	9,900	—	—	—	—	76,100
Long-term debt	20,002	10,003	5,005	76,252	103,162	—	214,424
Other liabilities	—	—	—	—	—	23,319	23,319
Stockholders’ equity	—	—	—	—	—	133,762	133,762

Total liabilities and stockholders’ equity	$484,610	$122,435	$106,391	$284,163	$270,790	$317,651	$1,586,040

Interest rate sensitivity gap	$(99,141)	$(32,120)	$55,588	$257,109	$47,294	$(228,730)	$—
Cumulative interest rate sensitivity gap	$(99,141)	$(131,261)	$(75,673)	$181,436	$228,730	$—	$—

The Company’s policy is to match its level of interest-earning assets and interest-bearing liabilities within a limited range, thereby reducing its exposure to interest rate fluctuations. In connection with these asset and liability management objectives, various actions have been taken, including changes in the composition of assets and liabilities, and the use of financial instruments.

When appropriate, ALCO may utilize off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. A Board of Directors approved hedging policy statement governs the use of these instruments.

The financial instruments used and their notional amounts outstanding at December 31 for the years indicated were as follows:

(dollars in thousands)	2001	2000	1999

Interest rate swaps:
Pay-floating swaps-notional amount	$15,000	$15,000	$—
Average receive rate	7.29%	7.29%	—%
Average pay rate	2.07%	6.67%	—%

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to the agreed notional amount. The Company received the fixed rate and paid the floating rate for all of its swaps outstanding at December 31, 2001.

Interest rate contracts are primarily used to convert certain deposits and long-term debt to floating interest rates or to convert certain groups of customer loans and other interest earning assets to fixed rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

Interest rate options, which primarily consist of caps and floors, are interest rate protection instruments that involve the payment from the seller to the buyer of an interest rate differential in exchange for a premium paid by the buyer. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional amount. Interest rate caps limit the cap holder’s risk associated with an increase in interest rates. Interest rate floors limit the risk associated with a decline in interest rates.

INTEREST RATE RISK

Interest rate options at December 31, 2001 and 2000 consisted of the following:

	2001		2000

	Notional	Estimated	Notional	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Caps	$50,000	nil	$50,000	$30

Total interest rate options	$50,000	nil	$50,000	$30

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (“NII”), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet as well as for off-balance sheet derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (“bp”) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as of December 31, 2001.

Rate Change	Estimated NII Sensitivity

+200bp	(1.80)%
–200bp	(2.32)%

The decrease in loans and investments from December 31, 2000 to 2001 of $75.6 million, or 5.9%, and $68.5 million, or 20.7%, respectively, has been predominantly in longer-term fixed rate or prime-based loans and mortgage/asset-backed securities. Cash flows from this asset decrease was offset by an $80.0 million, or 6.6%, decrease in total deposits ($186.8 million decrease in time deposits, offset by a $106.8 million increase in demand deposits). The remaining cash flows have been used to pay down maturing advances. These changes have made the balance sheet less liability sensitive and more positively exposed to continued upward movement in interest rates.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITOR’S REPORT

CB BANCSHARES, INC. AND SUBSIDIARIES

December 31, 2001, 2000 and 1999

C O N T E N T S

PAGE

INDEPENDENT AUDITOR’S REPORT	25

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS	26
CONSOLIDATED STATEMENTS OF INCOME	27
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)	28
CONSOLIDATED STATEMENTS OF CASH FLOWS	29

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	30-46

INDEPENDENT AUDITOR’S REPORT

CB Bancshares, Inc. and Subsidiaries

The Board of Directors and Stockholders
CB Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of CB Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Honolulu, Hawaii
January 17, 2002

CONSOLIDATED BALANCE SHEETS

CB Bancshares, Inc. and Subsidiaries

	December 31,

(in thousands, except number of shares and per share data)	2001	2000

ASSETS
Cash and due from banks (note A)	$22,395	$40,172
Interest-bearing deposits in other banks (note K)	1,017	1,058
Federal funds sold	10,655	610
Investment and mortgage-backed securities (notes D, J and K):
Held-to-maturity	26,000	—
Available-for-sale	203,563	298,089
FHLB stock	32,406	32,430
Loans held-for-sale	50,661	33,696
Loans, net (notes E, F, J and K)	1,172,817	1,250,215
Premises and equipment, net (note H)	17,633	18,081
Other real estate owned and other repossessed property (note G)	4,674	3,458
Accrued interest receivable and other assets (notes N and S)	44,219	43,793

TOTAL ASSETS	$1,586,040	$1,721,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (note I):
Noninterest-bearing	$160,570	$128,944
Interest-bearing	977,865	1,089,519

Total deposits	1,138,435	1,218,463

Short-term borrowings (note J)	76,100	170,700
Accrued expenses and other liabilities (notes N and O)	20,599	20,714
Long-term debt (note K)	214,424	181,563
Minority interest in consolidated subsidiary (note L)	2,720	7,000

Total liabilities	1,452,278	1,598,440

Commitments and contingencies (notes H, K, P, Q, R and S)
Stockholders’ equity (notes S and T):
Preferred stock $1 par value—
Authorized and unissued 25,000,000 shares	—	—
Common stock $1 par value—
Authorized 50,000,000 shares; issued and outstanding 3,506,082 shares in 2001 and 3,188,534 shares in 2000	3,506	3,189
Additional paid-in capital	65,427	54,594
Retained earnings	65,714	72,284
Unreleased shares to employee stock ownership plan	(1,839)	—
Accumulated other comprehensive income (loss), net of tax	954	(6,905)
Total stockholders’ equity	133,762	123,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,586,040	$1,721,602

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

CB Bancshares, Inc. and Subsidiaries

	Years ended December 31,

(in thousands, except per share data)	2001	2000	1999

Interest income:
Interest and fees on loans	$108,712	$108,695	$90,524
Interest and dividends on investment and mortgage/asset-backed securities:
Taxable interest income	15,260	19,597	16,023
Nontaxable interest income	1,553	1,551	1,035
Dividends	2,278	2,104	2,249
Other interest income	451	525	1,402

Total interest income	128,254	132,472	111,233

Interest expense:
Deposits (note I)	39,438	47,104	37,572
FHLB advances and other short-term borrowings	5,095	11,370	3,282
Long-term debt	12,915	13,004	11,863

Total interest expense	57,448	71,478	52,717

Net interest income	70,806	60,994	58,516
Provision for credit losses (note F)	13,628	7,539	4,975

Net interest income after provision for credit losses	57,178	53,455	53,541

Noninterest income:
Service charges on deposit accounts	3,811	2,900	2,060
Other service charges and fees	4,897	4,063	3,979
Net realized gains on sales of securities (notes D and U)	931	(421)	(32)
Net gains (losses) on sales of loans	2,060	537	2,744
Impairment of asset-backed securities (note A)	(10,642)	—	—
Other (note O)	2,860	2,945	1,577

Total noninterest income	3,917	10,024	10,328

Noninterest expense:
Salaries and employee benefits (note S)	23,111	20,832	20,427
Net occupancy expense (note H)	6,588	7,000	8,022
Equipment expense (note H)	3,469	3,070	3,441
Other (notes B, C and M)	18,527	15,777	26,446

Total noninterest expense	51,695	46,679	58,336

Income before income taxes	9,400	16,800	5,533
Income tax expense (note N)	3,250	5,582	5,227

NET INCOME	$6,150	$11,218	$306

Per share data (note T):
Basic	$1.76	$3.17	$0.08
Diluted	$1.74	$3.17	$0.08

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

CB Bancshares, Inc. and Subsidiaries

					Unreleased
					Shares to
					Employee	Accumulated
	Common Stock		Additional		Stock	Other
			Paid-In	Retained	Ownership	Comprehensive
(in thousands, except per share data)	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Total

Year ended December 31, 2001:
Balance at January 1, 2001	3,189	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162
Comprehensive income
Net income	—	—	—	6,150	—	—	6,150
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	7,859	7,859

Total comprehensive income	—	—	—	6,150	—	7,859	14,009

Cash dividends:
$0.43 per share	—	—	—	(1,441)	—	—	(1,441)
Options exercised	8	8	191	—	—	—	199
Stock dividend	318	318	10,907	(11,279)	—	—	(54)
Cancelled and retired shares	(9)	(9)	(265)	—	—	—	(274)
Unreleased ESOP shares	—	—	—	—	(1,839)	—	(1,839)

Balance at December 31, 2001	3,506	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762

Year ended December 31, 2000:
Balance at January 1, 2000	3,255	$3,255	$56,219	$62,159	$—	$(6,942)	$114,691
Comprehensive income:
Net income	—	—	—	11,218	—	—	11,218
Other comprehensive income (loss), net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	37	37

Total comprehensive income	—	—	—	11,218	—	37	11,255

Cash dividends:
$0.34 per share	—	—	—	(1,093)	—	—	(1,093)
Cancelled and retired shares	(66)	(66)	(1,625)	—	—	—	(1,691)

Balance at December 31, 2000	3,189	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162

Year ended December 31, 1999:
Balance at January 1, 1999	3,552	$3,552	$65,108	$62,784	$—	$928	$132,372
Comprehensive income:
Net income	—	—	—	306	—	—	306
Other comprehensive income (loss), net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(7,870)	(7,870)

Total comprehensive income (loss)	—	—	—	306	—	(7,870)	(7,564)

Options exercised
Cash dividends:
$0.23 per share	—	—	—	(931)	—	—	(931)
Cancelled and retired shares	(297)	(297)	(8,889)	—	—	—	(9,186)

Balance at December 31, 1999	3,255	$3,255	$56,219	$62,159	$—	$(6,942)	$114,691

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CB Bancshares, Inc. and Subsidiaries

	Years ended December 31,

(in thousands)	2001	2000	1999

Cash flows from operating activities:
Net income	$6,150	$11,218	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,628	7,539	4,975
Impairment of asset-backed securities	10,642	—	—
Gain on sale of foreclosed assets	(50)	(378)	—
Net realized (gains) losses on sales of securities	(931)	421	32
Depreciation and amortization	2,329	2,906	4,492
Deferred income taxes	86	2,526	1,409
Decrease (increase) in accrued interest receivable	1,526	(923)	(2,203)
Increase (decrease) in accrued interest payable	(3,577)	29	822
Loans originated for sale	(189,441)	(60,965)	(144,342)
Sale of loans held for sale	172,476	59,039	148,323
Decrease (increase) in other assets	(1,952)	(3,240)	1,743
Increase (decrease) in other liabilities	(1,601)	(580)	3,461
Write-off of goodwill	—	—	7,873
Restructuring and merger-related charges	—	—	1,551
Other	151	458	(329)

Net cash provided by operating activities	9,436	18,050	28,113

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits in other banks	41	(982)	19,924
Net decrease (increase) in federal funds sold	(10,045)	5,090	42,052
Purchase of held-to-maturity securities	(26,200)	—	—
Repayments on held-to-maturity securities	198	—	—
Proceeds from sales of available-for-sale securities	54,607	7,227	32,883
Proceeds from maturities of available-for-sale securities	43,843	16,268	42,581
Purchase of available-for-sale securities	(928)	(5,649)	(205,303)
Proceeds from sale of FHLB stock	2,300	1,400	—
Purchase of FHLB stock	(2,276)	(2,103)	(2,246)
Net loan originations under (over) principal payments	56,508	(161,415)	(150,222)
Proceeds from sales of premises and equipment	—	471	—
Capital expenditures	(1,805)	(3,330)	(1,233)
Proceeds from sales of foreclosed assets	5,946	9,652	10,282
Purchase of bank owned life insurance	—	—	(10,000)

Net cash provided by (used in) investing activities	122,189	(133,371)	(221,282)

Cash flows from financing activities:
Net increase (decrease) in time deposits	(186,798)	97,602	31,073
Net increase (decrease) in other deposits	106,770	14,514	(9,538)
Net increase (decrease) in short-term borrowings	(94,600)	15,816	132,958
Proceeds from long-term debt	151,200	—	150,000
Principal payments on long-term debt	(118,285)	(43,573)	(95,947)
Net increase (decrease) in minority interest in consolidated subsidiary	(4,280)	7,000	—
Cash dividends paid	(1,441)	(1,093)	(931)
Cash-in-lieu payments on stock dividend	(54)	—	—
Stock repurchase	(273)	(1,691)	(9,186)
Stock options exercised	198	—	—
Unreleased ESOP shares	(1,839)	—	—

Net cash provided by (used in) financing activities	(149,402)	88,575	198,429

Increase (decrease) in cash and due from banks	(17,777)	(26,746)	5,260
Cash and due from banks at beginning of year	40,172	66,918	61,658

Cash and due from banks at end of year	$22,395	$40,172	66,918

Supplemental disclosures of cash flow information:
Interest paid on deposits and other borrowings	$61,023	$71,451	$51,895
Income taxes paid	5,248	3,399	3,213

Supplemental schedule of non-cash operating and investing activity:

The Company converted $7,262, $6,680 and $9,038 of loans into other real estate owned and repossessed personal property in 2001, 2000 and 1999, respectively.

During 2000, the Company transferred $23,965 of loans classified as held-for-investment to held-for-sale.

During 1999, the Company securitized $58,965 of mortgage loans into mortgage-backed securities classified as available-for-sale.

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CB Bancshares, Inc. and Subsidiaries

NOTE A — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CB Bancshares, Inc. and Subsidiaries (the “Company”) provide financial services to domestic markets and grant commercial, financial, real estate, installment and consumer loans to customers throughout the State of Hawaii. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is primarily dependent upon the economy and the real estate market in the State of Hawaii.

The significant accounting policies of the Company are as follows:

Principles of Consolidation and Presentation. The consolidated financial statements include the accounts of CB Bancshares, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: City Bank and its wholly-owned subsidiaries (the “Bank”); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the “Association”) up to June 30, 2000; Datatronix Financial Services, Inc. (“Datatronix”) and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to prevailing practices within the banking industry. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Also, certain reclassifications have been made to the consolidated financial statements and accompanying notes for the previous two years to conform to the current year’s presentation. Such reclassifications did not have a material effect on the consolidated financial statements.

Risks Associated with Financial Instruments. The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company’s financial instruments is concentrated in its loans receivable. The Company has established a system for monitoring the level of credit risk in its loan portfolio.

Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Company’s borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers’ geographic area and the individual financial condition of the borrowers. The Company generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Company’s mortgage loans, the collateral will be the underlying mortgaged property. The Company’s lending activities are primarily concentrated in the State of Hawaii.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. The Company closely monitors the pricing sensitivity of its financial instruments.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption, “Cash and due from banks”. Included in cash are amounts restricted for the Federal Reserve requirement of $6,741,000 and $6,151,000 in 2001 and 2000, respectively.

Investment and Mortgage/Asset-Backed Securities. Investment and mortgage/asset-backed securities are classified into the following categories:

Held-to-maturity securities are securities the Company has the positive intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost with premiums and discounts included in interest income over the period to maturity, using the interest method.

Available-for-sale securities are securities not classified as either trading or held-to-maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, included as other comprehensive income in stockholders’ equity. Gains and losses on sales are determined using the specific identification method.

For individual held-to-maturity and available-for-sale securities, declines in fair value below cost for other than temporary market conditions would result in write-downs of the carrying value to the current fair value and the realized losses included in earnings.

As a member of the Federal Home Loan Bank of Seattle (the “FHLB”), the Company is required to maintain a minimum investment in the capital stock of the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB. The stock is recorded as a restricted investment security at par.

Loans Held-to-Maturity. Interest income on loans receivable is accrued as it is earned. Loans the Company has the intent and ability to hold until maturity are reported at the outstanding principal balance, adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

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

The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral, if any. The allowance for credit losses is increased by provision for credit losses and decreased by charge-offs (net of recoveries).

Loans are impaired when, based on current information and events, it is probable that principal or interest will not be collected at scheduled maturity or will be unreasonably delayed. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as residential mortgages and consumer installment loans, are collectively evaluated for impairment, except for loans restructured under a troubled debt restructuring.

Interest accrual on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make scheduled payments. When interest accrual is discontinued, any outstanding accrued interest is reversed and, subsequently, interest income is recognized as payments are received.

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

Loans Held-for-Sale. The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests. Residential mortgage loans originated for sale are classified as loans held-for-sale and are accounted for at the lower of aggregate cost or fair value.

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

Goodwill. The Company’s accounting policy for assessing recoverability of goodwill is as follows:

It is the Company’s policy to review goodwill for impairment whenever events or changes in circumstances indicate that its investment in the underlying assets/businesses which gave rise to such goodwill may not be recoverable. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangible) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. Prior to December 24, 1999, the assessment of recoverability and measurement of impairment of goodwill was based on undiscounted cash flows and goodwill was amortized on a straight-line basis over its estimated useful life, principally over a fifteen year period.

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” — see New Accounting Principles discussion below.

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

Other Real Estate Owned. Other real estate owned properties acquired through, or in lieu of, foreclosure proceedings are recorded at fair value on the date of foreclosure establishing a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. After foreclosure, management performs periodic valuations and the properties are carried at the lower of cost or fair value, less estimated costs to sell. Revenues, expenses and provisions to the valuation allowance are included in operations as incurred.

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

Stock-Based Compensation. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2001, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings Per Share. Basic earnings per common share are based on the weighted-average number of common shares outstanding for the year. Diluted earnings per common share are based on the assumption that all potentially dilutive common shares and dilutive stock options were converted at the beginning of the year. All per share amounts have been restated to reflect the impact of the 10% stock dividend issued in June 2001.

New Accounting Principles. Statement of Financial Accounting Standards No. 133. In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The effective date for SFAS No. 133, as amended, was fiscal years beginning after June 15, 2000, or January 1, 2001 for the Company. The Company implemented the standard as of January 1, 2001. The Company uses interest rate swaps, caps and floors to modify the interest rate characteristics of certain assets and liabilities. Interest rate swaps are primarily used to convert certain fixed rate deposits to floating interest rates. Since adoption of SFAS No. 133, as amended, these interest rate swaps have been designated and qualify as fair value hedging instruments. On January 1, 2001, the Company recorded the cumulative effect of adopting SFAS No. 133, as amended, in its identified fair value hedges. A transition adjustment of $263,000 associated with establishing fair values of the derivative instruments and hedged items on the balance sheet was recorded in investment securities. No adjustments were required to net earnings in connection with adopting SFAS No. 133, as amended. During 2001, no amounts were recognized in earnings in connection with the ineffective portion of fair value hedges, no amounts were excluded from the measure of effectiveness, and there were no transactions that no longer qualified as a fair value hedge. During 2001, the Company has not had any cash flow hedges. Derivatives not designated as hedges primarily consist of options and instruments containing option features that behave based on limits (“caps”, “floors”, or “collars”). These instruments are used to hedge risks associated with interest rate movements. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

Emerging Issues Task Force Issue No. 99-20. Effective as of April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 states that interest income earned on retained or purchased beneficial interests in certain securitized financial assets should be recognized over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income should be revised prospectively for changes in cash flows. Additionally, impairment should be recognized if the fair value of the beneficial interest as determined under EITF 99-20 has declined below its carrying amount and the decline is other than temporary. Because the book values of certain of the Company’s asset backed securities were more than the fair values of those securities as determined under EITF 99-20 during 2001, the Company recognized a $10.6 million noncash charge (after tax charge of $6.4 million) in the Consolidated Statements of Income.

SFAS No. 141 and 142. In July 2001, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company is required to adopt the provisions of SFAS No. 142 effective for the Company beginning January 1, 2002. As of December 31, 2001, the Company has no assets classified as goodwill under the new pronouncement. However, the Company does have servicing premiums. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. The impact of the adoption of SFAS No. 142 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 143. In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the implementation of SFAS No. 143 to have a material impact on the Company’s consolidated financial statements.

SFAS No. 144. In August, 2001 SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets was issued. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of the fiscal year. Management does not expect the implementation of SFAS No. 144 to have a material impact on the Company’s consolidated financial statements.

NOTE B — CHANGE IN ACCOUNTING FOR GOODWILL

In December 1999, the Company elected to change its method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. The Company determined that using a discounted cash flow methodology was a preferable policy. The rate used in determining discounted cash flows was a rate corresponding to the Company’s cost of capital. The Company believes that fair value (i.e., discounted cash flows) is preferable because it is consistent with the basis used for investment decisions (acquisitions and capital projects) and takes into account the specific and detailed operating plans and strategies of the related business segment. This change represents a change in accounting principle which is indistinguishable from a change in estimate. Accordingly, the effect of the change was recorded in the fourth quarter of 1999. For the year ended December 31, 1999, amortization of goodwill was $851,000.

As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-off of goodwill of $7.9 million ($2.38 per diluted share) in 1999 to write down the carrying value of goodwill to zero as of December 24, 1999, using the methodology described in Note A.

NOTE C — RESTRUCTURING AND MERGER-RELATED CHARGES

In the fourth quarter of 1999, the Company announced plans to merge its two principal subsidiaries, the Bank and the Association (the “Merger”). On July 1, 2000, the Association was merged with and into the Bank.

In connection with the Merger, the Company recorded $1.6 million ($0.9 million and $0.28 per diluted share, after taxes) of restructuring and merger-related charges primarily comprised of write-offs of improvements associated with excess leased commercial property in 1999.

NOTE D — INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair values of the Company’s investment portfolio at December 31, 2001 and 2000 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

2001:
Held to Maturity:
Corporate bonds	$24,830	$—	$—	$24,830
Mortgage-backed securities	1,170	—	—	1,170

Total held to maturity	$26,000	$—	$—	$26,000

Available-for-sale securities:
U.S. Treasury and other U.S. government agencies and corporations	$5,142	$308	$—	$5,450
States and political subdivisions	32,917	690	403	33,204
Mortgage/asset-backed securities	163,829	2,065	985	164,909

Total available-for-sale	$201,888	$3,063	$1,388	$203,563

Total investments	$227,888	$3,063	$1,388	$229,563

2000:
Available-for-sale securities:
U.S. Treasury and other U.S government agencies and corporations	$16,008	$88	$28	$16,068
States and political subdivisions	32,862	661	423	33,100
Mortgage/asset-backed securities	260,556	1,167	12,802	248,921

Total available-for-sale	$309,426	$1,916	$13,253	$298,089

Securities with an aggregate carrying value of $99,634,000 and $148,205,000, at December 31, 2001 and 2000, respectively, were pledged to collateralize public deposits and for other purposes required by law.

The following presents the amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2001 by contractual maturity. Expected maturity will differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The stated maturity of mortgage/asset-backed securities are presented in total since the principal cash flows of these securities are not received at a single maturity date.

	Held to Maturity		Available for Sale

	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due 1 to 5 years	24,830	24,830	5,142	5,450
Due 5 to 10 years	—	—	5,632	5,819
Due > 10 years	—	—	27,285	27,385

Mortgage/asset-backed securities	1,170	1,170	163,829	164,909

Total	$26,000	$26,000	$201,888	$203,563

Proceeds from sales of securities available-for-sale during 2001, 2000, and 1999 were $54,607,000, $7,227,000, and $32,883,000, respectively. These sales resulted in gross realized gains of $1,075,000, $0, and $267,000 and gross realized losses of $1,000, $421,000 and $299,000, respectively. Income tax benefit recognized on net securities losses (including impairment charge) were $3,787,000, $164,000 and $13,000 in 2001, 2000 and 1999, respectively.

NOTE E — LOANS

The loan portfolio consisted of the following at December 31, 2001 and 2000:

(in thousands)	2001	2000

Commercial and financial	$229,824	$246,877
Real estate:
Construction	52,750	26,237
Commercial	190,328	192,194
Residential	588,525	693,068
Installment and consumer	135,901	114,562

Gross loans	1,197,328	1,272,938
Less:
Unearned income	108	4
Net deferred loan fees	4,939	5,272
Allowance for credit losses	19,464	17,447

Loans, net	$1,172,817	$1,250,215

Substantially all of the Company’s real estate loans are collateralized by properties located in the State of Hawaii.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans, including mortgage/asset-backed securities serviced for others, were $360,758,000 and $427,254,000 at December 31, 2001 and 2000, respectively. Custodial escrow balances maintained with the foregoing loan servicing, and included in demand deposits, were $2,058,000 and $2,508,000 at December 31, 2001 and 2000, respectively.

Nonaccrual loans amounted to $15.8 million and $15.1 million at December 31, 2001 and 2000, respectively.

In the normal course of business, the Company makes loans to its executive officers and directors and to companies and individuals affiliated with its executive officers and directors. In management’s opinion, such loans and loan commitments were made at the Company’s normal credit terms, including interest rates and collateral requirements, and do not represent more than a normal risk of collection. The following is the activity of loans to such parties in 2001:

(in thousands)

Balance at beginning of year	$9,740
New loans	14,564
Repayments	(15,736)

Balance at end of year	$8,568

NOTE F — ALLOWANCE FOR CREDIT LOSSES

The changes in the allowance for credit losses for the years indicated were as follows:

(in thousands)	2001	2000	1999

Balance at beginning of year	$17,447	$17,942	$17,771
Provision charged to expense	13,628	7,539	4,975
Recoveries	817	972	619
Charge-offs	(12,428)	(9,006)	(5,423)

Balance at end of year	$19,464	$17,447	$17,942

Information related to loans considered to be impaired for the years indicated were as follows:

(in thousands)	2001	2000	1999

Recorded investment in impaired loans	$20,315	$25,180	$20,038
Impaired loans with related allowance for credit losses calculated under SFAS No. 114	8,052	21,349	8,224
Total allowance for credit losses on impaired loans	1,555	3,636	2,262
Average recorded investment in impaired loans during the year	23,897	23,369	19,147
Interest income on impaired loans using cash basis of income recognition	937	1,758	1,499

NOTE G — OTHER REAL ESTATE OWNED

The carrying value of foreclosed real estate, net of the following allowance for losses, were $4,674,000, $3,458,000 and $6,385,000 at December 31, 2001, 2000 and 1999, respectively. Activity in the allowance for losses on other real estate owned was as follows:

(in thousands)	2001	2000	1999

Balance at beginning of year	$217	$940	$1,102
Provision charged to expense	150	243	927
Charge-offs, net of recoveries	(190)	(966)	(1,089)

Balance at end of year	$177	$217	$940

NOTE H — PREMISES AND EQUIPMENT

The Company’s premises and equipment at December 31, 2001 and 2000 were as follows:

(in thousands)	2001	2000

Premises	$22,516	$21,749
Equipment	25,887	24,259

Total cost	48,403	46,008
Less accumulated depreciation and amortization	30,770	27,927

Net carrying value	$17,633	$18,081

Depreciation and amortization charged to operations for the years ended December 31, 2001, 2000 and 1999 were as follows:

(in thousands)	2001	2000	1999

Net occupancy expense	$1,036	$898	$816
Equipment expense	2,234	1,894	2,057

Total depreciation and amortization	$3,270	$2,792	$2,873

The Company leases certain properties and equipment under leases that expire on various dates through 2067. Certain leases provide for renegotiations at fixed intervals and require payment of real estate taxes, maintenance, insurance and certain other operating expenses. Rent charged against operations, including equipment rental, was as follows:

(in thousands)	2001	2000	1999

Rental expense	$5,505	$6,093	$6,223
Sublease income	557	934	799

Total net rental expense	$4,948	$5,159	$5,424

The following are future minimum net rental commitments for long-term noncancelable operating leases as of December 31, 2001. Future rentals subject to renegotiations are computed at the latest annual rents.

Operating
(in thousands)	Leases

2002	$3,684
2003	3,657
2004	3,912
2005	3,861
2006	3,370
Thereafter	14,250

Total	$32,734

NOTE I — DEPOSITS

Deposits consisted of the following at December 31, 2001 and 2000:

(in thousands)	2001	2000

Noninterest-bearing deposits	$160,570	$128,944
Interest-bearing deposits:
Demand deposits	239,710	184,127
Savings	197,927	178,366
Time deposits of $100 or more	242,348	293,959
Time deposits less than $100	297,880	433,067

Total interest-bearing deposits	977,865	1,089,519

Total deposits	$1,138,435	$1,218,463

Interest expense on deposits for the years ended December 31, 2001, 2000 and 1999 were as follows:

(in thousands)	2001	2000	1999

Demand deposits	$5,200	$5,693	$5,058
Savings	3,727	4,370	3,869
Time deposits of $100 or more	10,908	14,329	11,392
Time deposits less than $100	19,603	22,712	17,253

Total interest expense	$39,438	$47,104	$37,572

At December 31, 2001, the scheduled maturities of time deposits were as follows:

(in thousands)

2002	$433,869
2003	71,598
2004	11,881
2005	17,179
2006	5,701

Total	$540,228

NOTE J — SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2001 and 2000 consisted of the following:

(in thousands)	2001	2000

Advances from the FHLB	$75,700	$170,300
Federal treasury tax and loan note	400	400

Total short-term borrowings	$76,100	$170,700

Average interest rates and average and maximum balances for short-term borrowing categories were as follows for categories of borrowings where the average outstanding balance for the year was 30% or more of stockholders’ equity at December 31 for the years indicated:

(dollars in thousands)	2001	2000	1999

Advances from the FHLB:
Average interest rate at year-end	3.13%	6.62%	5.70%
Maximum outstanding at any month-end	$174,000	$219,000	$154,375
Average outstanding	93,273	167,765	44,829
Average interest rate for the year	4.71%	6.46%	5.22%

Federal funds purchased:
Average interest rate at year-end	—%	—%	—%
Maximum outstanding at any month-end	14,300	—	51,880
Average outstanding	3,755	1,165	16,893
Average interest rate for the year	3.48%	6.51%	5.45%

NOTE K — LONG-TERM DEBT

Long-term debt at December 31, 2001 and 2000 consisted of the following:

(in thousands)	2001	2000

Advances from the FHLB	$214,424	$180,242
Collateralized mortgage obligation	—	1,321

Total long-term debt	$214,424	$181,563

The advances from the FHLB bear interest at rates ranging from 2.05% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of nil and $70,998,000, loans of $497,119,000 and $735,665,000, interest-bearing deposits in other banks (nil in 2001 and 2000), and all stock in the FHLB in 2001 and 2000, respectively. FHLB advances are under credit line agreements of $412,351,000 and $578,085,000 in 2001 and 2000, respectively. Aggregate maturities of long-term advances from the FHLB as of December 31, 2001 were as follows:

(in thousands)

2002	$35,000
2003	88,000
2004	61,200
2005	—
2006	30,000
Thereafter	224

Total	$214,424

NOTE L — MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

During 2000, Citibank Properties, Inc. (“CB Properties”), a wholly-owned subsidiary of the Bank, elected to be taxed as a real estate investment trust (“REIT”). On July 18, 2000, CB Properties issued 120 shares of Series A Preferred Stock, 10,000 shares of Series B Preferred Stock, and 55,000 shares of Series C Preferred Stock at $1,000 per share in exchange for approximately $150 million in participation interests in mortgage loans and mortgage-related securities less the assumption of $85 million in advances made from the FHLB to the Bank. During 2001, CB Properties issued 1.7 million shares of common stock in exchange for approximately $128 million in participation interests in mortgage loans and mortgage-related securities, less the cancellation of $61.3 million in debt owed by CB Properties to the Bank. On August 21, 2000, the Bank sold 7,000 shares of Series B Preferred Stock to third party investors, of which 4,400 shares were repurchased at par value during 2001. This transaction was recorded as a minority interest for financial statement purposes and classified as Tier 1 capital for regulatory purposes pursuant to guidelines set forth by the Federal Deposit Insurance Corporation. CB Properties’ business objective is to acquire, hold, finance and manage qualifying REIT assets.

NOTE M — OTHER NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31, 2001, 2000 and 1999 were as follows:

(in thousands)	2001	2000	1999(1)

Legal and professional fees	$4,147	$4,043	$3,224
Advertising and promotion	2,997	2,436	2,181
Stationery and supplies	1,004	1,002	1,347
Provision for other real estate owned losses	150	243	927
Deposit insurance premiums	227	512	652
Other	10,002	7,541	8,691

Total other noninterest expense	$18,527	$15,777	$17,022

(1)	1999 figures are exclusive of restructuring and merger-related charges and write-off of goodwill.

NOTE N — INCOME TAXES

The components of income tax expense for the years ended December 31, 2001, 2000 and 1999 were as follows:

(in thousands)	2001	2000	1999

Current:
Federal	$2,571	$2,506	$3,345
State	593	550	473

Total current	3,164	3,056	3,818

Deferred:
Federal	70	2,071	1,234
State	16	455	175

Total deferred	86	2,526	1,409

Total income tax expense	$3,250	$5,582	$5,227

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 were as follows:

(in thousands)	2001	2000

Deferred tax assets:
Allowance for credit losses	$7,741	$6,970
Gain on sale of building	1,574	1,781
Deferred compensation	971	985
Unrealized losses on available-for-sale securities	—	4,432
Capital loss carryforward	1,971	2,679
Other	864	1,416

Gross deferred tax assets	13,121	18,263
Less: valuation allowance	(1,591)	(2,397)

Total deferred tax assets	11,530	15,866

Deferred tax liabilities:
FHLB stock dividends	8,420	8,143
Deferred loan fees	3,645	3,292
Hawaii state franchise taxes	334	227
Unrealized gains on available-for-sale securities	721	—
Other	2,354	2,923

Total deferred tax liabilities	15,474	14,585

Net deferred tax (liabilities) assets	$(3,944)	$1,281

The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was a decrease of $806,000 and an increase of $2,397,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences net of the existing valuation allowance at December 31, 2001.

Reconciliation of the federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(0.2)	(0.3)	(2.3)
Hawaii state franchise taxes, net of federal tax benefit	3.0	4.9	11.3
Amortization and write-off of goodwill	—	—	55.2
Tax exempt earnings on bank owned life insurance	(2.4)	(2.6)	(4.1)
Capital loss utilized	(2.2)	(3.0)	—
Other	1.4	(0.8)	(0.6)

Effective income tax rate	34.6%	33.2%	94.5%

During 1997, legislation was passed requiring the Association to recapture as taxable income $565,000 of its bad debt reserves, which represents additions to the reserve after June 30, 1988. The Association has provided deferred taxes for the amount and will recapture its bad debt reserves over six years.

NOTE O — DEFERRED GAIN

Previously, CB Properties entered into a limited partnership agreement as a limited partner. The partnership acquired the ground leases of certain real property, constructed a commercial building on the property and sold the leasehold estate and commercial building to an unrelated third party (the “Purchaser”). Prior to the sale, the Bank entered into a 20-year office lease agreement with the partnership for the ground floor, mezzanine and first four floors of the building. The Bank’s lease was assigned to the Purchaser and has not been affected by the sale of the building.

The Company recognized a deferred gain in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in annual gains of $447,000. As of December 31, 2001, the unamortized deferred gain was $3,203,000.

NOTE P — RISK MANAGEMENT ACTIVITIES

Refer to Note A — “New Accounting Principles,” for the Company’s current accounting treatment of derivative financial investments.

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional amount. At December 31, 2001, there were three interest rate swaps outstanding, classified as fair value hedges against time deposits, with a notional principal amount totaling $15,000,000. The Company paid the floating rate and received the fixed rate. The estimated fair values of the outstanding interest rate swaps were $250,541 and $263,728 at December 31, 2001 and December 31, 2000, respectively, and are recorded as an adjustment to investments and time deposits. There were no interest rate swaps outstanding at December 31, 1999.

Interest rate options at December 31, 2001 and 2000 consisted of the following:

	2001		2000

	Notional	Estimated	Notional	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Caps	$50,000	nil	$50,000	$30

Total interest rate options	$50,000	nil	$50,000	$30

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

(dollars in thousands)	2001	2000	1999

Pay floating swaps — notional amounts	$15,000	$15,000	$—
Average receive rate	7.29%	7.29%	—
Average pay rate	2.07%	6.67%	—

Interest rate options written and purchased are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or “writer” of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. At December 31, 2001, there were outstanding written option contracts with a notional principal amount of $5,000,000 and an estimated fair value of $(39,844). At December 31, 2000, there were outstanding written interest rate options with a notional principal amount of $10,000,000 and estimated fair value of $42,188.

NOTE Q — CREDIT-RELATED INSTRUMENTS

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

(in thousands)	2001	2000

Loan commitments	$269,124	$187,638
Guarantees and letters of credit	3,626	5,015

Totals	$272,750	$192,653

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

The Company’s policy is to require suitable collateral to be provided by certain customers prior to the disbursement of approved loans. For retail loans, the Company usually retains a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. Guarantees and letters of credit also are subject to strict credit assessments before being provided. Those agreements specify monetary limits to the Company’s obligations. Collateral for commercial loans, guarantees, and letters of credit is usually in the form of cash, inventory, marketable securities, or other property.

NOTE R — COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings arising from normal business activities. While the results of these proceedings can not be predicted with certainty, management believes, based on advice of counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company’s consolidated financial position or results of operations.

NOTE S — EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan. The Company has an Employee Stock Ownership Plan (the “ESOP”) for all employees of the Company who satisfy length-of-service requirements. Trust assets under the plan are invested primarily in shares of stock of the Company. Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors; provided, however, contributions may not be made in amounts which cannot be allocated to any participant’s account by reason of statutory limitations. In October 2001, the ESOP borrowed $2,115,000 from the Bank to purchase 62,269 outstanding shares of the Company’s common stock from a stockholder. The shares purchased collateralize the loan from the Bank in accordance with a stock pledge agreement. The loan will be repaid principally from the Company’s contributions to the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings, whereas dividends on unallocated ESOP shares are used to make debt service payments on the ESOP loan. ESOP compensation expense was $276,000, $350,000 and $240,000 for 2001, 2000 and 1999, respectively. At December 31, 2001, unreleased ESOP shares amounted to $1,839,000 and is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The table below reflects ESOP activity for the periods indicated:

Year ended December 31,	2001	2000

Allocated shares, beginning of year	222,363	208,813
Shares committed to be released	8,140	13,550
Unallocated shares	54,129	—
Fair value of unallocated shares	$1,908,000	$—

Profit Sharing Retirement Savings Plan. The Company has an Employee Profit Sharing Retirement Savings Plan for all employees who satisfy length-of-service requirements. Eligible employees may contribute up to 15% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% of the amount contributed will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participant’s compensation. In addition, the Company will contribute an amount equal to 2% of the compensation of eligible participants, and additional amounts determined by the Board of Directors at their discretion. Effective January 1, 2000, the Company contributed an amount equal to 3% of the compensation of eligible participants. Contributions to the plan for 2001, 2000 and 1999 were $366,000, $361,000 and $462,000, respectively.

Deferred Compensation. The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee’s death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2001, 2000 and 1999 amounted to $118,000, $197,000 and $216,000, respectively. The Company is the beneficiary of life insurance policies, with an aggregate cash surrender value of $12,656,000 at December 31, 2001, that were purchased as a method of partially financing benefits under this plan.

Stock Compensation Plans. On September 16, 1994, the Board of Directors adopted a Stock Compensation Plan (the “SCP”) which the stockholders approved on January 26, 1995. On April 30, 1998, the stockholders approved the increase of shares of common stock reserved under the SCP to 440,000 shares. Such shares may be granted to employees, including officers and other key employees, of the Company. The purpose of the SCP is to enhance the ability of the Company to attract, retain and reward key employees and to encourage a sense of proprietorship and to stimulate the interests of those employees in the financial success of the Company. The SCP is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The SCP provides for the award of incentive stock options, performance stock options, non-qualified stock options, stock grants and stock appreciation rights (“SARs”).

During 1995 and 1994, the SCP option grants were performance and index options with a term of ten years. During 1997, the Company amended the terms of these options. The amendment provides that the performance options granted shall become exercisable in full on the later of the first anniversary of the grant date or the effective date of the amendment. The amendment also fixes the exercise price of the index options granted in 1995 and 1994 at $28.45 and $33.84, respectively.

On January 11, 2001, July 17, 2000, January 26, 2000, January 19, 1999, January 2, 1998 and December 15, 1997, the Company granted additional SCP stock options of 88,550, 550, 81,400, 53,900, 13,750 and 79,750 shares, respectively. The exercise prices of these options are $26.82, $21.82, $25.91, $27.73, $38.64 and $39.09 per share, respectively. The options become exercisable on the first anniversary of the grant date and terminate ten years after the grant date.

The Company adopted the Directors Stock Option Plan (“DSOP”) which the stockholders approved on April 29, 1999. Under the DSOP, each director of the Company, the Bank or the Association, who is not an employee, receives an annual grant of options to acquire restricted stock at a price equal to the fair market value of the Company’s common stock at the date of the grant. A director who is not an employee of the Company, the Bank or the Association receives an annual option for 1,000 shares (not to exceed an annual option for 1,000 restricted shares to any one director). Under the DSOP, the stock option grants are exercisable from the date of the grant for a ten-year period. On April 26, 2001, April 27, 2000 and April 29, 1999, the Company granted stock options of 16,500, 17,600 and 18,700, respectively. The exercise prices of these options are $31.46, $22.27 and $24.77 per share, respectively.

The original exercise price of each option equals the market price of the Company’s stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined using the fair value based method, the Company’s net income and net income per share would have been the pro forma amounts below:

	2001	2000	1999

Net income:
As reported	$6,150,000	$11,218,000	$306,000
Pro forma	4,948,000	10,179,000	(106,000)
Pro forma earnings per share:
Basic	$1.42	$3.16	$(0.03)
Diluted	$1.40	$3.16	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. For grants in 2001, 2000 and 1999, the following weighted-average assumptions were used; expected dividend of 1.25%, 1.40% and 0.61%, expected volatility of 34.47%, 39.71% and 32.15%, risk-free interest rate of 4.45%, 5.00% and 6.36%, and expected life of 6.0 years, 6.0 years and 6.0 years. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $11.44, $12.65 and $13.37, respectively.

Transactions involving stock options are summarized as follows:

	Stock Options	Weighted-Average
Description	Outstanding	Exercise Price

Balance at December 31, 1998	151,745	$35.32
Granted	72,600	$26.96
Forfeited	(10,450)	$34.57

Balance at December 31, 1999	213,895	$32.55
Granted	99,550	$25.25
Forfeited	(29,150)	$23.55

Balance at December 31, 2000	284,295	$30.02
Granted	105,050	$27.55
Forfeited	(12,540)	$30.71
Exercised	(8,250)	$24.15

Balance at December 31, 2001	368,555	$29.42

As of December 31, 2001 and 2000, stock options outstanding had exercise prices between $22.27 and $39.09. At December 31, 2001, the weighted-average remaining contractual life was 7.3 years and 283,300 stock options were exercisable with a weighted-average exercise price of $30.20. As of December 31, 2000, the weighted-average remaining contractual life was 7.2 years and 160,545 stock options were exercisable with a weighted-average exercise price of $34.15.

Under the SCP, the Committee may grant a specified number of shares to an employee subject to terms and conditions prescribed by the Committee. The Committee also has the authority to grant any participant SARs and the right to receive a payment, in cash or common stock, equal to the excess of the fair market value of a specified number of shares of common stock on the date such right is exercised over the fair market value on the date of grant of such right. An SAR may not be exercised prior to the first anniversary of the date of grant or more than ten years after the date of grant. No shares of stock or SARs were granted during 2001, 2000 and 1999.

Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may, in its discretion, provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any, or all, outstanding options.

NOTE T — STOCKHOLDERS’ EQUITY

Regulatory Matters. The Company is subject to various capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). The following table presents the actual and required regulatory capital amounts and ratios of the Company as of December 31, 2001 and 2000. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2001.

			For Capital Adequacy
			Purposes		To Be Well Capitalized
	Actual
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2001:
Tier 1 capital (to risk weighted assets):
Consolidated	$135,528	11.32%	$47,878	4.00%	$	n/a	n/a	%
Bank	131,225	10.96	47,884	4.00		71,826	6.00
Total capital (to risk weighted assets):
Consolidated	150,580	12.58	95,755	8.00		n/a	n/a
Bank	146,279	12.22	95,768	8.00		119,710	10.00
Tier 1 capital (to average assets):
Consolidated	135,528	8.31	65,211	4.00		n/a	n/a
Bank	131,225	8.01	65,566	4.00		81,957	5.00
December 31, 2000:
Tier 1 capital (to risk weighted assets):
Consolidated	$137,067	12.04%	$45,555	4.00%	$	n/a	n/a	%
Bank	134,498	11.37	47,304	4.00		70,956	6.00
Total capital (to risk weighted assets):
Consolidated	151,379	13.29	91,109	8.00		n/a	n/a
Bank	149,313	12.63	94,608	8.00		118,261	10.00
Tier 1 capital (to average assets):
Consolidated	137,067	8.01	68,443	4.00		n/a	n/a
Bank	134,498	7.82	68,794	4.00		85,992	5.00

The most recent notification from the federal regulatory agencies categorized the Company as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum Tier 1 and Total risk-based capital ratios and Tier 1 leverage ratios as set forth in the table above. To be categorized as adequately capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 2001, there are no conditions or events since that notification that management believes have changed the Company’s capital category.

Earnings Per Share. The table below presents the information used to compute basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Numerator:
Net income	$6,150,000	$11,218,000	$306,000

Denominator:
Weighted average shares outstanding	3,492,201	3,535,953	3,781,600
Effect of dilutive securities-stock options	46,449	661	1,390

Adjusted weighted average shares outstanding, assuming dilution	3,538,650	3,536,614	3,782,990

Earnings per share — basic	$1.76	$3.17	$0.08
Earnings per share — assuming dilution	$1.74	$3.17	$0.08

At December 31, 2001, there were outstanding options to purchase 368,555 shares at a range of $22.27 to $39.09. At December 31, 2000, there were outstanding options to purchase 284,295 shares at a range of $22.27 to $39.09. At December 31, 1999, there were outstanding options to purchase 213,895 shares at a range of $27.73 to $39.09. Earnings per share reflects 10% stock dividend paid in June 2001.

NOTE U — OTHER COMPREHENSIVE INCOME (LOSS)

The schedule below presents the reclassification amount to adjust for gains and losses on securities included in net income, including the amount of income taxes allocated, and also included in other comprehensive income as unrealized gains (losses) in the year in which they arose:

	Before Tax	Tax (Expense)	Net of Tax
(in thousands)	Amount	Benefit	Amount

2001:
Unrealized gains on securities:
Unrealized holding gain arising during the year	$3,287	$(1,352)	$1,935
Less: reclassification adjustment for losses realized in net income	(9,711)	3,787	(5,924)

Other comprehensive income	$12,998	$(5,139)	$7,859

2000:
Unrealized losses on securities:
Unrealized holding losses arising during the year	$(360)	$140	$(220)
Less: reclassification adjustment for losses realized in net income	(421)	164	(257)

Other comprehensive income	$61	$(24)	$37

1999:
Unrealized losses on securities:
Unrealized holding losses arising during the year	$(13,302)	$5,413	$(7,889)
Less: reclassification adjustment for gains realized in net income	(32)	13	(19)

Other comprehensive income (loss)	$(13,270)	$5,400	$(7,870)

NOTE V — FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because a limited or no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, interest-bearing deposits in other banks and federal funds sold: The carrying amounts approximate fair values.

Investment securities (including mortgage/asset-backed securities): Fair values for securities are based on quoted market prices, if available. If not available, quoted market prices of comparable instruments are used except in the case of certain options and swaps that utilize pricing models. For restricted investment securities, the carrying amount approximates fair value.

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

Long-term debt (other than deposits): The fair values are estimated using discounted cash flow analyses using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance sheet financial instruments: Fair values for letters of credit, guarantees, and lending commitments are based on fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties’ credit standing.

Derivative financial instruments: Fair values for swaps, caps, floors, forwards, and options are based upon current settlement values (financial forwards), if available. If there are no relevant comparables, fair values are based on pricing models or formulas using current assumptions for interest rate swaps and options.

The following table provides a summary of the carrying and fair values of the Company’s financial instruments at December 31, 2001 and 2000:

	2001		2000

	Carrying or	Estimated	Carrying or	Estimated
(in thousands)	Notional Value	Fair Value	Notional Value	Fair Value

Financial assets:
Cash and due from banks	$22,395	$22,395	$40,172	$40,172
Interest-bearing deposits in other banks	1,017	1,017	1,058	1,058
Federal funds sold	10,655	10,655	610	610
Investment securities	229,563	229,718	298,089	298,089
FHLB stock	32,406	32,406	32,430	32,430
Loans	1,223,478	1,249,694	1,283,911	1,284,470
Financial liabilities:
Deposits	1,138,435	1,140,368	1,218,261	1,225,442
Short-term borrowings	76,100	77,463	170,700	171,193
Long-term debt	214,424	219,174	181,563	180,952
Off-balance sheet financial instruments:
Derivative financial instruments:
Interest rate cap	50,000	—	50,000	30
Interest rate swaps	15,000	251	15,000	264
Interest rate options	5,000	(40)	10,000	42
Loan commitments	269,124	49	187,638	48
Guarantees and letters of credit	3,626	48	5,015	57

NOTE W — FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)

Condensed financial statements of CB Bancshares, Inc. (Parent company only) follows:

CONDENSED BALANCE SHEETS

	December 31,

(in thousands, except number of shares and per share data)	2001	2000

ASSETS
Cash on deposit with the Bank	$4,308	$322
Investment in subsidiaries:
Bank	129,459	120,593
Other	887	452
Premises and equipment	139	158
Other assets	992	1,745

TOTAL ASSETS	$135,785	$123,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Employee stock ownership plan note payable	$1,774	$—
Other liabilities	249	108

Total liabilities	2,023	108

Stockholders’ equity:
Preferred stock $1 par value—
Authorized and unissued 25,000,000 shares	—	—
Common stock $1 par value—
Authorized 50,000,000 shares; issued and outstanding, 3,506,082 in 2001 and 3,188,534 in 2000, respectively	3,506	3,189
Additional paid-in capital	65,427	54,594
Retained earnings	65,714	72,284
Unreleased shares to employee stock ownership plan	(1,839)	—
Accumulated other comprehensive income (loss), net of tax	954	(6,905)

Total stockholders’ equity	133,762	123,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,785	$123,270

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,

(in thousands)	2001	2000	1999

Income:
Dividends from subsidiaries:
Bank	$6,270	$4,000	$2,600
Association	—	1,400	9,439
Citibank Properties	—	8	—
Other interest income	8	10	9
Other income	25	9	—

Total income	6,303	5,427	12,048
Total expenses	2,145	2,353	2,314

Operating profit	4,158	3,074	9,734

Equity in undistributed income (loss) of Subsidiaries:
Bank	1,007	6,688	3,824
Association	—	561	(14,208)
Other	236	50	—

	1,243	7,299	(10,384)

Income (loss) before income taxes	5,401	10,373	(650)
Income tax benefit	749	845	956

NET INCOME	$6,150	$11,218	$306

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,

(in thousands)	2001	2000	1999

Cash flows from operating activities:
Net income	$6,150	$11,218	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Deficiency (excess) of equity in earnings of subsidiaries over dividends received	(1,243)	(7,299)	10,384
Other	1,084	(1,430)	(614)

Net cash provided by operating activities	5,991	2,489	10,076

Cash flows from investing activities:
Purchase of investments	(435)	—	—

Net cash used by investing activities	(435)	—	—

Cash flows from financing activities:
Cash-in-lieu payments on stock dividend	(54)	—	—
Cash dividends	(1,441)	(1,093)	(931)
Stock repurchase	(273)	(1,691)	(9,186)
Stock options exercised	198	—	—

Net cash used in financing activities	(1,570)	(2,784)	(10,117)

Increase (decrease) in cash	3,986	(295)	(41)
Cash at beginning of year	322	617	658

Cash at end of year	$4,308	$322	$617

NOTE X — SEGMENT INFORMATION

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements as described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

2001:
Net interest income	$38,148	$31,143	$1,533	$(18)	$70,806
Intersegment net interest income (expense)	1,111	(7,628)	6,517	—	—
Provision for credit losses	2,470	11,158	—	—	13,628
Net other operating expense	(9,175)	(9,646)	(12,859)	(16,098)	(47,778)
Administrative and overhead expense allocation	(7,959)	(5,099)	(936)	13,994	—
Income tax expense (benefit)	6,605	(802)	(1,931)	(622)	3,250
Net income (loss)	13,050	(1,586)	(3,814)	(1,500)	6,150
Total assets	785,310	457,465	312,514	30,751	1,586,040

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

2000:
Net interest income	$29,045	$32,548	$(587)	$(12)	$60,994
Intersegment net interest income (expense)	1,638	(7,371)	5,733	—	—
Provision for credit losses	1,736	5,803	—	—	7,539
Net other operating expense	(9,227)	(7,980)	(2,021)	(17,427)	(36,655)
Administrative and overhead expense allocation	(8,131)	(5,651)	(1,308)	15,090	—
Income tax expense (benefit)	3,890	1,928	609	(845)	5,582
Net income (loss)	7,699	3,815	1,208	(1,504)	11,218
Total assets	848,380	453,716	392,090	27,416	1,721,602

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to the Company’s Proxy Statement.

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM  11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

PART  IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 2001 and 2000

Consolidated Statements of Income — For years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) — For years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Cash Flows — For years ended December 31, 2001, 2000 and 1999

Notes to the Consolidated Financial Statements

(b) EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into this Report:

Exhibit No.	Description

3.1	Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.
3.2	By-laws of CB Bancshares, Inc., incorporated by reference to Exhibits 3.2 and 3.3 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.
4.0	No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
4.1	Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).
4.2	Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).
4.3	Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

Exhibit No.	Description

4.4	Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.
4.5	Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.
10.1	Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant’s Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on December 9, 1995. *
10.2	Form of Stock Option Agreement incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 1, 1996. *
10.4	Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.
10.5	Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan Association, Limited, is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 15, 2001.
10.6	Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home Loan Bank of Seattle is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 15, 2001.
10.7	Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant’s Registration Statement on Form S-8, Registration No. 333-81279, filed on June 22, 1999. *
10.8	Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2000. *
10.9	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and Island Insurance Co., Ltd, is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2001.
10.10	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Health and Welfare Fund is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 15, 2001.
10.11	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Pension Fund is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 15, 2001.
16	Letter re: change in certifying accountant, incorporated by reference to 16 to Registrant’s Form 10-K filed on March 15, 2000.
18	Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant’s Form 10-K filed on March 15, 2000.
21	Subsidiaries of the Registrant.
23	Consent of experts and counsel.

*	Management contract or compensatory plan or arrangement.

All other schedules are omitted because they are not applicable, not material, or because the information is included in the financial statement or the notes thereto.

(c)  REPORTS ON FORM 8-K

The Company has filed no reports on Form 8-K for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the Requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2002	CB BANCSHARES, INC.

/s/ Ronald K. Migita Ronald K. Migita, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 21, 2002

/s/ Donald J. Andres Donald J. Andres, Director	/s/ Tomio Fuchu Tomio Fuchu, Vice Chairman

/s/ Duane K. Kurisu Duane K. Kurisu, Director	/s/ Colbert M. Matsumoto Colbert M. Matsumoto, Director

/s/ Ronald K. Migita Ronald K. Migita, President, Chief Executive Officer and Director	/s/ Caryn S. Morita Caryn S. Morita, Secretary and Director

/s/ Calvin K. Y. Say Calvin K. Y. Say, Director	/s/ Mike K. Sayama Mike K. Sayama, Director

/s/ Yoshiki Takada Yoshiki Takada, Director	/s/ Lionel Y. Tokioka Lionel Y. Tokioka, Chairman of the Board

/s/ Dwight L. Yoshimura Dwight L. Yoshimura, Director	/s/ Dean K. Hirata Dean K. Hirata, Senior Vice President and Chief Financial Officer/Treasurer

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.
3.2	By-laws of CB Bancshares, Inc., incorporated by reference to Exhibits 3.2 and 3.3 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.
4.0	No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
4.1	Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).
4.2	Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).
4.3	Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).
4.4	Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.
4.5	Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.
10.1	Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant’s Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on December 9, 1995. *
10.2	Form of Stock Option Agreement incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 1, 1996. *
10.4	Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.
10.5	Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan Association, Limited, is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 15, 2001.
10.6	Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home Loan Bank of Seattle is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 15, 2001.
10.7	Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant’s Registration Statement on Form S-8, Registration No. 333-81279, filed on June 22, 1999. *
10.8	Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2000. *
10.9	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and Island Insurance Co., Ltd, is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2001.
10.10	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Health and Welfare Fund is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 15, 2001.
10.11	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Pension Fund is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 15, 2001.
16	Letter re: change in certifying accountant, incorporated by reference to 16 to Registrant’s Form 10-K filed on March 15, 2000.
18	Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant’s Form 10-K filed on March 15, 2000.
21	Subsidiaries of the Registrant.
23	Consent of experts and counsel.

*	Management contract or compensatory plan or arrangement.