Form 10-Q
period 2002-03-31
CB BANCSHARES INC/HI
filed 2002-05-10
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

Yes [X]	No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2002 was:

Class	Outstanding

Common Stock, $1.00 Par Value	3,510,721 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	March 31,	December 31,	March 31,
(in thousands)	2002	2001	2001

Assets
Cash and due from banks	$25,585	$22,395	$35,696
Interest-bearing deposits in other banks	1,028	1,017	1,010
Federal funds sold	—	10,655	21,560
Investment and mortgage-backed securities:
Held-to-maturity	48,781	26,000	—
Available-for-sale	212,481	203,563	280,963
FHLB Stock	32,885	32,406	32,949
Loans held for sale	33,556	50,661	49,716
Net loans	1,122,082	1,172,817	1,239,265
Premises and equipment	17,133	17,633	18,576
Other real estate owned	3,898	4,674	2,758
Accrued interest receivable and other assets	44,271	44,219	46,018

Total assets	$1,541,700	$1,586,040	$1,728,511

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$151,061	$160,570	$128,697
Interest-bearing	957,779	977,865	1,126,921

Total deposits	1,108,840	1,138,435	1,255,618

Short-term borrowings	40,300	76,100	75,700
Accrued expenses and other liabilities	19,483	20,599	18,066
Long-term debt	234,420	214,424	244,439
Minority interest in consolidated subsidiary	2,720	2,720	7,000

Total liabilities	1,405,763	1,452,278	1,600,823

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	3,489	3,506	3,190
Additional paid-in capital	64,871	65,427	54,621
Retained earnings	68,866	65,714	74,766
Unreleased shares to employee stock ownership plan	(1,799)	(1,839)	—
Accumulated other comprehensive income (loss), net of tax	510	954	(4,889)

Total stockholders’ equity	135,937	133,762	127,688

Total liabilities and stockholders’ equity	$1,541,700	$1,586,040	$1,728,511

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Three months ended
	March 31,

(in thousands, except per share data)	2002	2001

Interest income:
Interest and fees on loans	$23,865	$28,139
Interest and dividends on investment and mortgage-backed securities:
Taxable interest income	2,882	5,036
Nontaxable interest income	388	388
Dividends	480	520
Other interest income	19	178

Total interest income	27,634	34,261

Interest expense:
Deposits	5,119	13,086
FHLB advances and other short-term borrowings	311	2,242
Long-term debt	2,765	3,131

Total interest expense	8,195	18,459

Net interest income	19,439	15,802
Provision for credit losses	4,868	2,750

Net interest income after provision for credit losses	14,571	13,052

Noninterest income:
Service charges on deposit accounts	1,028	834
Other service charges and fees	1,556	1,145
Net realized gains (losses) on sales of securities	(36)	387
Net gains on sales of loans	511	162
Other	900	716

Total noninterest income	3,959	3,244

Noninterest expense:
Salaries and employee benefits	6,569	5,997
Net occupancy expense	1,572	1,592
Equipment expense	795	816
Other	4,412	3,844

Total noninterest expense	13,348	12,249

Income before income taxes	5,182	4,047
Income tax expense	1,646	1,246

Net income	$3,536	$2,801

Per share data:
Basic	$1.03	$0.80
Diluted	$1.01	$0.80

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Three months ended
	March 31,

(in thousands)	2002	2001

Cash flows from operating activities:
Net income	$3,536	$2,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,868	2,750
Net (gain) loss on sale of investment and mortgage-backed securities	36	(387)
Depreciation and amortization	933	950
Decrease (increase) in accrued interest receivable	(14)	86
Decrease in accrued interest payable	(72)	(1,933)
Loans originated for sale	(46,721)	(42,298)
Sale of loans held for sale	63,315	25,502
Increase in other assets	(38)	(2,297)
(Increase) decrease in income taxes payable	1,600	(86)
Decrease in other liabilities	(2,360)	(2,123)
Other	345	(34)

Net cash provided by (used in) operating activities	25,428	(17,069)

Cash flows from investing activities:
Net decrease (increase) in deposits in other banks	(11)	48
Net decrease (increase) in federal funds sold	10,655	(20,950)
Purchase of held-to-maturity investment securities	(22,856)	—
Purchase of available-for-sale securities	(42,100)	(50)
Proceeds from sales of available-for-sale securities	22,964	15,108
Proceeds from maturities of available-for-sale securities	9,370	5,941
Increase in FHLB Stock	(479)	(519)
Net decrease in loans	45,300	8,324
Capital expenditures	(274)	(1,179)
Proceeds from sales of foreclosed assets	1,509	1,538

Net cash provided by investing activities	24,078	8,261

Cash flows from financing activities:
Net increase (decrease) in deposits	(29,595)	36,747
Net decrease in short-term borrowings	(35,800)	(95,000)
Proceeds from long-term debt	20,000	75,000
Principal payments on long-term debt	(4)	(12,125)
Cash dividends paid	(384)	(318)
Options exercised	103	28
Stock repurchase	(676)	—
Unreleased ESOP shares	40	—

Net cash provided by (used in) financing activities	(46,316)	4,332

Increase (decrease) in cash and due from banks	3,190	(4,476)
Cash and due from banks at beginning of period	22,395	40,172

Cash and due from banks at end of period	$25,585	$35,696

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$8,267	$20,391
Income taxes paid	—	1,450

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

(in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Unreleased Shares to Employee Stock Ownership Plan	Accumulated Other Comprehensive Income	Total

Three months ended March 31, 2002:
Balance at January 1, 2002	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income:
Net income	—	—	3,536	—	—	3,536
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	(444)	(444)

Total comprehensive income	—	—	3,536	—	(444)	3,092

Cash dividends ($0.11 per share)	—	—	(384)	—	—	(384)
Options exercised	4	99	—	—	—	103
Repurchased, cancelled and retired shares	(21)	(655)	—	—	—	(676)
ESOP shares	—	—	—	40	—	40

Balance at March 31, 2002	$3,489	$64,871	$68,866	$(1,799)	$510	$135,937

Three months ended March 31, 2001:
Balance at January 1, 2001	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162
Comprehensive income:
Net income	—	—	2,801	—	—	2,801
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	2,016	2,016

Total comprehensive income	—	—	2,801	—	2,016	4,817

Cash dividends ($0.10 per share)	—	—	(319)	—	—	(319)
Options exercised	1	27	—	—	—	28

Balance at March 31, 2001	$3,190	$54,621	$74,766	$—	$(4,889)	$127,688

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A — Summary of Significant Accounting Policies

CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the “Parent Company”) and its wholly-owned subsidiaries (the “Company”): City Bank and its wholly-owned subsidiaries (the “Bank”); Datatronix Financial Services, Inc.; and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The Bank owns 50% of Pacific Access Mortgage, LLC, a mortgage brokerage company. The investment is accounted for using the equity method. The consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

Results of operations for interim periods are not necessarily indicative of results for the full year.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2001 have been reclassified to conform with the 2002 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NOTE B — Loans

The loan portfolio consisted of the following at the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2002	2001	2001

Commercial and financial	$218,665	$229,824	$239,464
Real estate:
Construction	57,161	52,750	32,796
Commercial	183,225	190,328	192,761
Residential	549,964	588,525	679,849
Installment and consumer	139,438	135,901	116,592

Gross loans	1,148,453	1,197,328	1,261,462
Less:
Unearned discount	238	108	4
Net deferred loan fees	4,016	4,939	5,724
Allowance for credit losses	22,117	19,464	16,469

Loans, net	$1,122,082	$1,172,817	$1,239,265

NOTE C — Segment Information

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Three months ended March 31, 2002
Net interest income	$11,328	$7,451	$693	$(33)	$19,439
Intersegment net interest income (expense)	123	(1,478)	1,355	—	—
Provision for credit losses	815	4,053	—	—	4,868
Other operating income (expense)	(2,184)	(2,595)	(587)	(4,023)	(9,389)
Administrative and overhead expense allocation	(1,916)	(1,292)	(215)	3,423	—
Income tax expense (benefit)	2,039	(614)	389	(168)	1,646
Net income (loss)	4,497	(1,353)	857	(465)	3,536
Total assets	734,331	440,022	323,230	44,117	1,541,700

Three months ended March 31, 2001
Net interest income	$7,370	$7,683	$747	$2	$15,802
Intersegment net interest income (expense)	588	(1,836)	1,248	—	—
Provision for credit losses	752	1,998	—	—	2,750
Other operating income (expense)	(2,635)	(2,196)	130	(4,304)	(9,005)
Administrative and overhead expense allocation	(2,014)	(1,425)	(330)	3,769	—
Income tax expense (benefit)	812	73	570	(209)	1,246
Net income (loss)	1,745	155	1,225	(324)	2,801
Total assets	856,486	454,864	380,646	36,515	1,728,511

NOTE D — Earnings Per Share Calculation

	Three months ended March 31,

	2002			2001

(in thousands, except number of shares and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic:
Net income	$3,536	3,444,776	$1.03	$2,801	3,506,696	$0.80
Effect of dilutive securities — Stock incentive plan options	—	61,566	—	—	5,604	—
Diluted:
Net income and assumed conversions	$3,536	3,506,342	$1.01	$2,801	3,512,300	$0.80

2001 per share calculations have been restated to reflect the impact of the 10% stock dividend issued in June 2001.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to its investments, loans and allowance for credit losses, intangible assets, income taxes, contingencies, and litigation. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies require significant judgments and estimates used in the preparation of its consolidated financial statements.

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

NET INCOME

Consolidated net income for the quarter ended March 31, 2002, totaled $3.5 million, an increase of $735,000, or 26.2%, over the same quarter last year. Diluted earnings per share for the first quarter of 2002 was $1.01 as compared to $0.80 for the same period in 2001, an increase of $0.21, or 26.3%.

The Company’s annualized return on average total assets for the three months ended March 31, 2002 was 0.92% as compared to 0.66% for the same period last year. The Company’s annualized return on average stockholders’ equity was 10.78% for the three months ended March 31, 2002, as compared to 9.05% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $19.6 million for the three months ended March 31, 2002, an increase of $3.6 million, or 22.7%, over the same period in 2001. The increase was primarily due to an increase in the net interest margin. For the quarter ended March 31, 2002, the Company’s net interest margin was 5.38%, an increase of 142 basis points (1% equals 100 basis points) from the same period in 2001. In 2001, the Company was liability-sensitive (i.e., liabilities repricing faster than assets). Additionally, the yield curve steepened with short-term rates falling more than intermediate and long-term rates. As a result, the Company’s cost of funds decreased more than the yield on earning assets, which resulted in a 142 basis point increase in the net interest margin.

A comparison of net interest income for the three months ended March 31, 2002 and 2001 is set forth below on a taxable equivalent basis:

	Three Months Ended March 31,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$1,038	$7	2.73%	$1,077	$18	6.78%
Federal funds sold and securities purchased under agreement to resell	2,729	12	1.78	11,830	160	5.49
Taxable investment and mortgage-backed securities	238,823	3,362	5.71	295,064	5,556	7.64
Nontaxable investment securities	30,954	597	7.82	30,904	597	7.83
Loans[1]	1,208,698	23,865	8.01	1,302,216	28,142	8.76

Total earning assets	1,482,242	27,843	7.62	1,641,091	34,473	8.52

Nonearning assets:
Cash and due from banks	31,041			30,795
Premises and equipment	17,472			18,176
Other assets	51,449			47,716
Less allowance for credit losses	(20,887)			(17,730)

Total assets	$1,561,317			$1,720,048

Interest-bearing liabilities:
Savings deposits	$457,202	$1,624	1.44%	$378,917	$2,585	2.77%
Time deposits	525,913	3,495	2.70	735,947	10,501	5.79
Short-term borrowings	36,447	311	3.46	133,914	2,242	6.79
Long-term debt	234,688	2,765	4.78	202,945	3,131	6.26

Total interest-bearing deposits and liabilities	1,254,250	8,195	2.65	1,451,723	18,459	5.16

Noninterest-bearing liabilities:
Demand deposits	147,440			118,368
Other liabilities	26,624			24,405

Total liabilities	1,428,314			1,594,496
Stockholders’ equity	133,003			125,552

Total liabilities and stockholders’ equity	$1,561,317			$1,720,048

Net interest income and margin on total earning assets		19,648	5.38%		16,014	3.96%

Taxable equivalent adjustment		(209)			(212)

Net interest income		$19,439			$15,802

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 2002, December 31, 2001 and March 31, 2001 follows:

	March 31,	December 31,	March 31,
(dollars in thousands)	2002	2001	2001

Nonperforming assets:
Nonperforming loans:
Commercial	$5,341	$7,034	$9,199
Real estate:
Commercial	3,719	2,438	2,269
Residential	6,121	6,174	5,916

Total real estate loans	9,840	8,612	8,185
Consumer	150	148	—

Total nonperforming loans	15,331	15,794	17,384

Other real estate owned	3,898	4,674	2,758

Total nonperforming assets	$19,229	$20,468	$20,142

Past due loans:
Commercial	$1,467	$—	$1,951
Real estate	2,440	2,190	2,636
Consumer	2,393	1,464	851

Total past due loans(1)	$6,300	$3,654	$5,438

Restructured:
Commercial	$2,214	$2,214	$1,978
Real estate —
residential	8,188	8,629	10,352

Total restructured loans(2)	$10,402	$10,843	$12,330

Nonperforming assets to total loans and other real estate owned (end of period):
Excluding 90 days past due accruing loans	1.63%	1.64%	1.54%
Including 90 days past due accruing loans	2.16%	1.93%	1.96%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	1.25%	1.29%	1.17%
Including 90 days past due accruing loans	1.66%	1.52%	1.48%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.
(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at March 31, 2002 totaled $15.3 million, a decrease of $2.1 million, or 11.8%, over March 31, 2001. The decrease in nonperforming loans was primarily due to a decrease in the commercial category.

Nonperforming commercial loans were $5.3 million at March 31, 2002, a decrease of $3.9 million over March 31, 2001. The decrease was due to 1) loans totaling $2.6 million that were charged-off in the third and fourth quarters of 2001; and 2) a $1.3 million loan to a real estate developer, secured by undeveloped land, that was foreclosed on in the second quarter of 2001.

Other real estate owned was $3.9 million at March 31, 2002, an increase of $1.1 million, or 41.3%, from March 31, 2001. The increase in other real estate owned was primarily due to a $1.0 million residential property foreclosed on in the fourth quarter of 2001.

Restructured loans were $10.4 million at March 31, 2002, a decrease of $1.9 million, or 15.6%, from March 31, 2001. The decrease was primarily due to the reclassification of certain residential real estate loans to nonperforming loans and past due loans.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,

(dollars in thousands)	2002		2001

Loans outstanding (end of period)	$1,177,755		$1,305,450

Average loans outstanding	$1,208,698		$1,302,216

Balance at beginning of period	$19,464		$17,447

Loans charged-off:
Commercial	2,100		3,035
Real estate
Commercial	—		—
Residential	207		467
Consumer	516		474

Total loans charged-off	2,823		3,976

Recoveries on loans charged-off:
Commercial	61		10
Real estate:
Commercial	350		—
Residential	19		143
Consumer	178		95

Total recoveries on loans previously charged-off	608		248

Net charge-offs	(2,215)		(3,728)

Provision charged to expense	4,868		2,750

Balance at end of period	$22,117		$16,469

Net loans charged-off to average loans	0.74%	(1)	1.16	%(1)
Net loans charged-off to allowance for credit losses	40.62%	(1)	91.80	%(1)
Allowance for credit losses to total loans (end of period)	1.88%		1.26%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	1.44x		0.95x
Including 90 days past due accruing loans	1.02x		0.72x

(1)	Annualized.

The provision for credit losses was $4.9 million for the first quarter of 2002, an increase of $2.1 million, or 77.0%, over the same quarter last year. The increase in the provision was related to: 1) the continued economic uncertainty, both locally and nationally, since the events of September 11, 2001 and the increased probability that losses not specifically identified may be inherent in the Company’s loan portfolio; and 2) an increase in classified assets.

The Allowance at March 31, 2002 was $22.1 million and represented 1.88% of total loans. The corresponding ratios at December 31, 2001 and March 31, 2001 were 1.57% and 1.26%, respectively.

Net charge-offs were $2.2 million for the first three months of 2002, a decrease of $1.5 million, or 40.6%, over the same period in 2001. The decrease was primarily due to a reduction in commercial loan charge-offs.

The Allowance increased to 1.44 times nonperforming loans (excluding 90 days past due accruing loans) at March 31, 2002 from 0.95 times at March 31, 2001 as a result of the increase in the Allowance and decrease in nonperforming loans.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 2002. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $4.0 million for the first quarter of 2002, an increase of $715,000, or 22.0%, over the first quarter of 2001.

Service charges on deposit accounts increased $194,000, or 23.3%, for the first quarter of 2002 over the same period in 2001. These increases resulted from an increase in deposit accounts.

Other service charges and fees increased $411,000, or 35.9%, for the first three months of 2002 over the same period in 2001. These increases were primarily due to fee income on investment services recorded during the three months ended March 31, 2002.

Net realized losses on sales of securities was $36,000 for the three months ended March 31, 2002 compared to net realized gains of $387,000 in the same period in 2001.

Net gains on sales of loans increased $349,000, or 215.4%, for the first quarter of 2002 from the same period in 2001.

Other income increased $184,000, or 25.7%, for the first quarter of 2002 due primarily to higher gains on the sale of OREO and income from item-processing operations.

NONINTEREST EXPENSE

Noninterest expense totaled $13.3 million for the first quarter of 2002, an increase of $1.1 million, or 9.0%, from the same period in 2001. The efficiency ratio (exclusive of amortization of purchase accounting premiums on loan and servicing portfolios) improved from 63.5% for the three months ended March 31, 2001 to 56.4% for the three months ended March 31, 2002.

Salaries and employee benefits increased $572,000, or 9.5%, for the first quarter ended March 31, 2002 from the same period in 2001. The increases were primarily due to higher incentive-based compensation paid to commercial loan and investment services personnel.

Other noninterest expense increased $568,000, or 14.8%, for the first three months of 2002 from the same period in 2001 due primarily to higher professional fees and marketing expenses.

INCOME TAXES

The Company’s effective income tax rate (exclusive of the tax equivalent adjustment) for the first three months of 2002 was 31.8% as compared to 30.8% for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities.

The Company’s operating activities provided $25.4 million in the first quarter of 2002, compared to using $17.1 million in the same period last year. The primary source of cash flows from operations in 2002 was the sale of $63.3 million of loans held for sale, which was partially offset by the origination of $46.7 million of loans held for sale. During the first quarter of 2001, the Company originated $42.3 million of loans held for sale and sold $25.5 million of loans held for sale.

Investing activities provided cash flow of $24.1 million in the first quarter of 2002, compared to providing $8.3 million during the same period last year. The primary source of cash from investing activities in the first quarter of 2002 was the net decrease in loans of $45.3 million. The net decrease in loans was due primarily to a reduction in the Bank’s residential real estate portfolio, which declined by $38.6 million during the first quarter of 2002 due to an increase in prepayments.

Financing activities used cash flow of $46.3 million in the first quarter of 2002, compared to providing $4.3 million during the same period last year. The primary use of cash from financing activities in the first quarter of 2002 was the $29.6 million net decrease in deposits and $35.8 million net decrease in short-term borrowings.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at March 31, 2002 and 2001) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2002
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$138,147	11.67%	$47,334	4.00%	N/A
Bank	133,912	11.31	47,342	4.00	$71,013	6.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$153,064	12.93%	$94,669	8.00%	N/A
Bank	148,832	12.57	94,684	8.00	$118,356	10.00%
Tier 1 Capital to Average Assets:
Consolidated	$138,147	8.85%	$62,453	4.00%	N/A
Bank	133,912	8.59	62,327	4.00	$77,908	5.00%
As of March 31, 2001
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$139,578	11.52%	$48,447	4.00%	N/A
Bank	136,363	11.28	48,376	4.00	$72,564	6.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$154,767	12.78%	$96,894	8.00%	N/A
Bank	151,530	12.53	96,752	8.00	$120,940	10.00%
Tier 1 Capital to Average Assets:
Consolidated	$139,578	8.11%	$68,802	4.00%	N/A
Bank	136,363	7.61	71,671	4.00	$89,589	5.00%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 2001 Form 10-K. No significant changes have occurred during the three months ended March 31, 2002.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC. (Registrant)

Date	May 10, 2002	By	/s/ Dean K. Hirata Dean K. Hirata Senior Vice President and Chief Financial Officer (principal financial officer)