Form 10-Q
period 2002-06-30
CB BANCSHARES INC/HI
filed 2002-08-13
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Yes [X]       No [    ]

The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2002 was:

Class	Outstanding

Common Stock, $1.00 Par Value	3,998,156 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	June 30,	December 31,	June 30,
(in thousands of dollars)	2002	2001	2001

Assets
Cash and due from banks	$43,447	$22,395	$23,894
Interest-bearing deposits in other banks	1,110	1,017	1,010
Federal funds sold	815	10,655	2,515
Investment securities:
Held-to-maturity	73,396	26,000	—
Available-for-sale	231,167	203,563	247,900
Restricted	33,377	32,406	33,524
Loans held for sale	38,023	50,661	54,854
Net loans	1,062,594	1,172,817	1,228,522
Premises and equipment	17,072	17,633	18,566
Other real estate owned	3,216	4,674	3,068
Accrued interest receivable and other assets	52,194	44,219	43,690

Total assets	$1,556,411	$1,586,040	$1,657,543

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$157,745	$160,570	$137,317
Interest-bearing	977,982	977,865	1,036,836

Total deposits	1,135,727	1,138,435	1,174,153

Short-term borrowings	9,150	76,100	91,400
Accrued expenses and other liabilities	24,583	20,599	16,228
Long-term debt	234,415	214,424	244,381
Minority interest in consolidated subsidiary	2,720	2,720	2,720

Total liabilities	1,406,595	1,452,278	1,528,882

Stockholders’ equity:
Common stock	3,998	3,506	3,509
Additional paid-in capital	82,149	65,427	65,558
Retained earnings	58,220	65,714	66,276
Unreleased shares to employee stock ownership plan	(1,756)	(1,839)	—
Accumulated other comprehensive income (loss), net of tax	7,205	954	(6,682)

Total stockholders’ equity	149,816	133,762	128,661

Total liabilities and stockholders’ equity	$1,556,411	$1,586,040	$1,657,543

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Quarter ended June 30,		Six months ended June 30,

(in thousands of dollars, except per share data)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$22,541	$27,576	$46,406	$55,715
Interest and dividends on investment securities:
Taxable interest income	3,282	4,158	6,164	9,194
Nontaxable interest income	389	388	777	776
Dividends	493	576	973	1,096
Other interest income	15	85	34	263

Total interest income	26,720	32,783	54,354	67,044

Interest expense:
Deposits	4,634	11,283	9,753	24,369
Short-term borrowings	172	800	483	3,042
Long-term debt	2,876	3,531	5,641	6,662

Total interest expense	7,682	15,614	15,877	34,073

Net interest income	19,038	17,169	38,477	32,971
Provision for credit losses	4,102	2,271	8,970	5,021

Net interest income after provision for credit losses	14,936	14,898	29,507	27,950

Noninterest income:
Service charges on deposit accounts	1,069	940	2,097	1,774
Other service charges and fees	1,618	1,259	3,174	2,404
Net realized gains (losses) on sales of securities	(68)	229	(104)	616
Net gains on sales of loans	208	250	719	412
Other	933	571	1,833	1,287

Total noninterest income	3,760	3,249	7,719	6,493

Noninterest expense:
Salaries and employee benefits	6,501	5,997	13,070	11,994
Net occupancy expense	1,568	1,608	3,140	3,200
Equipment expense	765	804	1,560	1,620
Other	4,487	4,759	8,899	8,603

Total noninterest expense	13,321	13,168	26,669	25,417

Income before income taxes	5,375	4,979	10,557	9,026
Income tax expense	1,754	1,839	3,400	3,085

Net income	$3,621	$3,140	$7,157	$5,941

Per share data:
Basic	$0.93	$0.82	$1.86	$1.54
Diluted	$0.92	$0.81	$1.83	$1.53

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
 CB BANCSHARES, INC. AND SUBSIDIARIES

				Unreleased
				Shares to
				Employee	Accumulated
		Additional		Stock	Other
	Common	Paid-In	Retained	Ownership	Comprehensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total

Balance at January 1, 2002	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income
Net income	—	—	7,157	—	—	7,157
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	6,251	6,251

Comprehensive income subtotal	—	—	7,157	—	6,251	13,408

Cash dividends ($0.22 per share)	—	—	(783)	—	—	(783)
Options exercised	154	4,153	—	—	—	4,307
Stock dividend	362	13,448	(13,868)	—	—	(58)
Cancelled and retired shares	(24)	(879)	—	—	—	(903)
ESOP shares	—	—	—	83	—	83

Balance at June 30, 2002	$3,998	$82,149	$58,220	$(1,756)	$7,205	$149,816

				Unreleased
				Shares to
				Employee	Accumulated
		Additional		Stock	Other
	Common	Paid-In	Retained	Ownership	Comprehensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total

Balance at January 1, 2001	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162
Comprehensive income
Net income	—	—	5,941	—	—	5,941
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	223	223

Comprehensive income subtotal	—	—	5,941	—	223	6,164

Cash dividends ($0.21 per share)	—	—	(670)	—	—	(670)
Options exercised	4	119	—	—	—	123
Stock dividend	318	10,907	(11,279)	—	—	(54)
Cancelled and retired shares	(2)	(62)	—	—	—	(64)

Balance at June 30, 2001	$3,509	$65,558	$66,276	$—	$(6,682)	$128,661

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Six months ended June 30,

(in thousands of dollars)	2002	2001

Cash flows from operating activities:
Net income	$7,157	$5,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	8,970	5,021
Net realized (gains) losses on sale of securities	104	(616)
Depreciation and amortization	1,677	1,474
Deferred income taxes	222	120
Decrease in accrued interest receivable	248	832
Decrease in accrued interest payable	(308)	(3,031)
Loans originated for sale	(86,989)	(84,682)
Sale of loans held for sale	98,908	63,936
Increase in other assets	(8,223)	(686)
Increase (decrease) in income taxes payable	1,364	(1,102)
Decrease in other liabilities	(1,069)	(656)
Other	896	(148)

Net cash provided by (used in) operating activities	22,957	(13,597)

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits in other banks	(93)	48
Net decrease (increase) in federal funds sold	9,840	(1,905)
Purchase of available-for-sale securities	(68,199)	(50)
Proceeds from sales of available-for-sale securities	29,000	33,815
Proceeds from maturities of available-for-sale securities	21,382	17,273
Purchase of FHLB Stock	(971)	(1,094)
Purchase of held-to-maturity securities	(47,532)	—
Net loan originations over principal repayments	99,826	12,781
Capital expenditures	(845)	(1,959)
Proceeds from sales of foreclosed assets	2,708	4,170

Net cash provided by investing activities	45,116	63,079

Cash flows from financing activities:
Net decrease in deposits	(2,708)	(44,333)
Net decrease in short-term borrowings	(66,950)	(79,300)
Proceeds from long-term debt	40,000	95,000
Principal payments on long-term debt	(20,009)	(32,182)
Net decrease in minority interest in consolidated subsidiary	—	(4,280)
Cash dividends paid	(783)	(670)
Stock options exercised	4,307	123
Cash in lieu payments on stock dividend	(58)	(54)
Unreleased ESOP shares	83	—
Stock repurchase	(903)	(64)

Net cash used in financing activities	(47,021)	(65,760)

Increase (decrease) in cash and due from banks	21,052	(16,278)
Cash and due from banks at beginning of period	22,395	40,172

Cash and due from banks at end of period	$43,447	$23,894

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$16,185	$37,103
Income taxes paid	$2,000	$4,752

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

NOTE B — Loans

The loan portfolio consisted of the following at the dates indicated:

	June 30,	December 31,	June 30,
(in thousands of dollars)	2002	2001	2001

Commercial and financial	$210,058	$229,824	$246,730
Real estate:
Construction	45,306	52,750	28,650
Commercial	186,158	190,328	194,872
Residential	513,901	588,525	659,279
Installment and consumer	137,851	135,901	122,266

Gross loans	1,093,274	1,197,328	1,251,797
Less:
Unearned discount	848	108	4
Net deferred loan fees	4,438	4,939	5,457
Allowance for credit losses	25,394	19,464	17,814

Loans, net	$1,062,594	$1,172,817	$1,228,522

NOTE C — Segment Information

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Six months ended June 30, 2002
Net interest income	$22,117	$14,590	$1,824	$(54)	$38,477
Intersegment net interest income (expense)	175	(2,072)	1,897	—	—
Provision for credit losses	1,160	7,810	—	—	8,970
Noninterest income (expense)	(4,374)	(5,752)	(981)	(7,843)	(18,950)
Administrative and overhead expense allocation	(3,664)	(2,554)	(444)	6,662	—
Income tax expense (benefit)	4,134	(1,136)	725	(323)	3,400
Net income (loss)	8,960	(2,462)	1,571	(912)	7,157
Total assets	702,864	415,973	385,980	51,594	1,556,411

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Six months ended June 30, 2001
Net interest income	$16,532	$14,809	$1,625	$5	$32,971
Intersegment net interest income (expense)	361	(1,698)	1,337	—	—
Provision for credit losses	1,084	3,937	—	—	5,021
Noninterest income (expense)	(5,236)	(5,029)	(672)	(7,987)	(18,924)
Administrative and overhead expense allocation	(3,535)	(2,799)	(605)	6,939	—
Income tax expense (benefit)	2,384	456	571	(326)	3,085
Net income (loss)	4,654	890	1,114	(717)	5,941
Total assets	839,357	462,475	313,539	42,172	1,657,543

NOTE D — Earnings Per Share Calculation

	Quarter ended June 30,

	2002			2001

		Shares	Per		Shares	Per
	Income	(Denom-	Share	Income	(Denom-	Share
(in thousands, except number of shares and per share data)	(Numerator)	inator)	Amount	(Numerator)	inator)	Amount

Basic:
Net income	$3,621	3,875,236	$0.93	$3,140	3,810,890	$0.82
Effect of dilutive securities -
Stock incentive plan options	—	40,050	0.01	—	42,625	0.01
Diluted:
Net income and assumed conversions	$3,621	3,915,286	$0.92	$3,140	3,853,515	$0.81

	Six months ended June 30,

	2002			2001

		Shares	Per		Shares	Per
	Income	(Denom-	Share	Income	(Denom-	Share
(in thousands, except number of shares and per share data)	(Numerator)	inator)	Amount	(Numerator)	inator)	Amount

Basic:
Net income	$7,157	3,841,037	$1.86	$5,941	3,868,214	$1.54
Effect of dilutive securities -
Stock incentive plan options	—	69,183	0.03	—	27,359	0.01
Diluted:
Net income and assumed conversions	$7,157	3,910,220	$1.83	$5,941	3,895,573	$1.53

Earnings per share calculations have been restated to reflect the impact of the 10% stock dividends issued in June 2002 and 2001.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to its investments, loans and allowance for credit losses, intangible assets, income taxes, contingencies, and litigation. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies require significant judgments and estimates used in the preparation of its consolidated financial statements.

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

NET INCOME

Consolidated net income for the quarter ended June 30, 2002, totaled $3.6 million, an increase of $481,000, or 15.3%, over the same quarter last year. Consolidated net income for the six months ended June 30, 2002, totaled $7.2 million, an increase of $1.2 million, or 20.5%, over the same period in 2001. Diluted earnings per share for the second quarter of 2002 was $0.92 as compared to $0.81 for the same period in 2001, an increase of $0.11, or 13.6%. For the six months ended June 30, 2002, diluted earnings per share was $1.83, an increase of $0.30, or 19.6%, over the same period in 2001. The increase in consolidated net income for the quarter and six months ended June 30, 2002, over the corresponding periods in 2001, was primarily due to an increase in net interest income and noninterest income, partially offset by increases in the provision for credit losses and noninterest expense.

The Company’s annualized return on average total assets for the six months ended June 30, 2002 was 0.93% as compared to 0.70% for the same period last year. The Company’s annualized return on average stockholders’ equity was 10.31% for the six months ended June 30, 2002, as compared to 9.46% for the same period last year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $19.2 million for the quarter ended June 30, 2002, an increase of $1.9 million, or 10.8%, over the same period in 2001. The increase in net interest income was primarily due to a $172.4 million decrease in average interest-bearing liabilities and an 88 basis point increase in the net interest margin. For the quarter ended June 30, 2002, the Company’s net interest margin was 5.23%, as compared to 4.35% for the same period in 2001.

Net interest income, on a taxable equivalent basis, was $38.9 million for the six months ended June 30, 2002, an increase of $5.5 million, or 16.5%, over the same period in 2001. The increase was primarily due to a $184.9 million, or 12.9%, decrease in average interest-bearing liabilities and a 116 basis point increase in the net interest margin. For the six months ended June 30, 2002, the Company’s net interest margin was 5.31%, as compared to 4.15% for the same period in 2001.

A comparison of net interest income for the quarter and six months ended June 30, 2002 and 2001 is set forth below on a taxable equivalent basis:

	Quarter Ended June 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands of dollars)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in Other banks	$1,048	$7	2.68%	$1,043	$12	4.61%
Federal funds sold and Securities purchased under Agreement to resell	2,085	8	1.54	6,714	75	4.48
Taxable investment Securities	292,833	3,775	5.17	260,823	4,732	7.28
Nontaxable investment securities	30,966	598	7.75	30,916	597	7.75
Loans[1]	1,149,507	22,541	7.87	1,304,479	27,576	8.48

Total earning assets	1,476,439	26,929	7.32	1,603,975	32,992	8.25

Nonearning assets:
Cash and due from banks	33,315			29,649
Premises and equipment-net	17,158			18,685
Other assets	48,930			51,443
Less allowance for loan losses	(23,522)			(17,076)

Total assets	$1,552,320			$1,686,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$463,344	$1,467	1.27%	$404,436	$2,375	2.36%
Time deposits	506,391	3,167	2.51	689,931	8,908	5.18
Short-term borrowings	22,934	172	3.01	63,714	800	5.04
Long-term debt	242,071	2,876	4.77	249,078	3,531	5.69

Total interest-bearing
Deposits and liabilities	1,234,740	7,682	2.50	1,407,159	15,614	4.45

Noninterest-bearing liabilities:
Demand deposits	151,033			128,114
Other liabilities	21,471			23,790

Total liabilities	1,407,244			1,559,063
Stockholders’ equity	145,076			127,613

Total liabilities and Stockholders’ equity	$1,552,320			$1,686,676

Net interest income and margin on total earning assets		19,247	5.23%		17,378	4.35%

Taxable equivalent adjustment		(209)			(209)

Net interest income		$19,038			$17,169

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands of dollars)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in Other banks	$1,043	$14	2.71%	$1,060	$30	5.71%
Federal funds sold and Securities purchased under Agreement to resell	2,405	20	1.68	9,258	235	5.12
Taxable investment Securities	265,977	7,137	5.41	277,849	10,288	7.47
Nontaxable investment securities	30,960	1,195	7.78	30,910	1,194	7.79
Loans[1]	1,178,062	46,406	7.94	1,303,354	55,718	8.62

Total earning assets	1,478,447	54,772	7.47	1,622,431	67,465	8.39

Nonearning assets:
Cash and due from banks	33,102			30,219
Premises and equipment-net	17,314			18,432
Other assets	46,704			49,590
Less allowance for loan losses	(22,212)			(17,401)

Total assets	$1,553,355			$1,703,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$460,290	$3,091	1.35%	$391,747	$4,960	2.55%
Time deposits	516,098	6,662	2.60	712,812	19,409	5.49
Short-term borrowings	29,653	483	3.28	98,620	3,042	6.22
Long-term debt	238,400	5,641	4.77	226,139	6,662	5.94

Total interest-bearing Deposits and liabilities	1,244,441	15,877	2.57	1,429,318	34,073	4.81

Noninterest-bearing liabilities:
Demand deposits	148,328			123,268
Other liabilities	20,595			24,097

Total liabilities	1,413,364			1,576,683
Stockholders’ equity	139,991			126,588

Total liabilities and Stockholders’ equity	$1,553,355			$1,703,271

Net interest income and margin on total earning assets		38,895	5.31%		33,392	4.15%

Taxable equivalent adjustment		(418)			(421)

Net interest income		$38,477			$32,971

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 2002, December 31, 2001 and June 30, 2001 follows:

	June 30,	December 31,	June 30,
(in thousands of dollars)	2002	2001	2001

Nonperforming assets:
Nonperforming loans:
Commercial	$4,889	$7,034	$8,130
Real estate:
Commercial	4,708	2,438	2,220
Residential	5,760	6,174	6,923

Total real estate loans	10,468	8,612	9,143
Consumer	144	148	93

Total nonperforming loans	15,501	15,794	17,366

Other real estate owned	3,216	4,674	3,068

Total nonperforming assets	$18,717	$20,468	$20,434

Past due loans:
Commercial	$329	$—	$1,373
Real estate	1,867	2,190	2,442
Consumer	3,082	1,464	616

Total past due loans(1)	$5,278	$3,654	$4,431

Restructured:
Commercial	$2,177	$2,214	$4,778
Real estate:
Residential	7,255	8,629	9,664

Total restructured loans(2)	$9,432	$10,843	$14,442

Nonperforming assets to total loans And other real estate owned (end of period):
Excluding 90 days past due accruing loans	1.66%	1.64%	1.57%
Including 90 days past due accruing loans	2.12%	1.93%	1.91%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	1.20%	1.29%	1.23%
Including 90 days past due accruing loans	1.54%	1.52%	1.50%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at June 30, 2002 totaled $15.5 million, a decrease of $1.9 million, or 10.7%, as compared to June 30, 2001. The decrease in nonperforming loans was primarily due to a $3.2 million decrease in the commercial loan category, partially offset by a $1.3 million increase in total real estate loans.

Other real estate owned was $3.2 million at June 30, 2002, an increase of $148,000, or 4.8%, from June 30, 2001.

Restructured loans were $9.4 million at June 30, 2002, a decrease of $5.0 million, or 34.7%, from June 30, 2001. The decrease was primarily due to the chargeoff of certain commercial loans and reclassification of residential real estate loans to nonperforming loans.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Six months ended June 30,

(in thousands of dollars)	2002		2001

Loans outstanding (end of period)(2)	$1,126,011		$1,301,190

Average loans outstanding(2)	$1,178,062		$1,303,354

Balance at beginning of period	$19,464		$17,447

Loans charged off:
Commercial	2,575		3,290
Real estate
Commercial	—		—
Residential	478		1,061
Consumer	1,111		767

Total loans charged off	4,164		5,118

Recoveries on loans charged off:
Commercial	243		45
Real estate:
Commercial	350		—
Residential	90		239
Consumer	441		180

Total recoveries on loans previously charged off	1,124		464

Net charge-offs	(3,040)		(4,654)

Provision charged to expense	8,970		5,021

Balance at end of period	$25,394		$17,814

Net loans charged off to average loans	0.52%	(1)	0.72	%(1)
Net loans charged off to allowance for credit losses	24.14%	(1)	52.68	%(1)
Allowance for credit losses to total loans (end of period)	2.26%		1.37%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	1.64x		1.03x
Including 90 days past due accruing loans	1.22x		0.82x

(1) Annualized.

(2) Includes loans held for sale.

The provision for credit losses was $4.1 million for the second quarter of 2002, an increase of $1.8 million, or 80.6%, over the same quarter last year. For the six months ended June 30, 2002, the provision for loan losses was $9.0 million, an increase of $3.9 million, or 78.6%, over the same period last year. The increase in the provision for credit losses in 2002 was primarily due to the Company’s quarterly review of specific credits and the resulting impact of the continuing economic uncertainty, both locally and nationally.

The Allowance at June 30, 2002 was $25.4 million and represented 2.26% of total loans. The corresponding ratios at December 31, 2001 and June 30, 2001 were 1.57% and 1.37%, respectively.

Net charge-offs were $3.0 million for the first six months of 2002, a decrease of $1.6 million, or 34.7%, over the same period in 2001. The decrease was primarily due to lower charge-offs in the commercial loan categories, which decreased $715,000. The decrease in the commercial loan category was primarily due to the charge-off of three commercial loans totaling $3.0 million during the first quarter of 2001. Such amounts were previously provided for in the Allowance.

The Allowance increased to 1.64 times nonperforming loans (excluding 90 days past due accruing loans) at June 30, 2002 from 1.03 times at June 30, 2001 as a result of the decrease in nonperforming loans and the decrease in net charge-offs for the six months ended June 30, 2002.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at June 30, 2002. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $3.8 million for the quarter ended June 30, 2002, an increase of $511,000, or 15.7%, over the comparable period in 2001. For the six months ended June 30, 2002, noninterest income was $7.7 million, an increase of $1.2 million, or 18.9%, over the comparable period in 2001.

Service charges on deposit accounts increased $129,000 and $323,000, or 13.7% and 18.2%, respectively, for the second quarter and six months ended June 30, 2002 over the comparable periods in 2001. These increases resulted from a $93.6 million, or 18.2%, increase in the average balance of transaction accounts.

Other service charges and fees increased $359,000 and $770,000, or 28.5% and 32.0%, respectively, for the second quarter and six months ended June 30, 2002 over the comparable periods in 2001. These increases were primarily due to fee income on investment services recorded during the six months ended June 30, 2002.

Net realized loss on sales of securities was $104,000 for the six months ended June 30, 2002 compared to net realized gains of $616,000 in the same period in 2001. The net gain in 2001 was due to sales of $33.2 million of available-for-sale securities sold in the lower interest rate environment.

NONINTEREST EXPENSE

Noninterest expense totaled $13.3 million for the quarter ended June 30, 2002, an increase of $153,000, or 1.16%, from the comparable period in 2001. For the six months ended June 30, 2002, noninterest expense was $26.7 million, an increase of $1.3 million, or 4.9%, from the comparable period in 2001. The efficiency ratio (exclusive of intangibles) improved from 63.7% for the six months ended June 30, 2001 to 57.2% for the six months ended June 30, 2002.

Salaries and employee benefits increased $504,000, or 8.4%, and $1.1 million, or 9.0%, for the second quarter and six months ended June 30, 2002, respectively, from the comparable periods in 2001. The increases were primarily due to higher incentive-based compensation.

INCOME TAXES

The Company’s effective income tax rate (exclusive of the tax equivalent adjustment) for the quarter and six months ended June 30, 2002 was 32.6% and 32.2%, respectively, as compared to 36.9% and 34.2% for the same periods in 2001. The decline in the effective tax rate in 2002 was primarily due to an increase in taxable-exempt income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities.

The Company’s operating activities provided $23.0 million for the six months ended June 30, 2002, which compares to $13.6 million used by operating activities in the same period last year. The primary source of cash flows from operations in 2002 was the sale of $98.9 million of loans held for sale, which was partially offset by the origination of $87.0 million of loans held for sale. During the six months ended June 30, 2001, the Company originated $84.6 million of loans held for sale and sold $63.9 million of loans held for sale.

Investing activities provided cash flow of $45.1 million for the six months ended June 30, 2002, compared to providing $63.1 million during the same period last year. The primary sources of cash from investing activities for the six months ended June 30, 2002 were the $21.4 million maturities of securities and the $99.8 million net decrease in loans, partially offset by the purchase of $68.1 million of investment securities. The primary source of cash for investing activities for the six months ended June 30, 2001 was the proceeds of $51.1 million from the sale of investment securities.

Financing activities used cash flow of $47.0 million for the six months ended June 30, 2002, compared to using $65.8 million during the same period last year. During the six months ended June 30, 2002, the Company had a net decrease of $67.0 million of short-term advances, partially offset by the $20.0 million net increase in long-term debt.

At June 30, 2002, as compared to June 30, 2001, the Company had $1.6 billion in assets, down 6.1%; $1.1 billion in loans, down 13.5%; and $1.1 billion in deposits, down 3.3%. During this current low interest rate environment, the Company has continued to reduce its interest rate exposure by reducing its exposure to fixed-rate, long-term assets (i.e. real estate residential loans) and replacing short-term time deposits with longer-term deposits and borrowings.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at June 30, 2002 and 2001) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2002

Tier 1 Capital to
Risk-Weighted Assets:
Consolidated	$145,331	12.17%	$47,769	4.00%	N/A
Bank	136,339	11.42	47,754	4.00	$71,631	6.00%
Total Capital to
Risk-Weighted Assets:
Consolidated	$160,421	13.43%	$95,538	8.00%	N/A
Bank	151,424	12.68	95,508	8.00	$119,385	10.00%
Tier 1 Capital to
Average Assets:
Consolidated	$145,331	9.36%	$62,093	4.00%	N/A
Bank	136,339	8.80	61,974	4.00	$77,467	5.00%

As of June 30, 2001

Tier 1 Capital to
Risk-Weighted Assets:
Consolidated	$138,063	11.40%	$48,451	4.00%	N/A
Bank	133,258	11.02	48,372	4.00	$72,558	6.00%
Total Capital to
Risk-Weighted Assets:
Consolidated	$153,275	12.65%	$96,902	8.00%	N/A
Bank	148,446	12.28	96,744	8.00	$120,930	10.00%
Tier 1 Capital to
Average Assets:
Consolidated	$138,063	8.19%	$67,467	4.00%	N/A
Bank	133,258	7.62	69,982	4.00	$87,477	5.00%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 2001 Form 10-K. No significant changes have occurred during the six months ended June 30, 2002.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 25, 2002, the stockholders voted on the election of four directors for a term of three years expiring in 2005, or until their successors are elected:

Name	Shares Voted For	Shares Withheld

Colbert M. Matsumoto	2,571,264	240,793
Yoshiki Takada	2,742,792	69,265
Lionel Y. Tokioka	2,694,830	117,227
Maurice H. Yamasato	2,743,036	69,021

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Supplemental Executive Retirement Agreement for Ronald K. Migita
10.2	Supplemental Executive Retirement Agreement for Richard C. Lim
10.3	Supplemental Executive Retirement Agreement for Dean K. Hirata
10.4	Supplemental Executive Retirement Agreement for Warren K. Kunimoto
10.5	Supplemental Executive Retirement Agreement for Jasen H. Takei
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

No reports on Form 8-K were filed in the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC.
(Registrant)
Date	August 13, 2002	By /s/ Ronald K. Migita

Ronald K. Migita President and Chief Executive Officer
Date	August 13, 2002	By /s/ Dean K. Hirata

Dean K. Hirata Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

10.1	Supplemental Executive Retirement Agreement for Ronald K. Migita
10.2	Supplemental Executive Retirement Agreement for Richard C. Lim
10.3	Supplemental Executive Retirement Agreement for Dean K. Hirata
10.4	Supplemental Executive Retirement Agreement for Warren K. Kunimoto
10.5	Supplemental Executive Retirement Agreement for Jasen H. Takei
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350