Form 10-Q
period 2002-09-30
CB BANCSHARES INC/HI
filed 2002-11-12
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]	No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of October 30, 2002 was:

Class	Outstanding

Common Stock, $1.00 Par Value	3,874,921 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)

CB BANCSHARES, INC. AND SUBSIDIARIES

	September 30,	December 31,	September 30,
(in thousands)	2002	2001	2001

Assets
Cash and due from banks	$34,959	$22,395	$35,144
Interest-bearing deposits in other banks	1,040	1,017	1,013
Federal funds sold	750	10,655	12,380
Investment and mortgage-backed securities:
Held-to-maturity	111,806	26,000	20,940
Available-for-sale	242,314	203,563	225,095
FHLB Stock	29,388	32,406	34,116
Loans held-for-sale	47,792	50,661	63,645
Net loans	1,048,214	1,172,817	1,212,927
Premises and equipment	17,155	17,633	18,251
Other real estate owned	1,431	4,674	3,598
Accrued interest receivable and other assets	53,346	44,219	44,303

Total assets	$1,588,195	$1,586,040	$1,671,412

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$164,153	$160,570	$144,228
Interest-bearing	969,145	977,865	1,022,465

Total deposits	1,133,298	1,138,435	1,166,693

Short-term borrowings	45,400	76,100	101,600
Accrued expenses and other liabilities	26,623	20,599	18,384
Long-term debt	229,411	214,424	250,454
Minority interest in consolidated subsidiary	2,720	2,720	2,720

Total liabilities	1,437,452	1,452,278	1,539,851

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	3,975	3,506	3,506
Additional paid-in capital	81,261	65,427	65,418
Retained earnings	60,503	65,714	65,214
Unreleased shares to employee stock ownership plan	(1,712)	(1,839)	—
Accumulated other comprehensive income (loss), net of tax	6,716	954	(2,577)

Total stockholders’ equity	150,743	133,762	131,561

Total liabilities and stockholders’ equity	$1,588,195	$1,586,040	$1,671,412

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

			Nine months ended
	Quarter ended September 30,		September 30,

(in thousands, except per share data)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$21,967	$27,202	$68,373	$82,917
Interest and dividends on investment and mortgage-backed securities:
Taxable interest income	3,556	3,579	9,720	12,773
Nontaxable interest income	390	388	1,167	1,164
Dividends	499	592	1,472	1,688
Other interest income	68	134	102	397

Total interest income	26,480	31,895	80,834	98,939

Interest expense:
Deposits	4,356	8,502	14,109	32,871
FHLB advances and other short-term borrowings	68	1,160	551	4,202
Long-term debt	2,833	3,222	8,474	9,884

Total interest expense	7,257	12,884	23,134	46,957

Net interest income	19,223	19,011	57,700	51,982
Provision for credit losses	3,989	3,650	12,959	8,671

Net interest income after provision for credit losses	15,234	15,361	44,741	43,311

Noninterest income:
Service charges on deposit accounts	1,093	969	3,190	2,743
Other service charges and fees	1,895	1,166	5,069	3,570
Net realized losses on sales of securities	(1,515)	(628)	(1,619)	(312)
Net gains on sales of loans	696	739	1,415	1,151
Impairment of asset-backed securities	(1,399)	(6,619)	(1,399)	(6,619)
Other	819	751	2,652	2,038

Total noninterest income	1,589	(3,622)	9,308	2,571

Noninterest expense:
Salaries and employee benefits	6,501	5,916	19,571	17,910
Net occupancy expense	1,627	1,704	4,767	4,904
Equipment expense	625	788	2,185	2,408
Other	4,092	4,456	12,991	12,759

Total noninterest expense	12,845	12,864	39,514	37,981

Income (loss) before income taxes	3,978	(1,125)	14,535	7,901
Income taxes	1,257	(449)	4,657	2,636

Net income (loss)	$2,721	$(676)	$9,878	$5,265

Per share data:
Basic	$0.70	$(0.18)	$2.55	$1.36
Diluted	$0.69	$(0.18)	$2.51	$1.35

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Unreleased
				Shares to	Accumulated
				Employee	Other
		Additional		Stock	Compre-
	Common	Paid-In	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total

Balance at January 1, 2002	3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income
Net income	—	—	9,878	—	—	9,878
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	5,762	5,762

Comprehensive income subtotal	—	—	9,878	—	5,762	15,640

Cash dividends ($0.33 per share)	—	—	(1,221)	—	—	(1,221)
Options exercised	159	4,296	—	—	—	4,455
Stock dividend	362	13,448	(13,868)	—	—	(58)
Cancelled and retired shares	(52)	(1,910)	—	—	—	(1,962)
ESOP shares	—	—	—	127	—	127

Balance at September 30, 2002	3,975	$81,261	$60,503	$(1,712)	$6,716	$150,743

				Unreleased
				Shares to	Accumulated
				Employee	Other
		Additional		Stock	Compre-
	Common	Paid-In	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total

Balance at January 1, 2001	3,189	$54,594	$72,284	$—	$(6,905)	$123,162
Comprehensive income
Net income	—	—	5,265	—	—	5,265
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	4,328	4,328

Comprehensive income subtotal	—	—	5,265	—	4,328	9,593

Cash dividends ($0.32 per share)	—	—	(1,056)	—	—	(1,056)
Options exercised	7	182	—	—	—	189
Stock dividend	318	10,907	(11,279)	—	—	(54)
Cancelled and retired shares	(8)	(265)	—	—	—	(273)

Balance at September 30, 2001	3,506	$65,418	$65,214	$—	$(2,577)	$131,561

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Nine months ended
	September 30,

(in thousands)	2002	2001

Cash flows from operating activities:
Net income	$9,878	$5,265
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	12,959	8,671
Net realized (gain) loss on sale of securities	1,619	312
Depreciation and amortization	2,724	2,238
Decrease in accrued interest receivable	310	312
Decrease in accrued interest payable	(249)	(2,814)
Loans originated for sale	(143,032)	(132,778)
Sale of loans held for sale	147,316	103,981
Impairment of asset backed securities	1,399	6,619
Increase in other assets	(9,437)	(707)
Increase (decrease) in other liabilities	3,263	(2,759)
Other	(1,247)	(261)

Net cash provided by (used in) operating activities	25,503	(12,545)

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits in other banks	(23)	45
Net decrease (increase) in federal funds sold	9,905	(11,770)
Purchases of held-to-maturity securities	(106,354)	(20,963)
Repayments on held-to-maturity securities	20,420	—
Purchase of available-for-sale securities	(105,918)	(50)
Proceeds from sales of available-for-sale securities	42,381	40,902
Proceeds from maturities of available-for-sale securities	30,257	32,606
Net decrease (increase) in FHLB Stock	3,018	(1,686)
Net decrease in loans	109,605	23,651
Capital expenditures	(1,835)	(2,408)
Proceeds from sales of foreclosed assets	5,114	4,738

Net cash provided by investing activities	6,570	65,065

Cash flows from financing activities:
Net decrease in deposits	(5,137)	(51,865)
Net decrease in short-term borrowings	(30,700)	(69,100)
Proceeds from long-term debt	40,000	146,200
Principal payments on long-term debt	(25,013)	(77,309)
Net decrease in minority interest in consolidated subsidiary	—	(4,280)
Cash dividends paid	(1,221)	(1,056)
Stock options exercised	4,455	189
Cash in lieu of payments on stock dividend	(58)	(54)
Stock repurchases	(1,962)	(273)
Unreleased ESOP shares	127	—

Net cash used in financing activities	(19,509)	(57,548)
Increase (decrease) in cash and due from banks	12,564	(5,028)
Cash and due from banks at beginning of period	22,395	40,172

Cash and due from banks at end of period	$34,959	$35,144

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$23,384	$49,771

Income taxes paid	3,400	5,124

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A — Summary of Significant Accounting Policies

CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. and its wholly-owned subsidiaries (the “Company”), which include City Bank and its wholly-owned subsidiaries (the “Bank”), Datatronix Financial Services, Inc. and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The Bank owns 50% of Pacific Access Mortgage, LLC, a mortgage brokerage company. The investment is accounted for using the equity method. The consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial results for the interim periods.

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

NOTE B — Loans

The loan portfolio consisted of the following at the dates indicated:

	September 30,	December 31,	September 30,
(in thousands)	2002	2001	2001

Commercial	$218,030	$229,824	$238,812
Real estate:
Construction	45,653	52,750	47,135
Commercial	187,090	190,328	191,856
Residential	488,175	588,525	628,129
Installment and consumer	141,173	135,901	131,554

Gross loans	1,080,121	1,197,328	1,237,486
Less:
Unearned discount	1,051	108	3
Net deferred loan fees	4,182	4,939	5,834
Allowance for credit losses	26,674	19,464	18,722

Loans, net	$1,048,214	$1,172,817	$1,212,927

NOTE C — Segment Information

     The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Nine months ended September 30, 2002
Net interest income	$32,214	$22,112	$3,437	$(63)	$57,700
Intersegment net interest income (expense)	461	(2,447)	1,986	—	—
Provision for credit losses	1,588	11,371	—	—	12,959
Other operating income (expense)	(6,536)	(8,486)	(3,804)	(11,380)	(30,206)
Administrative and overhead expense allocation	(5,280)	(3,858)	(568)	9,706	—
Income tax expense (benefit)	6,118	(1,286)	334	(509)	4,657
Net income (loss)	13,153	(2,764)	717	(1,228)	9,878
Total assets	697,590	415,816	423,606	51,183	1,588,195

Nine months ended September 30, 2001
Net interest income	$27,086	$22,961	$1,937	$(2)	$51,982
Intersegments net interest income (expense)	864	(5,404)	4,540	—	—
Provision for credit losses	1,770	6,901	—	—	8,671
Other operating income (expense)	(7,401)	(7,307)	(8,305)	(12,397)	(35,410)
Administrative and overhead expense allocation	(6,043)	(4,124)	(702)	10,869	—
Income tax expense (benefit)	4,555	(277)	(1,186)	(456)	2,636
Net income (loss)	8,181	(498)	(1,344)	(1,074)	5,265
Total assets	834,221	462,232	339,443	35,516	1,671,412

NOTE D — Earnings Per Share Calculation

	Quarter ended September 30,

	2002			2001

		Shares	Per		Shares	Per
	Income	(Denom-	Share	Income	(Denom-	Share
(in thousands, except number of shares and per share data)	(Numerator)	inator)	Amount	(Numerator)	inator)	Amount

Basic:
Net income (loss)	$2,721	3,912,287	$0.70	$(676)	3,857,790	$(0.18)
Effect of dilutive securities - Stock incentive plan options	—	22,639	(0.01)	—	—	—
Diluted:
Net income (loss) and assumed conversions	$2,721	3,934,926	$0.69	$(676)	3,857,790	$(0.18)

	Nine months ended September 30,

	2002			2001

		Shares	Per		Shares	Per
	Income	(Denom-	Share	Income	(Denom-	Share
(in thousands, except number of shares and per share data)	(Numerator)	inator)(1)	Amount	(Numerator)	inator)(1)	Amount

Basic:
Net income	$9,878	3,872,677	$2.55	$5,265	3,868,400	$1.36
Effect of dilutive securities - Stock incentive plan options	—	64,834	(0.04)	—	36,063	(0.01)
Diluted:
Net income and assumed conversions	$9,878	3,937,511	$2.51	$5,265	3,904,463	$1.35

(1)	Average shares outstanding retroactively adjusted for shares issued in connection with the stock dividends distributed to shareholders in June 2002 and 2001.

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

     Allowance for Credit Losses. The allowance for credit losses is evaluated quarterly for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers’ ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions. The allowance for credit losses is an estimate and there is no guarantee that credit losses will not be greater or less than the amount of the allowance.

     Impairment of Investments. The realization of the Company’s investment in certain mortgage/asset-backed securities and collateralized loan and bond obligations is dependent on the credit quality of the underlying borrowers and yields demanded by the marketplace. Increases in market interest rates and deteriorating credit quality of the underlying borrowers because of adverse conditions may result in additional losses. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments or may require an impairment charge in the future. Since several of these investments do not have a liquid trading market, management’s estimate of value is based upon estimates of future returns that may or may not actually be realized. Accordingly, under different assumptions, the value could be adversely affected. Due to the uncertainty of future cash flows of certain securities, as of September 30, 2002, Management has determined that the decline in fair values (as calculated using a discounted cash flow analysis) is other than temporary. Accordingly, the Company recognized a $1.4 million and $6.6 million noncash impairment charge (estimated after tax effect of $1.0 million and $4.0 million, respectively) in the Consolidated Statements of Income for the quarter ended September 30, 2002 and 2001, respectively. These charges relate to three asset-backed securities totaling $19.7 million and $22.1 million, as adjusted, at September 30, 2002 and 2001, respectively.

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

NET INCOME

     For the quarter ended September 30, 2002, the Company had consolidated net income of $2.7 million, which compares to a consolidated net loss of $676,000 for the same quarter last year. Consolidated net income for the nine months ended September 30, 2002, totaled $9.9 million, an increase of $4.6 million, or 87.6%, over the same period in 2001. The increase in consolidated net income for the quarter and nine months ended September 30, 2002 compared to the corresponding periods in 2001, was due primarily to the $4.0 million after tax effect of the impairment charge on asset-backed securities recorded in the third quarter of 2001 (see further discussion above in “Critical Accounting Policies and Estimates”). Diluted earnings per share for the third quarter of 2002 was $0.69, as compared to a loss per diluted share of $0.18 for the same period in 2001. For the nine months ended September 30, 2002, diluted earnings per share was $2.51, an increase of $1.16, or 85.9%, over the same period in 2001. The Company’s annualized return on average total assets for the nine months ended September 30, 2002 was 0.85% as compared to 0.42% for the same period last year. The Company’s annualized return on average stockholders’ equity was 9.26% for the nine months ended September 30, 2002, as compared to 5.51% for the same period last year.

     Operating earnings (defined as consolidated net income excluding the after-tax effect of the impairment charge on asset-backed securities of $1.0 million in 2002 and $4.0 million in 2001) for the quarter ended September 30, 2002, totaled $3.7 million, an increase of $377,000, or 11.4%, over the same quarter last year. Operating earnings for the nine months ended September 30, 2002, totaled $10.8 million, an increase of $1.6 million, or 17.2%, over the same period in 2001. Diluted operating earnings per share for the third quarter of 2002 was $0.92, an increase of $0.07, or 8.2%, as compared to the same period in 2001. For the nine months ended September 30, 2002, diluted operating earnings per share was $2.75, an increase of $0.38, or 16.0%, over the same period in 2001. On the same basis, the Company’s annualized return on average total assets for the nine months ended September 30, 2002 was 0.93% as compared to 0.73% for the same period last year. The Company’s annualized return on average stockholders’ equity was 10.16% for the nine months ended September 30, 2002, as compared to 9.66% for the same period last year. The increase in operating earnings for the nine months ended September 30, 2002, over the corresponding period in 2001, was primarily due to an increase in net interest income and noninterest income, partially offset by increases in the provision for credit losses and noninterest expense.

NET INTEREST INCOME

     Net interest income, on a taxable equivalent basis, was $19.4 million for the quarter ended September 30, 2002, an increase of $213,000, or 1.1%, over the same period in 2001. The increase in net interest income was primarily due to a $163.7 million decrease in interest-bearing liabilities and a 43 basis point increase in the net interest margin, partially offset by a $115.5 million decrease in interest-earning assets. For the quarter ended September 30, 2002, the Company’s net interest margin was 5.19%, as compared to 4.76% for the same period in 2001.

     Net interest income, on a taxable equivalent basis, was $58.3 million for the nine months ended September 30, 2002, an increase of $5.7 million, or 10.9%, over the same period in 2001. The increase was primarily due to a $177.7 million decrease in interest-bearing liabilities, partially offset by a $134.4 million decrease in average interest-earning assets, and a 91 basis point increase in the net interest margin. For the nine months ended September 30, 2002, the Company’s net interest margin was 5.27%, as compared to 4.36% for the same period in 2001.

     12A comparison of net interest income for the quarter and nine months ended September 30, 2002 and 2001 is set forth below on a taxable equivalent basis:

	Quarter Ended September 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$1,052	$6	2.26%	$977	$12	4.87%
Federal funds sold and securities purchased under agreement to resell	14,598	62	1.69	14,003	120	3.40
Taxable investment and mortgage-backed securities	320,636	4,055	5.02	250,196	4,173	6.62
Nontaxable investment securities	30,981	600	7.68	30,928	597	7.66
Loans(1)	1,117,768	21,967	7.80	1,304,396	27,202	8.27

Total earning assets	1,485,035	26,690	7.13	1,600,500	32,104	7.96

Nonearning assets:
Cash and due from banks	36,010			26,893
Premises and equipment	17,373			18,453
Other assets	48,986			51,887
Less allowance for credit losses	(25,666)			(19,027)

Total assets	$1,561,738			$1,678,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$478,795	$1,149	.95%	$425,816	$2,192	2.04%
Time deposits	502,985	3,207	2.53	612,820	6,310	4.09
Short-term borrowings	10,442	68	2.58	105,926	1,160	4.34
Long-term debt	234,513	2,833	4.79	245,872	3,222	5.20

Total interest-bearing deposits and liabilities	1,226,735	7,257	2.35	1,390,434	12,884	3.68

Noninterest-bearing liabilities:
Demand deposits	161,571			133,817
Other liabilities	25,803			24,176

Total liabilities	1,414,109			1,548,427
Stockholders’ equity	147,629			130,279

Total liabilities and stockholders’ equity	$1,561,738			$1,678,706

Net interest income and margin on total earning assets		19,433	5.19%		19,220	4.76%

Taxable equivalent adjustment		(210)			(209)

Net interest income		$19,223			$19,011

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended September 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$1,046	$20	2.56%	$1,032	$42	5.44%
Federal funds sold and securities purchased under agreement to resell	6,514	82	1.68	10,857	358	4.37
Taxable investment and mortgage-backed securities	284,397	11,192	5.26	268,530	14,461	7.20
Nontaxable investment securities	30,967	1,795	7.75	30,916	1,791	7.75
Loans(1)	1,157,743	68,373	7.90	1,303,705	82,917	8.50

Total earning assets	1,480,667	81,462	7.36	1,615,040	99,569	8.24

Nonearning assets:
Cash and due from banks	34,082			29,098
Premises and equipment	17,334			18,439
Other assets	47,473			50,364
Less allowance for credit losses	(23,376)			(17,949)

Total assets	$1,556,180			$1,694,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$466,526	$4,240	1.22%	$403,228	$7,152	5.44%
Time deposits	511,679	9,869	2.58	679,115	25,719	5.06
Short-term borrowings	23,179	551	3.18	101,082	4,202	5.56
Long-term debt	237,090	8,474	4.78	232,789	9,884	5.68

Total interest-bearing deposits and liabilities	1,238,474	23,134	2.50	1,416,214	46,957	4.43

Noninterest-bearing liabilities:
Demand deposits	152,791			126,823
Other liabilities	22,350			24,123

Total liabilities	1,413,615			1,567,160
Stockholders’ equity	142,565			127,832

Total liabilities and stockholders’ equity	$1,556,180			$1,694,992

Net interest income and margin on total earning assets		58,328	5.27%		52,612	4.36%

Taxable equivalent adjustment		(628)			(630)

Net interest income		$57,700			$51,982

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

     A summary of nonperforming assets at September 30, 2002, December 31, 2001 and September 30, 2001 follows:

	September 30,	December 31,	September 30,
(dollars in thousands)	2002	2001	2001

Nonperforming assets:
Nonperforming loans:
Commercial	$6,311	$7,034	$8,269
Real estate:
Commercial	3,410	2,438	2,502
Residential	4,920	6,174	6,180

Total real estate loans	8,330	8,612	8,682
Consumer	654	148	—

Total nonperforming loans	15,295	15,794	16,951

Other real estate owned	1,431	4,674	3,598

Total nonperforming assets	$16,726	$20,468	$20,549

Past due loans:
Real estate	$1,402	$2,190	$2,378
Consumer	1,813	1,464	954

Total past due loans (1)	$3,215	$3,654	$3,332

Restructured:
Commercial	$2,168	$2,214	$4,760
Real estate:
Residential	5,434	8,629	9,428

Total restructured loans (2)	$7,602	$10,843	$14,188

Nonperforming assets to total loans and other real estate owned (end of period):
Excluding 90 days past due accruing loans	1.49%	1.64%	1.58%
Including 90 days past due accruing loans	1.77%	1.93%	1.84%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	1.05%	1.29%	1.23%
Including 90 days past due accruing loans	1.26%	1.52%	1.43%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at September 30, 2002 totaled $15.3 million, a decrease of $1.7 million, or 9.8%, as compared to September 30, 2001. The decrease in nonperforming loans was primarily due to a $2.0 million decrease in the commercial category, partially offset by a $654,000 increase in the consumer loan category. The decrease in nonperforming commercial loans (from September 30, 2001) was due primarily to the charge-off of these loans totaling $1.9 million during the fourth quarter of 2001.

Other real estate owned was $1.4 million at September 30, 2002, a decrease of $2.2 million, or 60.2%, from September 30, 2001. The decrease in other real estate owned was consistent with the decrease in non-performing residential real estate loans and the increase in real estate sales activity in Hawaii.

Restructured loans were $7.6 million at September 30, 2002, a decrease of $6.6 million, or 46.4%, from September 30, 2001. The decrease was primarily due to the charge-off of certain commercial loans and reclassification of certain residential real estate loans to nonperforming loans.

The Bank has potential problem loans (not reported with nonperforming or restructured loans) to a borrower in the transportation industry, with aggregate credit facilities outstanding of $3.8 million at September 30, 2002. While the loan is currently performing and is collateralized by various equipment, the borrower's deterioration in financial condition may impact the borrower's ability to continue servicing its debt under the existing loan terms. Management has analyzed this potential problem loan in determining the adequacy of the allowance for credit losses at September 30, 2002.

The Company’s future levels of nonperforming loans will be reflective of Hawaii’s economy and the financial condition of its customers.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses is based upon management’s judgment as to the adequacy of the allowance for credit losses (the “Allowance”) to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management’s judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans, net charge-off experience, changes in the composition of the loan portfolio by type and geographic location of loans and in overall loan risk profile and quality, general economic factors and the fair value of collateral. The Allowance is an estimate and there is no guarantee that credit losses will not be greater or less than the Allowance.

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Nine months ended September 30,

(dollars in thousands)	2002		2001

Loans outstanding (end of period)(1)	$1,122,680		$1,295,294

Average loans outstanding(1)	$1,157,743		$1,303,705

Balance at beginning of period	$19,464		$17,447

Loans charged off:
Commercial	4,607		5,445
Real estate:
Residential	633		1,618
Consumer	2,283		1,009

Total loans charged off	7,523		8,072

Recoveries on loans charged off:
Commercial	396		97
Real estate:
Commercial	361		—
Residential	362		334
Consumer	655		245

Total recoveries on loans previously charged off	1,774		676

Net charge-offs	(5,749)		(7,396)

Provision charged to expense	12,959		8,671

Balance at end of period	$26,674		$18,722

Net loans charged off to average loans	0.66%	(2)	0.76	% (2)
Net loans charged off to allowance for credit losses	28.82%	(2)	52.81	% (2)
Allowance for credit losses to total
loans (end of period)	2.38%		1.45%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	1.74x		1.10x
Including 90 days past due accruing loans	1.44x		0.92x

(1)	Includes loans held for sale.

(2)	Annualized.

The provision for credit losses was $4.0 million for the third quarter of 2002, an increase of $339,000, or 9.3%, over the same quarter last year. For the nine months ended September 30, 2002, the provision for loan losses was $13.0 million, an increase of $4.3 million, or 49.5%, over the same period last year. The increase in the provision for credit losses in 2002 was primarily due to the Company’s quarterly review of specific credits, net charge-off levels (net charge-offs of $4.2 million during the fourth quarter of 2001), and the resulting impact of the continuing economic uncertainty, both locally and nationally.

The Allowance at September 30, 2002 was $26.7 million and represented 2.38% of total loans. The corresponding ratios at December 31, 2001 and September 30, 2001 were 1.57% and 1.45%, respectively.

Net charge-offs were $5.7 million for the first nine months of 2002, a decrease of $1.6 million, or 22.3%, over the same period in 2001.

The Allowance increased to 1.74 times nonperforming loans (excluding 90 days past due accruing loans) at September 30, 2002, from 1.10 times at September 30, 2001, as a result of the decrease in nonperforming loans and increase in Allowance.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at September 30, 2002. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could alter the level of nonperforming assets and charge-offs in the future and, accordingly, affect the Allowance.

NONINTEREST INCOME

For the quarter ended September 30, 2002, the Company had total noninterest income of $1.6 million, compared to a loss of $3.6 million for the same period in 2001. For the nine months ended September 30, 2002, noninterest income was $9.3 million, an increase of $6.7 million, or 262.0%, over the comparable period in 2001. The increase was primarily due to a $6.6 million impairment charge on asset-backed securities recorded in the quarter ended September 30, 2001, partially offset by a similar charge of $1.4 million recorded in the quarter ended September 30, 2002 as discussed below.

Service charges on deposit accounts increased $124,000 and $447,000, or 12.8% and 16.3%, respectively, for the third quarter and nine months ended September 30, 2002 over the comparable periods in 2001. These increases resulted from an $89.3 million, or 16.8%, increase in the average balance of transaction accounts.

Other service charges and fees increased $729,000 and $1.5 million, or 62.5% and 42.0%, respectively, for the third quarter and nine months ended September 30, 2002 over the comparable periods in 2001. These increases were primarily due to fee income on investment services.

During the quarters ended September 30, 2002 and 2001, the Company recorded an impairment charge on asset-backed securities of $1.4 million and $6.6 million, respectively (see “Critical Accounting Policies and Estimates” for additional discussion).

NONINTEREST EXPENSE

Noninterest expense totaled $12.8 million for the quarter ended September 30, 2002, a decrease of $19,000, or 0.1%, from the comparable period in 2001. For the nine months ended September 30, 2002, noninterest expense was $39.5 million, an increase of $1.5 million, or 4.0%, from the comparable period in 2001. The efficiency ratio (exclusive of impairment charges of $1.4 million in 2002 and $6.6 million in 2001 and the amortization of identifiable intangibles of $367,000 in 2002 and $448,000 in 2001) improved from 61.4% for the nine months ended September 30, 2001 to 57.2% for the nine months ended September 30, 2002.

Salaries and employee benefits increased $585,000, or 9.9%, and $1.7 million, or 9.3%, for the third quarter and nine months ended September 30, 2002, respectively, from the comparable periods in 2001. The increases were primarily due to higher incentive-based compensation.

INCOME TAXES

The Company’s effective income tax rate (exclusive of the tax equivalent adjustment) for the first nine months of 2002 was 32.0% as compared to 33.4% for the same period in 2001. The decline in the Company’s effective tax rate for 2002 was due primarily to an increase in taxable exempt income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities.

The Company’s operating activities provided $25.5 million for the nine months ended September 30, 2002, which compares to $12.5 million used by operating activities in the same period last year. The primary source of cash flows from operations in 2002 was the proceeds of $147.3 million of loans held for sale, which was partially offset by the origination of $143.0 million of loans held for sale. During the nine months ended September 30, 2001, the Company originated $132.8 million of loans held for sale and sold $104.0 million of loans held for sale.

Investing activities provided cash flow of $6.6 million for the nine months ended September 30, 2002, compared to $65.1 million during the same period last year. The primary sources of cash from investing activities for the nine months ended September 30, 2002 were the $109.6 million net decrease in loans, and proceeds from the sale and maturities of available-for-sale securities of $42.4 million and $30.3 million, respectively. These sources of cash were offset by the purchases of held-to-maturity and available-for-sale securities of $106.4 and $105.9 million, respectively. The primary source of cash from investing activities for the nine months ended September 30, 2001 were proceeds from the sale and maturities of available-for-sale securities of $40.9 million and $32.6 million, respectively.

Financing activities used cash flow of $19.5 million for the nine months ended September 30, 2002, compared to $57.5 million during the same period last year. During the nine months ended September 30, 2002, the Company had a net decrease of $30.7 million in short-term borrowings, which was partially funded by the $15.0 million net increase in long-term debt. The primary use of cash for financing activities for the nine months ended September 20, 2001 were the net decreases of $51.9 million and $69.1 million in deposits and short-term borrowings, respectively, which was partially funded by the $68.9 million net increase in long-term debt.

At September 30, 2002, as compared to September 30, 2001, the Company had $1.6 billion in assets, down 5.0%; $1.1 billion in loans, down 13.3%; and $1.1 billion in deposits, down 2.9%. During this current low interest rate environment, the Company has continued to reduce its interest rate exposure by: (1) partially replacing residential loans that have prepaid with shorter term commercial loans and investment securities; and (2) replacing short-term time deposits and borrowings that have matured with longer-term deposits and borrowings.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at September 30, 2002 and 2001) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2002
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$146,747	12.61%	$46,547	4.00%	N/A
Bank	137,840	11.86	46,482	4.00	$69,722	6.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$161,461	13.88%	$93,094	8.00%	N/A
Bank	152,546	13.13	92,963	8.00	$116,204	10.00%
Tier 1 Capital to Average Assets:
Consolidated	$146,747	9.40%	$62,470	4.00%	N/A
Bank	137,840	8.84	62,359	4.00	$77,949	5.00%
As of September 30, 2001
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$136,858	11.12%	$49,214	4.00%	N/A
Bank	131,473	10.69	49,198	4.00	$73,796	6.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$152,313	12.38%	$98,428	8.00%	N/A
Bank	146,923	11.95	98,395	8.00	$122,994	10.00%
Tier 1 Capital to Average Assets:
Consolidated	$136,858	8.15%	$67,148	4.00%	N/A
Bank	131,473	7.79	67,535	4.00	$84,419	5.00%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 2001 Form 10-K. No significant changes have occurred during the nine months ended September 30, 2002.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	CB Bancshares, Inc. Executive Compensation Agreement for Ronald K. Migita
99.1	Certification of Ronald K. Migita
99.2	Certificate of Dean K. Hirata

(b) Reports on Form 8-K

     No reports on Form 8-K were filed in the third quarter of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC. (Registrant)

Date November 12, 2002	By	/s/ Ronald K. Migita

Ronald K. Migita President and Chief Executive Officer

Date November 12, 2002	By	/s/ Dean K. Hirata

Dean K. Hirata Senior Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, RONALD K. MIGITA, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CB Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ RONALD K. MIGITA

Ronald K. Migita President and Chief Executive Officer

CERTIFICATIONS

I, DEAN K. HIRATA, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CB Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ DEAN K. HIRATA

Dean K. Hirata Senior Vice President and Chief Financial Officer