Form 10-K
period 2002-12-31
CB BANCSHARES INC/HI
filed 2003-03-12
CIK 316312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 2002

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

     Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant’s Common Stock held by non-affiliates at June 28, 2002 was approximately $142,141,000. As of January 31, 2003, registrant had outstanding 3,898,580 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 24, 2003 are incorporated by reference into Part III and IV.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that CB Bancshares, Inc. (the “Company”) expects or anticipates will or may occur in the future, where statements are preceded by, followed by or included the words “believes”, “plans”, “intends”, “expects”, “anticipates” or similar expressions, including such things as: (i) business strategy; (ii) economic trends and market condition, particularly in Hawaii; (iii) the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities; (iv) the adequacy of the Company’s allowances for credit and real estate losses based on credit risks inherent in the lending processes; (v) expansion and growth of the Company’s business and operations; (vi) renewal of existing credit agreements with and availability of additional advances from the Federal Home Loan Bank of Seattle (the “FHLB”); and (vii) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including international, national and local economic, market or business conditions; real estate market conditions, particularly in Hawaii; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws and regulations; the effects of natural disasters, terrorist acts and wars; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even substantially realized, and that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement in this report.

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

CITY BANK

City Bank is a state-chartered bank organized under the laws of the State of Hawaii in 1959. The Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”), and provides full commercial banking services through 17 branches on the island of Oahu, 1 branch on the island of Hawaii, 2 branches on the island of Maui and 1 branch on the island of Kauai. These services include receiving demand, savings and time deposits; making commercial, real estate and consumer loans; financing leases; financing international trade activities; issuing letters of credit; handling domestic and foreign collections; selling travelers’ checks and bank money orders; and renting safe deposit boxes.

The Bank’s primary focus has been corporate lending to small- to medium-sized businesses by maintaining relationships and expertise within business segments and providing personal customer service. Efforts will continue to develop and enhance the expertise of the corporate sales force and to leverage these corporate relationships to generate core deposit growth. The Bank also has restructured in order to link the corporate and wholesale lending to the retail banking group with the intent of developing seamless service between the corporate loan officers and the branch personnel and to increase cross-sale opportunities between business and retail customers. The Bank has commenced implementing its customer relationship management program which it believes will significantly enhance this effort.

The Bank also plans to further develop its electronic banking activities by continuing to enhance internet banking capability for both business and retail customers.

DATATRONIX FINANCIAL SERVICES, INC.

Datatronix, a wholly-owned subsidiary, was incorporated in the State of Hawaii in June 2000. Datatronix offers item processing services to banks, thrifts, credit unions and other financial institutions in the State of Hawaii and California. As of December 31, 2002, Datatronix had three customers, with the Bank as its primary customer.

FHLB BORROWINGS

A primary source of borrowings for the Company is advances from the FHLB. The Bank has credit line agreements allowing for both short- and long-term advances. The agreements permit the Bank to borrow up to 35% of total qualified assets, provided that adequate mortgage loans or investment securities are pledged as collateral. At December 31, 2002, the Company had $10.0 million in short-term advances from the FHLB maturing in March 2003 with a rate of 1.87% and $319.4 million in long-term advances from the FHLB ranging in maturity from May 2003 to September 2014 and rates from 1.22% to 8.22%. Advances are priced at the date of advance as either fixed or LIBOR-based. See the Liquidity section of Management’s Discussion and Analysis as well as Notes H and I of Notes to the Company’s Consolidated Financial Statements for further information.

COMPETITION AND ECONOMIC ENVIRONMENT

The earnings and growth of the Company and its subsidiaries are affected by the changes in the monetary and fiscal policies of the United States (the “U.S.”), as well as by local, national and international economic conditions. The overall growth of loans and investments, deposit levels and interest rates are directly influenced by the monetary policies of the Federal Reserve System. Since these changes are generally unpredictable, it is difficult to ascertain the impact of such future changes on the operations of the Company and its subsidiaries.

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

Bank Holding Company. The Company is a bank holding company subject to supervision and regulations by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a bank holding company, the Company’s activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related or incidental to banking and to certain expressly permitted nonbanking activities. In addition, with certain exceptions, the Company may not acquire, directly or indirectly, more than 5% of any class of the voting shares of, or substantially all of the assets of, a bank or any other company without the prior approval of the FRB.

The Bank. The Bank is organized under the laws of the State of Hawaii and is subject to significant regulations by the FDIC and the State of Hawaii Division of Financial Institutions of the Department of Commerce and Consumer Affairs. The Bank is also subject to significant federal and state regulations which materially affects its operations.

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

Dividend Restrictions. The principal source of the Company’s cash flow has been dividend payments received from the Bank. Dividends paid to the Company by the Bank totaled $5.8 million and $6.3 million in 2002 and 2001, respectively. Under the laws of Hawaii, payment of dividends by the Bank is subject to certain restrictions, and payment of dividends by the Company is likewise subject to certain restrictions.

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

The FRB and FDIC also have adopted minimum leverage ratios for bank holding companies and banks requiring bank organizations to maintain a Leverage Ratio (defined as Tier 1 Capital divided by average total assets less goodwill) of at least 4% of total assets. The most highly rated banking organizations are expected to maintain an additional cushion of at least 100 basis points (1% equals 100 basis points), taking into account the level and nature of risk, to be allocated to the specific banking organizations by the primary regulator.

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

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, including restricting the payment of dividends. At December 31, 2002, the Company and the Bank exceeded applicable capital requirements. The consolidated capital position of the Company at December 31, 2002 was as follows:

	Company ratio	Minimum required ratio

Risk-based Capital:
Tier 1 capital ratio	12.19%	4.00%
Total capital ratio	13.46%	8.00%
Leverage ratio	9.03%	4.00%

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

Affiliate Transactions. Unless an exemption applies, sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all transactions with an affiliate be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Safety and Soundness. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying: (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital to the extent feasible; (iii) a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulations, then such company will be required to submit a plan to its federal regulator specifying the steps it will take to correct the deficiency. The federal banking agencies have uniform rules concerning these standards.

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

The federal banking agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA. Under the regulations, an institution shall be deemed to be: (i) “well-capitalized” if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well-capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio of 4% or more or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

An undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify: (i) the steps the institution will take to become adequately capitalized; (ii) the capital levels to be attained each year; (iii) how the institution will comply with any regulatory sanctions then in effect against the institution; and (iv) the types and levels of activities in which the institution will engage. An undercapitalized institution is also generally prohibited from paying any management fee or dividends to its holding company, increasing its average total assets and is generally prohibited from making any acquisitions, establishing any new branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC.

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

Gramm-Leach Bliley Act. The Gramm-Leach-Bliley Act (the “GLB Act”) revised and expanded the existing BHCA and certain sections of the 1933 Glass-Steagall Act to permit a holding company system to engage in a full range of financial activities, including but not limited to, banking, insurance, securities, merchant banking and other activities incidental to financial services. The GLB Act permits the scope of financial and incidental activities to evolve with technology and competition. It also provides expanded financial affiliation opportunities for existing bank holding companies (“BHC”) and allows all financial holding companies to control a full-service insured bank. These expanded permissible activities are allowable for a BHC if it becomes a financial holding company (“FHC”). In order to become an FHC, a BHC must file a declaration with the FRB electing to engage in activities under the new BHCA Section 4(k) and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. An institution is “well-capitalized” if it meets the primary regulator’s definition for that status under the Federal Deposit Insurance Act for prompt corrective action purposes. Additionally, the FRB must determine that each depository institution controlled by an FHC has a satisfactory or better rating under the CRA in order for a company to become an FHC or for an FHC to engage in new financial activities or acquire, directly or indirectly, a company engaged in any activity under subsection (k) or (n). The FRB will be the overall regulatory agency and, along with the Department of Treasury, will have joint oversight to determine new financial activities of FHC companies. The Company has not elected FHC status.

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

Other Regulatory Considerations. The Bank is also subject to a wide array of other state and federal laws and regulations, including, without limitation, usury laws, the Patriot Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer requirements, the Truth-in-Lending Act, the Truth-in-Savings Act and the Real Estate Settlement Procedures Act.

NUMBER OF EMPLOYEES

As of December 31, 2002, the Company and its subsidiaries employed 512 persons, 473 on a full-time basis and 39 on a part-time basis. Neither the Company nor any of its subsidiaries are a party to any collective bargaining agreements.

STATISTICAL DISCLOSURES

Guide 3 of the “Guides for the Preparation and Filing of Reports” under the Exchange Act of 1934 sets forth certain statistical disclosures to be included in the “Description of Business” section of bank holding company filings with the Securities and Exchange Commission (the “SEC”).

The statistical information required is presented in the index shown below and as part of Items 6 or 7 of this Form 10-K for the fiscal year ended December 31, 2002. The tables and information contained therein have been prepared by the Company and have not been audited or reported upon by the Company’s independent accountants.

	Disclosure Requirements	Page

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates
	A. Average balance sheets	12
	B. Analysis of net interest earnings	13
	C. Dollar amount of change in interest income and interest expense	13
II	Investment Portfolio
	A. Book value of investment securities	18
	B. Investment securities by maturities and weighted average yields	19
III	Loan Portfolio
	A. Types of loans	16
	B. Maturities and sensitivities of loans to changes in interest rates	16
	C. Risk elements
	1. Nonaccrual, past due and restructured loans	17
	2. Potential problem loans	17
IV	Summary of Loan Loss Experience
	A. Analysis of loss experience	14
	B. Breakdown of the allowance for loan losses	15
V	Deposits
	A. Average amount and average rate paid on deposits	18
	B. Maturity distribution of domestic time certificates of deposits of $100,000 or more	18
VI	Return on Equity and Assets	9
VII	Short-Term Borrowings and Long-Term Debt	19

ITEM 2. PROPERTIES

The operations of the Bank are transacted through its main banking office and 20 other branches. The Company’s facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates through the year 2067. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note F of Notes to the Company’s Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market System under the symbol “CBBI”. At March 1, 2003, the Company had approximately 4,000 common shareholders of record.

The following table sets forth quarterly high and low bid and dividend information on a per share basis for the Company’s common stock over the preceding two years. Per share amounts have been retroactively adjusted to reflect stock dividends:

	High	Low	Dividends

2002
First quarter	$33.95	$30.10	$0.11
Second quarter	40.64	33.23	0.11
Third quarter	39.99	32.86	0.11
Fourth quarter	43.00	34.92	0.11
2001
First quarter	$28.12	$21.04	$0.10
Second quarter	32.24	25.97	0.11
Third quarter	34.17	27.09	0.11
Fourth quarter	31.72	28.71	0.11

The Company’s ability to pay dividends is limited by certain restrictions generally imposed on Hawaii corporations. The Company may pay dividends out of funds legally available at such times as the Board of Directors determines are appropriate.

ITEM 6. SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

	2002	2001	2000	1999	1998

Income Statement Data:
Interest income	$106,945	$128,254	$132,472	$111,233	$112,060
Interest expense	30,292	57,448	71,478	52,717	53,811

Net interest income	76,653	70,806	60,994	58,516	58,249
Provision for credit losses	17,110	13,628	7,539	4,975	7,436

Net interest income after provision for credit losses	59,543	57,178	53,455	53,541	50,813
Noninterest income (1)	12,815	2,817	10,024	10,328	9,789
Noninterest expense (2)	52,618	50,595	46,679	58,336	46,768

Income before income taxes	19,740	9,400	16,800	5,533	13,834
Income tax expense	6,258	3,250	5,582	5,227	5,465

Net income	$13,482	$6,150	$11,218	$306	$8,369

Cash dividends	$1,649	$1,441	$1,093	$931	$818

End of Year Balance Sheet Data:
Total assets	$1,674,358	$1,586,040	$1,721,602	$1,619,549	$1,428,438
Total earning assets	1,552,936	1,516,583	1,633,545	1,506,732	1,318,294
Total loans	1,160,963	1,242,942	1,301,358	1,152,731	1,079,297
Total deposits	1,163,227	1,138,435	1,218,463	1,106,145	1,084,610
Long-term debt	319,407	214,424	181,563	225,140	171,087
Stockholders’ equity	151,009	133,762	123,162	114,691	132,372
Average Balances:
Total assets	$1,574,396	$1,678,679	$1,667,243	$1,491,947	$1,424,793
Total earning assets	1,495,733	1,598,964	1,583,704	1,391,681	1,343,524
Total loans	1,149,100	1,296,274	1,236,305	1,077,769	1,063,541
Total deposits	1,133,169	1,193,758	1,154,075	1,082,642	1,038,751
Long-term debt	250,658	235,028	205,877	205,098	168,934
Stockholders’ equity	144,253	128,666	118,132	127,567	128,889
Common Stock Data:
Per share (diluted) (3):
Net income	$3.43	$1.58	$2.88	$0.07	$1.97
Cash dividends declared	0.44	0.43	0.34	0.27	0.23
Book value (at December 31)	39.17	35.07	31.84	29.15	31.28
Market price (close at December 31)	42.52	31.67	20.99	23.60	24.58
Average shares outstanding	3,935,296	3,891,973	3,898,435	4,144,672	4,238,216
Selected Ratios:
Return on average:
Total assets	0.86%	0.37%	0.67%	0.02%	0.59%
Stockholders’ equity	9.35	4.78	9.50	0.24	6.49
Dividend payout ratio	11.43	11.46	9.74	10.22	9.77
Average stockholders’ equity to average total assets	9.16	7.66	7.09	8.55	9.05
Year ended December 31:
Net interest margin (taxable equivalent basis)	5.18	4.48	3.91	4.25	4.36
Net loans charged off to average loans	0.82	0.90	0.65	0.45	0.57
Efficiency ratio(4)	57.37	59.33	64.39	69.55	67.71
At December 31:
Risk-based capital ratios:
Tier I	12.19	11.32	12.04	11.95	13.54
Total	13.46	12.58	13.29	13.21	14.80
Tier I leverage ratio	9.03	8.31	8.01	7.69	8.65
Allowance for credit losses to total loans	2.34	1.57	1.34	1.56	1.65
Nonperforming assets to total loans	1.29	1.65	1.43	1.58	2.02
Nonperforming assets to total assets	0.89	1.29	1.08	1.12	1.53
Allowance for credit losses to nonperforming loans	213.06	123.24	115.35	152.28	133.95

(1)	Includes impairment charges on asset-backed securities of $1,399,000 and $10,642,000 incurred in 2002 and 2001, respectively.

(2)	Includes restructuring and merger-related charges of $1,551,000 and write-off of goodwill of $7,873,000 incurred in 1999.

(3)	Common stock data retroactively adjusted for 10% stock dividend paid in 2002 and 2001.

(4)	Defined as noninterest expense minus amortization of intangibles as a percentage of total operating revenue (excluding impairment charges of $1.4 million and $10.6 million in 2002 and 2001, respectively, and restructuring and merger-related charges of $1.6 million, and write-off of goodwill of $7.9 million in 1999).

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

Impairment of Investments. The realization of the Company’s investment in certain mortgage/asset-backed securities and collateralized loan and bond obligations is dependent on the credit quality of the underlying borrowers and yields demanded by the marketplace. Increases in market interest rates and deteriorating credit quality of the underlying borrowers because of adverse conditions may result in additional losses. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Since the collateralized loan and bond obligations do not have a liquid trading market, management’s estimate of value is based upon estimates of future returns that may or may not actually be realized. Accordingly, under different assumptions, the value could be adversely affected. As of December 31, 2002, approximately $34.4 million of these investments were carried on the books of the Company.

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

RESULTS OF OPERATIONS

Consolidated net income for 2002 was $13.5 million, an increase of $7.3 million, or 119.2%, from 2001. Diluted earnings per share was $3.43 in 2002, as compared to $1.58 in 2001. All per share amounts have been restated for the effect of the 10% stock dividend paid in June 2002 and 2001. The increase was primarily due to a reduction in impairment charges, recorded in 2002 as compared to 2001, related to certain investment securities.

Net interest income was $76.7 million for 2002, an increase of $5.8 million, or 8.3%, compared to 2001. The increase in the net interest income was primarily due to an increase in the net interest margin, which increased to 5.18%, or 70 basis points, for 2002 and a $42.9 million increase in net earning assets.

Noninterest income was $12.8 million for 2002, an increase of $10.0 million, or 354.9%, compared to the same period in 2001. The increase was primarily due to: (i) a reduction in impairment charges related to certain securities in its investment portfolio of $9.2 million; and (ii) an increase of $2.4 million in service charges and fees. These items were partially offset by a decrease of $2.2 million on gains from the sale of securities and loans.

Noninterest expense was $52.6 million for 2002, an increase of $2.0 million, or 4.0%, compared to 2001. The efficiency ratio (exclusive of the impairment charges and amortization of intangibles) improved from 59.86% in 2001 to 57.37% in 2002.

The provision for credit losses was $17.1 million, $13.6 million and $7.5 million in 2002, 2001 and 2000, respectively. Net charge-offs to average loans and leases were 0.82%, 0.90% and 0.65% for 2002, 2001 and 2000, respectively. The allowance for credit losses was $27.1 million, or 2.34% of total loans and leases, at December 31, 2002, compared with $19.5 million, or 1.57%, at December 31, 2001. Nonperforming assets totaled 0.89%, 1.29% and 1.08% of total assets as of December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company’s ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 12.19% and 13.46%, respectively, compared with 11.32% and 12.58%, respectively, at December 31, 2001. These ratios were in excess of the “well-capitalized” ratios of 6.00% and 10.00%, respectively, specified by the FRB.

Consolidated net income for 2001 was $6.2 million, a decrease of $5.1 million, or 45.2%, from 2000. Diluted earnings per share was $1.58 in 2001, as compared to $2.88 in 2000. All per share amounts have been restated for the effect of the 10% stock dividend paid in June 2002 and 2001. Based on the adoption of new accounting principles in 2001, the Company recorded impairment charges of $10.6 million ($6.4 million after-tax) for the year ended December 31, 2001 related to certain securities in its investment portfolio. See Note A of Notes to the Company’s Consolidated Financial Statements for further discussion.

Net interest income was $70.8 million for 2001, an increase of $9.8 million, or 16.1%, compared to 2000. The increase in the net interest income was primarily due to an increase in the net interest margin, which increased to 4.48%, or 57 basis points, for 2001 and a $36.0 million increase in net earning assets.

Noninterest income was $2.8 million for 2001, an decrease of $7.2 million, or 72.0%, compared to the same periods in 2000. The decrease was primarily due to the previously mentioned $10.6 million impairment charge, partially offset by an increase of $1.8 million in service charges and $1.5 million increase on gains from the sales of loans.

Noninterest expense was $50.6 million for 2001, an increase of $3.9 million, or 8.4%, compared to 2000. The increase was primarily due to an increase in salaries and benefits (due to higher incentive-based compensation) and an increase in other noninterest expense, partially offset by a decrease in net occupancy expense.

Consolidated net income for 2000 was $11.2 million, an increase of $10.9 million from the $306,000 in 1999. In 1999, the Company recorded restructuring and merger-related charges of $1.6 million and a write-off of goodwill of $7.9 million (as a result of a change in accounting method).

NET INTEREST INCOME

Net interest income is the largest single component of the Company’s earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a taxable equivalent basis, was $77.5 million in 2002, an increase of $5.8 million, or 8.2%, over 2001. During 2002, the Company’s net interest margin increased to 5.18%, compared to 4.48% for 2001.

As summarized on Table 2, the $5.8 million increase in net interest income for 2002 consisted of a $27.2 million decrease in interest expense offset by a $21.3 million decrease in interest income.

The average yield on earning assets in 2002 decreased by 86 basis points to 7.21% and the average balance of earning assets decreased by $103.2 million. The $21.3 million decrease in interest income was primarily due to the $147.2 million decrease in the average balance of loans.

In 2002, interest costs on interest-bearing deposits and liabilities decreased to $30.3 million, the average balance of interest-bearing deposits and liabilities decreased by $146.1 million and the average cost of funds decreased by 161 basis points to 2.15%. The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable equivalent basis. The taxable equivalent adjustment is made for items exempt from federal income taxes (assuming a 35% tax rate) to make them comparable with taxable items before any income taxes are applied.

Net interest income, on a taxable equivalent basis, was $71.6 million in 2001, an increase of $9.8 million, or 15.8%, from 2000. During 2001, the Company’s net interest margin increased to 4.48%, compared to 3.91% for 2000. This increase was due to a 93 basis point decrease in the cost of funds, partially offset by a 35 basis point decrease in the yield on average earning assets.

Average earning assets increased $15.3 million, or 1.0%, in 2001 over 2000. Average interest-bearing deposits and liabilities decreased $20.8 million, or 1.5%, in 2001 over 2000.

Net interest income, on a taxable equivalent basis, was $61.8 million in 2000, an increase of $2.8 million, or 4.7%, from 1999. During 2000, the Company’s net interest margin declined to 3.91%, compared to 4.25% for 1999. The $2.8 million increase in net interest income for 2000 consisted of a $21.5 million increase in interest income offset by a $18.8 million increase in interest expense.

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES

		2002			2001			2000
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$1,052	$25	2.38%	$1,030	$54	5.24%	$393	$28	7.12%
Federal funds sold and securities purchased under agreement to resell	11,174	162	1.45	9,871	397	4.02	7,959	497	6.24
Taxable investment and mortgage/ asset-backed securities	303,433	15,449	5.09	260,867	17,538	6.72	308,011	21,701	7.05
Nontaxable investment securities	30,974	2,395	7.73	30,922	2,389	7.73	31,036	2,386	7.69
Loans (1)	1,149,100	89,752	7.81	1,296,274	108,715	8.39	1,236,305	108,713	8.79

Total earning assets	1,495,733	107,783	7.21	1,598,964	129,093	8.07	1,583,704	133,325	8.42

Nonearning assets:
Cash and due from banks	35,083			28,835			34,826
Premises and equipment	17,226			18,372			18,077
Other assets	50,528			51,004			48,884
Less allowance for credit losses	(24,174)			(18,496)			(18,248)

Total assets	$1,574,396			$1,678,679			$1,667,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$471,314	$5,255	1.11%	$412,331	$8,927	2.17%	$367,793	$10,063	2.74%
Time deposits	504,685	12,843	2.54	651,344	30,511	4.68	672,234	37,041	5.51
Short-term borrowings	23,339	672	2.88	97,428	5,095	5.23	171,006	11,370	6.65
Long-term debt	250,658	11,522	4.60	235,028	12,915	5.50	205,877	13,004	6.32

Total interest-bearing deposits and liabilities	1,249,996	30,292	2.42	1,396,131	57,448	4.11	1,416,910	71,478	5.04

Noninterest-bearing liabilities:
Demand deposits	157,170			130,083			114,048
Other liabilities	22,977			23,799			18,153

Total liabilities	1,430,143			1,550,013			1,549,111
Stockholders’ equity	144,253			128,666			118,132

Total liabilities and stockholders’ equity	$1,574,396			$1,678,679			$1,667,243

Net interest income and margin on total earning assets		77,491	5.18%		71,645	4.48%		61,847	3.91%
Taxable equivalent adjustment		(838)			(839)			(853)

Net interest income		$76,653			$70,806			$60,994

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

TABLE 2: INTEREST DIFFERENTIAL

		2002 Compared to 2001			2001 Compared to 2000
		Increase (Decrease)			Increase (Decrease)
		due to change in: (1)			due to change in: (1)

(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Earning assets:
Interest-bearing deposits in other banks	$1	$(30)	$(29)	$45	$(19)	$26
Federal funds sold and securities purchased under agreements to resell	52	(287)	(235)	119	(219)	(100)
Taxable investment and mortgage/asset-backed securities	2,862	(4,951)	(2,089)	(3,322)	(841)	(4,163)
Nontaxable investment securities	4	2	6	(9)	12	3
Loans (2)	(12,343)	(6,620)	(18,963)	5,273	(5,271)	2

Total earning assets	(9,424)	(11,886)	(21,310)	2,106	(6,338)	(4,232)
Interest-bearing liabilities:
Savings deposits	1,277	(4,949)	(3,672)	1,219	(2,355)	(1,136)
Time deposits	(6,870)	(10,798)	(17,668)	(1,151)	(5,379)	(6,530)
Short-term borrowings	(3,874)	(549)	(4,423)	(4,892)	(1,383)	(6,275)
Long-term debt	859	(2,252)	(1,393)	1,841	(1,930)	(89)

Total interest-bearing deposits and liabilities	(8,608)	(18,548)	(27,156)	(2,983)	(11,047)	(14,030)

Increase (decrease) in net interest income (taxable equivalent basis)	$(816)	$6,662	$5,846	$5,089	$4,709	$9,798

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONINTEREST INCOME

Noninterest income totaled $12.8 million, $2.8 million and $10.0 million in 2002, 2001 and 2000, respectively. The impairment charge on asset-backed securities decreased to $1.4 million in 2002 from $10.6 million in 2001. There was a $2.4 million increase in service charges and fees in 2002 as a result of the Company’s concerted effort to increase fee income related to deposit and credit products. Net realized losses on sales of securities increased to $1.8 million in 2002 from $169,000 in 2001. Net gains on sales of loans decreased to $1.5 million in 2002 from $2.1 million in 2001.

Total noninterest income decreased from $10.0 million in 2000 to $2.8 million in 2001. The decrease was primarily due to the $10.6 million impairment charge on asset-backed securities in 2001. Net realized gains on sales of loans increased to $2.1 million in 2001 from $537,000 in 2000. Net realized losses on sales of securities increased from $421,000 in 2000 to $169,000 in 2001. There was a $1.8 million increase in service charges and fees in 2001 as a result of the Company’s concerted effort to increase fee income related to deposit and credit products.

The following table sets forth information by category of noninterest income for the years indicated:

(in thousands)	2002	2001	2000

Service charges on deposits	$4,345	$3,811	$2,900
Other service charges and fees	6,784	4,897	4,063
Net realized losses on sales of securities	(1,765)	(169)	(421)
Net gains on sales of loans	1,493	2,060	537
Earnings on bank-owned life insurance	1,762	1,359	1,383
Impairment on asset-backed securities	(1,399)	(10,642)	—
Other	1,595	1,501	1,562

Total	$12,815	$2,817	$10,024

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes changes in the allowance for credit losses for the years indicated:

(dollars in thousands)	2002	2001	2000	1999	1998

Balance at beginning of year	$19,464	$17,447	$17,942	$17,771	$16,365
Charge-offs:
Commercial and financial	6,901	9,052	3,138	442	533
Real estate – mortgage	1,353	2,034	4,378	4,085	5,854
Installment and consumer	5,043	1,342	1,490	896	737

Total charge-offs	13,297	12,428	9,006	5,423	7,124

Recoveries:
Commercial and financial	924	108	170	94	107
Real estate – mortgage	1,175	399	537	314	534
Installment and consumer	1,747	310	265	211	453

Total recoveries	3,846	817	972	619	1,094

Net loans charged-off	9,451	11,611	8,034	4,804	6,030
Provision for credit losses	17,110	13,628	7,539	4,975	7,436

Balance at end of year	$27,123	$19,464	$17,447	$17,942	$17,771

Net charge-offs to average loans outstanding	0.82%	0.90%	0.65%	0.45%	0.57%
Allowance for credit losses to year-end loans	2.34%	1.57%	1.34%	1.56%	1.65%
Allowance for credit losses to year-end nonperforming loans	213.06%	123.24%	115.35%	152.28%	133.95%

The provision for credit losses is based upon periodic evaluations by management as to the adequacy of the allowance for credit losses. In these evaluations, management considers numerous factors including, but not limited to, global, national and local economic conditions, loan portfolio composition, loan loss experience and management’s estimate of potential losses. These various analyses lead to a determination of the amount needed in the allowance for credit losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such amount. Thus, the provision for credit losses may fluctuate and may not be comparable from year to year.

Provision for credit losses was $17.1 million, $13.6 million and $7.5 million in 2002, 2001 and 2000, respectively. The Company’s allowance for credit losses increased to $27.1 million at December 31, 2002, from $19.5 million at December 31, 2001 and $17.4 million at December 31, 2000. The allowance for credit losses as a percentage of total loans was 2.34% at December 31, 2002, compared to 1.57% and 1.34% at December 31, 2001 and 2000, respectively. Allowance for credit losses as a percentage of nonperforming loans increased to 213.06% at December 31, 2002 compared to 123.24% and 115.35% at December 31, 2001 and 2000, respectively. The Hawaii economy was emerging from a decade-long recession when the events of September 11, 2001 occurred, significantly affecting the travel and tourism industry upon which Hawaii is very dependent. With the continued global instability and geopolitical issues in the Middle East and Asia, the Hawaii economy and many businesses are vulnerable to another economic downturn. Management believes that the higher provision for loan losses in 2002 is appropriate given the charge-off level and the continued uncertainty of the local, national and global economies.

Total charge-offs were $13.3 million in 2002, an increase of $869,000 over the $12.4 million in 2001. Installment and consumer charge-offs and recoveries increased by $3.7 million and $1.4 million, respectively, in 2002 over 2001. The increases were primarily related to charge-off and recoveries in a certain sector of the dealer and automobile financing market. The Bank entered this market in 1999 and, in early 2002, began to experience higher than anticipated delinquencies and charge-offs from this portfolio and, accordingly, tightened its underwriting standards on such loans. The Bank has ceased new production and has substantially exited this sector of the dealer and automobile financing market. At December 31, 2002, the aggregate balance of these loans totaled $15.7 million, a decrease of $1.7 million from the prior year.

The net investment in loans that are considered to be impaired was $12.3 million at December 31, 2002, a decrease of $8.0 million from the $20.3 million at December 31, 2001. Additional information on impaired loans is presented in Note D of Notes to the Company’s Consolidated Financial Statements.

In management’s judgment, the allowance for credit losses was adequate to absorb potential losses currently inherent in the loan portfolio at December 31, 2002. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could alter the level of nonperforming assets and charge-offs in the future and, accordingly, affect the allowance for credit losses.

The allowance for credit losses has been allocated by the Company’s management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at December 31 for the years indicated:

(dollars in	2002		2001		2000		1999		1998
thousands)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)

Commercial &
financial	$15,250	21.14%	$11,208	19.19%	$10,303	19.40%	$7,359	19.55%	$4,539	19.41%
Real estate – construction	891	4.92	487	4.41	—	2.06	—	1.31	—	2.59
Real estate – mortgage	6,490	61.27	4,856	65.05	4,755	69.54	7,680	71.17	9,519	69.31
Installment & consumer	1,952	12.67	860	11.35	483	9.00	1,432	7.97	1,264	8.69
Unallocated	2,540	n/a	2,053	n/a	1,906	n/a	1,471	n/a	2,449	n/a

Total	$27,123	100.00%	$19,464	100.00%	$17,447	100.00%	$17,942	100.00%	$17,771	100.00%

(1)	Represents percentage of loans in each category to total loans.

NONINTEREST EXPENSE

The following table sets forth information by category of noninterest expense for the years indicated:

(dollars in thousands)	2002	2001	2000

Salaries and employee benefits	$24,675	$23,111	$20,832
Net occupancy expense	6,367	6,588	7,000
Equipment expense	2,942	3,469	3,070
Legal and professional fees	4,740	4,147	4,043
Advertising and promotion	2,716	2,997	2,436
Stationery and supplies	1,034	1,004	1,002
Provision for other real estate owned losses	500	150	243
Deposit insurance premiums	201	227	512
Other	9,443	8,902	7,541

Total	$52,618	$50,595	$46,679

Efficiency ratio	57.37%	59.33%	64.89%

Noninterest expense increased $2.0 million, or 4.0%, in 2002, as compared to 2001. The Company’s efficiency ratio decreased to 57.37% in 2002, as compared to 59.33% in 2001.

Salaries and employment benefits increased by $1.6 million, or 6.8%, in 2002, to $24.7 million, compared to $23.1 million in 2001. The increase in salaries and employee benefits over 2001 was due to higher incentive-based compensation in 2002.

Net occupancy expense was $6.4 million in 2002, which compares to $6.6 million in 2001. The decrease in net occupancy expense in 2002 was primarily attributable to the decreased net expenses of the Company’s leased facilities, down-sized branches and renegotiated lease agreements.

Equipment expense decreased by $527,000, or 15.2%, in 2002, primarily due to a reduction in equipment lease payments.

Legal and professional fees increased by $593,000, or 14.3%, in 2002, primarily due to an increase in fees related to litigation and certain loan workouts.

Total noninterest expense increased $3.9 million, or 8.4%, from 2000 to 2001. The primary reason for the increase in noninterest expense was the $2.3 million increase in salaries and employment benefits.

INCOME TAXES

Total income tax expense of the Company was $6.3 million, $3.3 million and $5.6 million in 2002, 2001 and 2000, respectively. The corresponding effective income tax rate was 31.7%, 34.6% and 33.2%, respectively. The significant decline in the effective tax rate in 2002 as compared to 2001 was primarily due to the utilization of state investment tax credits. Note L of Notes to the Company’s Consolidated Financial Statements presents a reconciliation of the Company’s effective and statutory income tax rates.

LOAN PORTFOLIO

Total loans at December 31, 2002 decreased to $1,068.7 million, a $128.6 million, or 10.7%, decrease from the previous year-end. The decrease in total loans was primarily due to a decrease in mortgage loans.

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

(in thousands)	2002	2001	2000	1999	1998

Commercial and financial	$225,971	$229,824	$246,877	$224,660	$191,128
Real estate – construction	52,538	52,750	26,237	15,096	25,453
Real estate – mortgage	654,758	778,853	885,262	818,010	682,313
Installment and consumer	135,415	135,901	114,562	91,647	85,562

	$1,068,682	$1,197,328	$1,272,938	$1,149,413	$984,456

Commercial and financial Loans outstanding in this category decreased to $226.0 million, a decrease of $3.9 million, or 1.7%, below year-end 2001. Loans in this category are primarily loans to small- and medium-sized businesses and professionals doing business in Hawaii. These loans have been made primarily on a collateralized basis. Typically, real estate serves as collateral as well as equipment, receivables and personal assets as deemed necessary.

Real estate — mortgage Real estate — mortgage loans decreased to $654.8 million at December 31, 2002, a decrease of $124.1 million, or 15.9%, below year-end 2001. This occurrence was a reflection of the falling interest rate environment experienced in 2002 and the related increase in prepayments. The average size of loans in this category at December 31, 2002 was $186,000.

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table shows the contractual maturities of the Company’s loan portfolio by category (excluding “real estate-mortgage” and “installment and consumer”) at December 31, 2002. Demand loans are included as due within one year:

		After 1 but
(in thousands)	Within 1 year	Within 5 years	After 5 years	Total

Commercial and financial	$102,522	$87,908	$35,541	$225,971
Real estate – construction	14,966	37,029	543	52,538
	$117,488	$124,937	$36,084	$278,509

The following table sets forth the interest rate sensitivity of the above amounts due after one year at December 31, 2002:

(in thousands)	Fixed Rate	Variable Rate	Total

After 1 but within 5 years	$70,341	$54,596	$124,937
After 5 years	36,084	—	36,084

	$106,425	$54,596	$161,021

RISK ELEMENTS IN LENDING ACTIVITIES

Nonperforming (nonaccrual) assets and past due and restructured loans at December 31 are reflected below for the years indicated:

(dollars in thousands)	2002	2001	2000	1999	1998

Nonperforming loans:
Commercial	$5,190	$7,034	$6,268	$1,831	$1,291
Real estate:
Commercial	4,152	2,438	3,030	518	933
Residential	3,219	6,174	5,827	8,992	10,803

Total real estate loans	7,371	8,612	8,857	9,510	11,736

Consumer	169	148	—	441	240

Total nonperforming loans	12,730	15,794	15,125	11,782	13,267
Other real estate owned	2,193	4,674	3,458	6,385	8,583

Total nonperforming assets	$14,923	$20,468	$18,583	$18,167	$21,850

Past due loans:
Commercial	$—	$—	$975	$96	$2,433
Real estate	72	2,190	473	3,481	3,602
Consumer	860	1,464	1,256	592	381

Total past due loans (1)	$932	$3,654	$2,704	$4,169	$6,416

Restructured loans:
Commercial	$—	$2,214	$4,153	$4,440	$—
Real estate:
Commercial	—	—	—	1,231	1,284
Residential	2,919	8,629	11,730	11,280	11,108

Total restructured loans (2)	$2,919	$10,843	$15,883	$16,951	$12,392

Nonperforming assets to total loans and other real estate owned (end of year):
Excluding 90 days past due accruing loans	1.28%	1.64%	1.42%	1.57%	2.01%
Including 90 days past due accruing loans	1.36%	1.93%	1.63%	1.93%	2.60%
Nonperforming assets to total assets (end of year):
Excluding 90 days past due accruing loans	0.89%	1.29%	1.08%	1.12%	1.53%
Including 90 days past due accruing loans	0.95%	1.52%	1.24%	1.38%	1.98%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans decreased to $12.7 million at December 31, 2002, a decrease of $3.1 million, or 19.4%, below the $15.8 million at year-end 2001. The decrease in nonperforming loans was primarily due to a $3.0 million decrease in residential real estate loan category.

At December 31, 2002, other real estate owned (net of valuation allowance) amounted to $2.2 million, a decrease of $2.5 million, or 53.1%, from the prior year-end. The decrease was primarily due to a $1.0 million residential property sold in 2002.

Past due loans which are still accruing interest decreased $2.7 million, or 74.5%, to $932,000 at December 31, 2002. The decrease is primarily due to a $1.4 million residential real estate loan payoff in 2002. Substantially all loans in this category are both well-collateralized and in the process of collection.

Restructured loans decreased $7.9 million, or 73.1%, as compared to 2001, primarily due to (i) refinance of $2.2 million in certain commercial loans; and (ii) pay-off of certain residential loans.

At December 31, 2002, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

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

The average daily amount of deposits and the average rate paid on such deposit categories is summarized below:

	2002		2001		2000

(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$157,170	—%	$130,083	—%	$114,048	—%
Interest-bearing demand deposits	285,480	1.08	256,882	2.29	209,507	3.11
Savings	185,834	1.17	155,449	1.97	158,286	2.25
Time deposits	504,685	2.54	651,344	4.68	672,234	5.51

Total	$1,133,169	1.60%	$1,193,758	3.30%	$1,154,075	4.08%

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 2002 is summarized below:

(in thousands)
3 months or less	$107,344
Over 3 months through 6 months	41,186
Over 6 months through 12 months	34,344
Over 12 months	28,156

Total	$211,030

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO

The following table sets forth the book value and the distribution by category of investment securities at December 31 for the years indicated:

(in thousands)	2002	2001	2000

Held-to-maturity
U.S. Treasury and other U.S. government agencies and corporations	$75,996	$—	$—
Corporate bonds	34,861	24,830	—
Mortgage-backed securities	1,156	1,170	—

Total	$112,013	$26,000	$—

Available-for-sale
U.S. Treasury and other U.S government agencies and corporations	$5,462	$5,450	$16,068
State and political subdivisions	35,036	33,204	33,100
Mortgage/asset-backed securities	168,371	164,909	248,921
Others	19,466	—	—

Total	$228,335	$203,563	$298,089

FHLB stock	$29,886	$32,406	$32,430

The following table sets forth the maturities of investment securities at December 31, 2002 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

			After 1 but		After 5 but
	Within 1 year		within 5 years		within 10 years		After 10 years

(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held-to-maturity
U.S. Treasury and other U.S government agencies and corporations	$—	—%	$70,396	3.13%	$—	—%	$5,600	5.70%
Corporate bonds	5,362	4.30	29,499	4.26	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	1,156	6.15

Total	$5,362	4.30%	$99,895	3.71%	$—	—%	$6,756	5.78%

Available-for-sale
U.S. Treasury and other U.S government agencies and corporations	$—	—%	$5,125	6.35%	$—	—%	$—	—%
State and political subdivisions	—	—	—	—	9,184	6.05	23,791	4.99
Mortgage/asset-backed securities	394	6.38	4,204	7.08	37,413	2.55	117,855	5.14
Others	—	—	—	—	—	—	19,399	3.86

Total	$394	6.38%	$9,329	6.42%	$46,597	3.04%	$161,045	4.95%

A table setting forth information regarding investment and mortgage/asset-backed securities, including estimated fair value and carrying value of such securities is included in Note B of Notes to the Company’s Consolidated Financial Statements.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal funds purchased generally mature on the day following the date of purchase.

Advances from the FHLB were made under a credit line agreement providing for advances up to $416.5 million, of which $87.1 million was undrawn at December 31, 2002. See Notes H and I of Notes to the Company’s Consolidated Financial Statements.

At December 31, 2002, there were nine long-term FHLB advances totaling $223.0 million, callable between February 2003 and August 2006.

FINANCIAL CONDITION

Total assets at December 31, 2002 were $1,674.4 million, an increase of $88.3 million, or 5.6%, from 2001. The increase was due primarily to increases in cash, fed funds sold, and investments of $52.7 million, or 235.2%, $9.9 million, or 92.6%, and $108.3 million, or 41.3%, respectively. These increases were a result of cash flows generated from a decrease in loans of $89.6 million, or 7.3%, an increase in deposits of $24.8 million, or 2.2%, and an increase in borrowings of $39.3 million, or 13.5%.

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

At December 31, 2002, the Company had advances outstanding from the FHLB of $329.4 million (21.6% of total liabilities) compared to $290.1 million (20.0% of total liabilities) at December 31, 2001. The maximum amount of advances from the FHLB that the Company had outstanding at any month-end during such periods was $329.4 million. As of December 31, 2002, the Bank had available unused credit lines of $87.1 million from the FHLB. During 2003, $10.0 million of short-term and $60.0 million of long-term borrowings from the FHLB mature – see Note I of Notes to the Company’s Consolidated Financial Statements for future maturity of long-term borrowings from the FHLB. It has been the Company’s general practice to satisfy maturing obligations to the FHLB in part by additional advances under its credit line agreement with the FHLB. The creditline agreements have standard FHLB default provisions which, among other matters, accelerate the maturity date if there is a material adverse change to the financial condition of the Bank and/or if repayment ability becomes impaired. The Company’s ability to continue to draw upon this credit line and avoid an acceleration of the maturity dates is dependent upon the Company’s continued adequate financial condition and fulfillment of collateral requirements. As of December 31, 2002, these borrowings were collateralized by $506.0 million in U.S. Treasuries and Agencies and loans. In the remote case that the FHLB ceases to make advances available as a reliable source of liquidity, the Company would be required to repay the advances as they mature or are accelerated from other sources of funds in order to mitigate the risk that the security pledged as collateral for the advances might be realized upon by the FHLB. Management believes that the Company could obtain other sources of funding, such as through repurchase agreements, brokered CDs, federal fund lines with other correspondent banks or lines of credit with the Federal Reserve System in order to meet such repayment requirements.

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company’s operating activities used $38.4 million in 2002, compared to providing $7.2 million and $15.9 million in 2001 and 2000, respectively. The primary use of cash flow from operations was funding loans originated for sale, which totaled $238.8 million and $189.4 million in 2002 and 2001, respectively. This was offset by the sale of $165.2 million of loans held for sale, as compared to $172.5 million in 2001.

The Company’s most liquid assets are cash, interest bearing deposits, Federal funds sold, investment securities available for sale and loans held for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2002, cash, interest-bearing deposits, Federal funds sold and available for sale investment and mortgage/asset-backed securities totaled $325.1 million, an increase of 36.8% from $237.6 million at December 31, 2001.

Investing activities provided cash flow of $28.9 million in 2002, $124.5 million during 2001, and used $131.3 million in 2000. The primary source of cash for investing activities in 2002 was proceeds from sales and maturities of available-for-sale securities of $113.5 million and net loan payoffs of $117.1 million.

Financing activities provided cash flow of $62.2 million in 2002, used $149.4 million during 2001, and provided cash flow of $88.6 million in 2000. During 2002, proceeds from long-term debt of $140.0 million were the primary source of cash flows from financing activities.

At any time, the Company has outstanding commitments to extend credit. See Note O of Notes to the Company’s Consolidated Financial Statements. See Note N of Notes to the Company’s Consolidated Financial Statements for further discussion and disclosure of risk management activities.

CONTRACTUAL OBLIGATION

Set forth below is a summary of Contractual Obligations as of December 31, 2002. Additional information on operating leases and long-term debt can be found in Notes F and I of Notes to the Company’s Consolidated Financial Statements.

(in thousands)	Within 1 year	1 to 3 years	4 to 5 years	After 5 years	Total

Long-term debt	$60,000	$31,200	$115,000	$113,207	$319,407
Operating leases	3,828	8,144	7,073	11,626	30,671
Facilities management services	1,287	1,666	—	—	2,953
Minority interest in consolidated subsidiary	—	—	—	2,720	2,720

Total contractual obligations	$65,115	$41,010	$122,073	$127,553	$355,751

(in thousands)	Within 1 year

Loan commitments	$259,104
Guarantees and letters of credit	6,587

Totals	$265,691

CAPITAL RESOURCES

During 2000, Citibank Properties, Inc. (“CB Properties”), a wholly-owned subsidiary of the Bank, elected to be taxed as a real estate investment trust (“REIT”). On July 18, 2000, CB Properties issued 120 shares of Series A Preferred Stock, 10,000 shares of Series B Preferred Stock, and 55,000 shares of Series C Preferred Stock at $1,000 per share to the Bank in exchange for approximately $150 million in participation interests in mortgage loans and mortgage-related securities less the assumption of $85 million in advances made from the FHLB to the Bank. This transaction was recorded as minority interest for financial statement purposes and classified as Tier 1 capital for regulatory purposes pursuant to guidelines set forth by the FDIC. CB Properties’ business objective is to acquire, hold, finance and manage qualifying REIT assets. On August 21, 2000, the Bank sold 7,000 shares of Series B Preferred Stock to third party investors, of which 4,400 shares were repurchased at par value during 2001. During 2001, CB Properties issued 1.7 million shares of common stock to the Bank in exchange for approximately $128 million in participation interests in mortgage loans and mortgage-related securities, less the cancellation of $61.3 million in debt owed by CB Properties to the Bank.

The Company has a strong capital base with a Tier I capital ratio of 12.19% at December 31, 2002. This is well above the minimum regulatory guideline of 4.00% for Tier I capital. Bank holding companies are also required to comply with risk-based capital guidelines as established by the FRB. Risk-based capital ratios are calculated with reference to risk-weighted assets that include both on and off-balance sheet exposures. A company’s risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator). The minimum required qualifying Total Capital ratio is 8.00%. As of December 31, 2002, the Company’s total capital to risk-adjusted assets ratio was 13.46%.

During the third quarter of 2002, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to 5%, or approximately 200,000 shares, of its common stock outstanding. In connection with the repurchase program, during the third and fourth quarters of 2002, 128,415 shares had been repurchased at prices ranging from $35.45 to $40.13 per share, at a total cost of $10.6 million.

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

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Net income for the fourth quarter of 2002 was $3.6 million, or $0.92 per diluted share, a 307.2% increase over net income of $885,000, or $0.23 per diluted share, for the same quarter in 2001.

The higher net income for the fourth quarter of 2002 was due to the 2001 impairment charge of $4.0 million ($2.5 million after tax) related to certain securities in its investment portfolio recorded in the fourth quarter of 2001.

The following table summarizes the Company’s quarterly results for the years 2002 and 2001:

	Quarter
(in thousands, except per
share data)	First	Second	Third	Fourth	Total

2002:
Total interest income	$27,634	$26,720	$26,480	$26,111	$106,945
Total interest expense	8,195	7,682	7,257	7,158	30,292

Net interest income	19,439	19,038	19,223	18,953	76,653
Provision for credit losses	4,868	4,102	3,989	4,151	17,110
Noninterest income	3,959	3,760	1,589	3,507	12,815
Noninterest expense	13,348	13,321	12,845	13,104	52,618

Income before income taxes	5,182	5,375	3,978	5,205	19,740
Income tax expense	1,646	1,754	1,257	1,601	6,258

Net income	$3,536	$3,621	$2,721	$3,604	$13,482

Basic earnings per share	$0.93	$0.93	$0.69	$0.94	$3.49
Diluted earnings per share	$0.91	$0.92	$0.68	$0.92	$3.43
2001:
Total interest income	$34,261	$32,783	$31,895	$29,315	$128,254
Total interest expense	18,459	15,614	12,884	10,491	57,448

Net interest income	15,802	17,169	19,011	18,824	70,806
Provision for credit losses	2,750	2,271	3,650	4,957	13,628
Noninterest income	3,244	2,949	(3,622)	246	2,817
Noninterest expense	12,249	12,868	12,864	12,614	50,595

Income (loss) before income taxes	4,047	4,979	(1,125)	1,499	9,400
Income tax expense (benefit)	1,246	1,839	(449)	614	3,250

Net income (loss)	$2,801	$3,140	$(676)	$885	$6,150

Basic earnings (loss) per share	$0.72	$0.82	$(0.17)	$0.23	$1.60
Diluted earnings (loss) per share	$0.72	$0.81	$(0.18)	$0.23	$1.58

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

	0-90	91-180	181-365	1-5	Over 5	Non-rate
(in thousands)	Days	days	days	Years	years	sensitive	Total

Assets:
Investment and mortgage/asset-backed securities and interest-bearing deposits in other banks	$120,677	$55,699	$34,878	$99,600	$60,594	$—	$371,448
Federal funds sold	20,525	—	—	—	—	—	20,525
Commercial loans	120,491	5,037	8,795	74,819	881	—	210,023
Real estate loans	117,143	98,002	151,608	378,442	41,917	—	787,112
Consumer loans	58,947	8,135	11,457	55,127	3,039	—	136,705
Other assets	—	—	—	—	—	148,545	148,545

Total assets	$437,783	$166,873	$206,738	$607,988	$106,431	$148,545	$1,674,358

Liabilities and stockholders’ equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$—	$212,140	$212,140
Time and savings deposits	378,020	97,621	67,737	107,252	300,457	—	951,087
Short-term borrowings	10,400	—	—	—	—	—	10,400
Long-term debt	3	20,002	40,006	146,253	113,143	—	319,407
Other liabilities	—	—	—	—	—	30,315	30,315
Stockholders’ equity	—	—	—	—	—	151,009	151,009

Total liabilities and stockholders’ equity	$388,423	$117,623	$107,743	$253,505	$413,600	$393,464	$1,674,358

Interest rate sensitivity gap	$49,360	$49,250	$98,995	$354,483	$(307,169)	$(244,919)	$—
Cumulative interest rate sensitivity gap	$49,360	$98,610	$197,605	$552,088	$244,919	$—	$—

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

The financial instruments used and their notional amounts outstanding at December 31 for the years indicated were as follows:

(dollars in thousands)	2002	2001	2000

Interest rate swaps:
Pay-floating swaps-notional amount	$20,000	$15,000	$15,000
Average receive rate	6.40%	7.29%	7.29%
Average pay rate	4.25%	2.07%	6.67%

Pay-fixed swaps-notional amount	$35,000	$—	$—
Average receive rate	1.72%	—%	—%
Average pay rate	3.99%	—%	—%

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to the agreed notional amount.

Interest rate contracts are primarily used to convert certain deposits and long-term debt to fixed interest rates or to convert certain groups of customer loans and other interest earning assets to fixed rates. Certain interest rate swaps specifically match the amounts and terms of particular assets and liabilities.

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

The Company has a mortgage banking operation and thus holds a portfolio of residential loans funded, pending sale to investors. These loans were $98.6 million and $50.7 million at December 31, 2002 and 2001, respectively, and are carried on the books at the lower of cost or market. Because the market value of these loans are subject to change due to interest rates, the Company utilizes forward sales and short call options to protect against rising rates.

Interest rate options at December 31, 2002, 2001 and 2000 consisted of the following:

	2002		2001		2000

	Notional	Estimated Fair	Notional	Estimated Fair	Notional	Estimated Fair
(in thousands)	Amount	Value	Amount	Value	Amount	Value

Caps	$—	$nil	$50,000	$nil	$50,000	$30
Options	30,000	(217)	5,000	(40)	10,000	42

Total interest rate options	$30,000	$(217)	$55,000	$(40)	$60,000	$72

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

Based on the results of the simulation model and interest rate risk position, management monitors short- and long-term exposure to market risk by managing rates paid on liabilities; pricing on loans; volumes of loans, deposits and investments; mix of asset types varying in term, optionality and cash flow characteristics; and other factors. These tactics are employed considering market conditions, competition, loan demand and customer preferences.

A unique aspect of the Bank’s earning asset base is that 42% of total gross loans are residential mortgage loans, which have longer terms and greater option risk arising from the borrower’s right to prepay. This potentially creates significant mismatch risk as funding of those assets are typically at terms much shorter than the expected terms of the loans. As a result, the Bank has generally been liability-sensitive in the past. Due to the presence of an established secondary market for residential real estate loans and its acceptance as collateral for wholesale borrowing for the Bank, this portfolio and continuing operation is a significant source of liquidity, regardless of the interest rate environment.

Over the last year, the Bank’s interest rate position has shifted from liability-sensitive to asset-sensitive. In this low rate environment, the Bank was affected by higher prepayments, resulting in rapid runoff of the residential mortgage loan portfolio. The cash flows from these longer-term assets as well as mortgage-backed securities which behave similarly to residential mortgages, were redeployed in loans and investments that were either floating or have shorter fixed terms (3 to 5 years). Additionally, management extended maturities of borrowings and also executed interest rate swaps where the Bank paid fixed for terms ranging from 3 to 10 years to lock in funding costs in this low rate environment. These activities resulted in the balance sheet becoming asset-sensitive and, therefore, positively exposed to potential upward movement in interest rates.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet as well as for off-balance sheet derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (“bp”) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as of December 31, 2002.

Rate Change	Estimated NII Sensitivity

+200bp	1.20%
-100bp	(1.83)%

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITOR’S REPORT

CB BANCSHARES, INC. AND SUBSIDIARIES

December 31, 2002, 2001 and 2000

INDEPENDENT AUDITOR’S REPORT
CB Bancshares, Inc. and Subsidiaries

The Board of Directors and Stockholders
CB Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of CB Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Honolulu, Hawaii
January 21, 2003

CONSOLIDATED BALANCE SHEETS
CB Bancshares, Inc. and Subsidiaries

	December 31,

(in thousands, except number of shares and per share data)	2002	2001

ASSETS
Cash and due from banks (Note A)	$75,069	$22,395
Interest-bearing deposits in other banks	1,214	1,017
Federal funds sold	20,525	10,655
Investment and mortgage/asset-backed securities (Notes B and I):
Held-to-maturity	112,013	26,000
Available-for-sale	228,335	203,563
FHLB stock	29,886	32,406
Loans held-for-sale	98,568	50,661
Loans, net (Notes C, D and I)	1,035,272	1,172,817
Premises and equipment, net (Note F)	16,596	17,633
Other real estate owned and other repossessed property (Note E)	2,193	4,674
Accrued interest receivable and other assets (Note L)	54,687	44,219

TOTAL ASSETS	$1,674,358	$1,586,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (Note G):
Noninterest-bearing	$212,140	$160,570
Interest-bearing	951,087	977,865

Total deposits	1,163,227	1,138,435

Short-term borrowings (Note H)	10,400	76,100
Accrued expenses and other liabilities (Notes L and M)	27,595	20,599
Long-term debt (Note I)	319,407	214,424
Minority interest in consolidated subsidiary (Note J)	2,720	2,720

Total liabilities	1,523,349	1,452,278

Commitments and contingencies (Notes F, I, N, O, P and Q)
Stockholders’ equity (Notes Q and R):
Preferred stock $1 par value - Authorized and unissued 25,000,000 shares	—	—
Common stock $1 par value - Authorized 50,000,000 shares; issued and outstanding 3,897,975 shares in 2002 and 3,506,082 shares in 2001	3,898	3,506
Additional paid-in capital	78,311	65,427
Retained earnings	63,679	65,714
Unreleased shares to employee stock ownership plan	(1,486)	(1,839)
Accumulated other comprehensive income, net of tax	6,607	954

Total stockholders’ equity	151,009	133,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,674,358	$1,586,040

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CB Bancshares, Inc. and Subsidiaries

	Years ended December 31,

(in thousands, except per share data)	2002	2001	2000

Interest income:
Interest and fees on loans	$89,752	$108,712	$108,695
Interest and dividends on investment and mortgage/ asset-backed securities:
Taxable interest income	13,478	15,260	19,597
Nontaxable interest income	1,557	1,553	1,551
Dividends	1,971	2,278	2,104
Other interest income	187	451	525

Total interest income	106,945	128,254	132,472

Interest expense:
Deposits (Note G)	18,098	39,438	47,104
FHLB advances and other short-term borrowings	672	5,095	11,370
Long-term debt	11,522	12,915	13,004

Total interest expense	30,292	57,448	71,478

Net interest income	76,653	70,806	60,994
Provision for credit losses (Note D)	17,110	13,628	7,539

Net interest income after provision for credit losses	59,543	57,178	53,455

Noninterest income:
Service charges on deposit accounts	4,345	3,811	2,900
Other service charges and fees	6,784	4,897	4,063
Net realized losses on sales of securities (Notes B and S)	(1,765)	(169)	(421)
Net gains on sales of loans	1,493	2,060	537
Impairment of asset-backed securities (Note A)	(1,399)	(10,642)	—
Other (Note M)	3,357	2,860	2,945

Total noninterest income	12,815	2,817	10,024

Noninterest expense:
Salaries and employee benefits (Note Q)	24,675	23,111	20,832
Net occupancy expense (Note F)	6,367	6,588	7,000
Equipment expense (Note F)	2,942	3,469	3,070
Other (Note K)	18,634	17,427	15,777

Total noninterest expense	52,618	50,595	46,679

Income before income taxes	19,740	9,400	16,800
Income tax expense (Note L)	6,258	3,250	5,582

NET INCOME	$13,482	$6,150	$11,218

Per share data (Note R):
Basic	$3.49	$1.60	$2.88
Diluted	$3.43	$1.58	$2.88

See accompanying notes to consolidated financial statements.

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
CB Bancshares, Inc. and Subsidiaries

	Common Stock		Additional		Unreleased Shares	Accumulated Other
			Paid-In	Retained	to Employee Stock	Comprehensive
(in thousands, except per share data)	Shares	Amount	Capital	Earnings	Ownership Plan	Income (Loss)	Total

Year ended December 31, 2002:
Balance at January 1, 2002	3,506	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income Net income	—	—	—	13,482	—	—	13,482
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	5,653	5,653

Total comprehensive income	—	—	—	13,482	—	5,653	19,135

Cash dividends:
$0.44 per share	—	—	—	(1,649)	—	—	(1,649)
Options exercised	182	182	4,950	—	—	—	5,132
Stock dividend	362	362	13,448	(13,868)	—	—	(58)
Cancelled and retired shares	(152)	(152)	(5,514)	—	—	—	(5,666)
Unreleased ESOP shares	—	—	—	—	353	—	353

Balance at December 31, 2002	3,898	$3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009

Year ended December 31, 2001:
Balance at January 1, 2001	3,189	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162
Comprehensive income:
Net income	—	—	—	6,150	—	—	6,150
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	7,859	7,859

Total comprehensive income	—	—	—	6,150	—	7,859	14,009

Cash dividends:
$0.43 per share	—	—	—	(1,441)	—	—	(1,441)
Options exercised	8	8	191	—	—	—	199
Stock dividend	318	318	10,907	(11,279)	—	—	(54)
Cancelled and retired shares	(9)	(9)	(265)	—	—	—	(274)
Unreleased ESOP shares	—	—	—	—	(1,839)	—	(1,839)

Balance at December 31, 2001	3,506	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762

Year ended December 31, 2000:
Balance at January 1, 2000	3,255	$3,255	$56,219	$62,159	$—	$(6,942)	$114,691
Comprehensive income:
Net income	—	—	—	11,218	—	—	11,218
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	37	37

Total comprehensive income	—	—	—	11,218	—	37	11,255

Cash dividends:
$0.34 per share	—	—	—	(1,093)	—	—	(1,093)
Cancelled and retired shares	(66)	(66)	(1,625)	—	—	—	(1,691)

Balance at December 31, 2000	3,189	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CB Bancshares, Inc. and Subsidiaries

	Years ended December 31,

(in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income	$13,482	$6,150	$11,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,110	13,628	7,539
Impairment of asset-backed securities	1,399	10,642	—
Gain on sale of foreclosed assets	(359)	(50)	(378)
Net realized losses on sales of securities	1,765	169	421
Depreciation and amortization	3,916	2,329	2,906
Deferred income taxes	(1,467)	86	2,526
Decrease (increase) in accrued interest receivable	1,516	1,526	(923)
Increase (decrease) in accrued interest payable	69	(3,577)	29
Loans originated for sale	(238,790)	(189,441)	(60,965)
Proceeds from sale of loans held for sale	165,238	172,476	59,039
Increase in other assets	(3,440)	(1,952)	(3,240)
Increase (decrease) in other liabilities	4,110	(1,601)	(580)
FHLB stock dividends	(1,969)	(2,276)	(2,103)
Other	(993)	(949)	458

Net cash provided by (used in) operating activities	(38,413)	7,160	15,947

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits in other banks	(197)	41	(982)
Net decrease (increase) in federal funds sold	(9,870)	(10,045)	5,090
Purchase of held-to-maturity securities	(143,401)	(26,200)	—
Repayments on held-to-maturity securities	57,125	198	—
Proceeds from sales of available-for-sale securities	63,493	54,607	7,227
Proceeds from maturities of available-for-sale securities	49,987	43,843	16,268
Purchase of available-for-sale securities	(105,900)	(928)	(5,649)
Proceeds from sale of FHLB stock	4,489	2,300	1,400
Net loan originations under (over) principal payments	117,140	56,508	(161,415)
Capital expenditures	(2,101)	(1,805)	(3,330)
Proceeds from sales of foreclosed assets	5,635	5,946	9,652
Purchase of bank owned life insurance	(7,500)	—	—
Proceeds from sales of premises and equipment	—	—	471

Net cash provided by (used in) investing activities	28,900	124,465	(131,268)

Cash flows from financing activities:
Net increase (decrease) in time deposits	(284,683)	(186,798)	97,602
Net increase in other deposits	309,475	106,770	14,514
Net increase (decrease) in short-term borrowings	(65,700)	(94,600)	15,816
Proceeds from long-term debt	140,000	151,200	—
Principal payments on long-term debt	(35,017)	(118,285)	(43,573)
Net increase (decrease) in minority interest in consolidated subsidiary	—	(4,280)	7,000
Cash dividends paid	(1,649)	(1,441)	(1,093)
Cash-in-lieu payments on stock dividend	(58)	(54)	—
Stock repurchase	(5,666)	(274)	(1,691)
Stock options exercised	5,132	199	—
Unreleased ESOP shares	353	(1,839)	—

Net cash provided by (used in) financing activities	62,187	(149,402)	88,575

Increase (decrease) in cash and due from banks	52,674	(17,777)	(26,746)
Cash and due from banks at beginning of year	22,395	40,172	66,918

Cash and due from banks at end of year	$75,069	$22,395	$40,172

Supplemental disclosures of cash flow information:
Interest paid on deposits and other borrowings	$29,555	$61,023	$71,451
Income taxes paid	3,400	5,248	3,399
Supplemental disclosure of non-cash activities:
Loan securitizations	$27,138	$—	$—

Supplemental schedule of non-cash operating and investing activity:

     The Company converted $6,424,000, $7,262,000 and $6,680,000 of loans into other real estate owned and repossessed personal property in 2002, 2001 and 2000, respectively.

     During 2000, the Company transferred $23,965,000 of loans classified as held-for-investment to held-for-sale.

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

The significant accounting policies of the Company are as follows:

Principles of Consolidation and Presentation. The consolidated financial statements include the accounts of CB Bancshares, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: City Bank and its wholly-owned subsidiaries (the “Bank”); International Savings and Loan Association, Limited and its wholly-owned subsidiaries (the “Association”) up to June 30, 2000; Datatronix Financial Services, Inc. (“Datatronix”); and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption, “Cash and due from banks”. Included in cash are amounts restricted for the Federal Reserve requirement of $11,179,000 and $6,741,000 in 2002 and 2001, respectively.

Investment and Mortgage/Asset-Backed Securities. Investment and mortgage/asset-backed securities are classified into the following categories:

Trading securities are securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value with changes in fair value reported in current earnings.

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

Emerging Issues Task Force Issue No. 99-20. Effective as of April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 states that interest income earned on retained or purchased beneficial interests in certain securitized financial assets should be recognized over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income should be revised prospectively for changes in cash flows. Additionally, impairment should be recognized if the fair value of the beneficial interest as determined under EITF 99-20 has declined below its carrying amount and the decline is other than temporary. Because the book values of certain of the Company’s asset backed securities were more than the fair values of those securities as determined under EITF 99-20 during 2002 and 2001, the Company recognized a $1.4 million (after tax charge of $1.0 million) and $10.6 million (after tax charge of $6.4 million), respectively, noncash charge in the Consolidated Statements of Income.

Loans Held for Investment. Interest income on loans receivable is accrued as it is earned. Loans receivable are reported at the outstanding principal balance, adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

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

Loans are impaired when, based on current information and events, it is probable that principal or interest will not be collected at scheduled maturity or will be unreasonably delayed. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Impairment losses are reflected as charge-offs in the allowance for loan losses. For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon Management’s evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience. Delinquent close-ended consumer loans are charged off within 120 days (180 days for open-ended consumer loans and residential real estate loans), unless determined to be adequately collateralized or in imminent process of collection.

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

Loans Held-for-Sale. The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the loans sold and any retained interests. Residential mortgage loans originated for sale are classified as loans held-for-sale and are accounted for at the lower of aggregate cost or fair value.

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

Intangible Assets. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of SFAS No. 142 beginning January 1, 2002. At December 31, 2002, the Company did not have any assets classified as goodwill under the new pronouncement. However, the Company does have servicing premiums. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. The impact of the adoption of SFAS No. 142 has not had a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2002, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 was issued. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included below. As allowed by SFAS No. 123 (as amended by SFAS No. 148), the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

The original exercise price of each option equals the market price of the Company’s stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined using the fair value based method, the Company’s net income and net income per share would have been the pro forma amounts below:

	2002	2001	2000

Net income:
As reported	$13,482,000	$6,150,000	$11,218,000
Pro forma	13,303,000	5,547,000	10,777,000
Pro forma earnings per share:
Basic	$3.44	$1.44	$2.76
Diluted	$3.38	$1.43	$2.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. For grants in 2002, 2001 and 2000, the following weighted average assumptions were used; expected dividend of 1.03%, 1.25% and 1.40%, expected volatility of 19.00%, 23.00% and 19.00%, risk-free interest rate of 5.55%, 4.55% and 5.00%, and expected life of 5.0 years, 6.0 years and 6.0 years. The weighted average fair value of options granted during 2002, 2001 and 2000 was $8.77, $9.82 and $7.18, respectively.

Derivative Instruments and Hedging Activities. The Company uses interest rate swaps, caps and floors to modify the interest rate characteristics of certain assets and liabilities. In 2002, interest rate swaps were used to convert floating assets and liabilities to fixed rates. $20 million of pay-floating swaps qualify as cash flow hedging instruments as they served to convert $20 million of prime-based loans to fixed rates. During 2002, no amounts were recognized in earnings in connection with the ineffective portion of these cash flow hedges and no amounts were excluded from the measure of effectiveness. Derivatives not designated as hedges consist of $35 million of pay-fixed swaps and $30 million of options and instruments containing option features that behave based on limits. These instruments are used to hedge risks associated with interest rate movements and serve as hedges from an economic perspective; however, they do not qualify for hedge accounting under SFAS No. 133, as amended. The Bank recorded a loss of $1.4 million in 2002 for these instruments.

On January 1, 2001, the Company recorded the cumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in its identified fair value hedges that were employed at the time. A transition adjustment of $263,000 associated with establishing fair values of the derivative instruments and hedged items on the balance sheet was recorded in investment securities.

Earnings Per Share. Basic earnings per common share are based on the weighted-average number of common shares outstanding for the year. Diluted earnings per common share are based on the assumption that all potentially dilutive common shares and dilutive stock options were converted at the beginning of the year. All per share amounts have been restated to reflect the impact of the 10% stock dividend issued in June 2002.

New Accounting Principles. SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management does not expect the implementation of SFAS No. 143 to have a material impact on the Company’s consolidated financial statements.

SFAS No. 145. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements.

SFAS No. 146. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. At December 31, 2002, the Company had no significant variable interests in a variable interest entity requiring consolidation or disclosure in accordance with the interpretation.

NOTE B — INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair values of the Company’s investment portfolio at December 31, 2002 and 2001 were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value

2002:
Held to Maturity:
U.S. Treasury and other U.S. government agencies and corporations	$75,996	$410	$—	$76,406
Corporate bonds	34,861	655	—	35,516
Mortgage-backed securities	1,156	60	—	1,216

Total held to maturity	$112,013	$1,125	$—	$113,138

Available-for-sale securities:
U.S. Treasury and other U.S. government agencies and corporations	$5,125	$337	$—	$5,462
States and political subdivisions	32,975	2,073	12	35,036
Mortgage/asset-backed securities	159,866	8,641	136	168,371
Others	19,399	97	30	19,466

Total available-for-sale	$217,365	$11,148	$178	$228,335

Total investments	$329,378	$12,273	$178	$341,473

2001:
Held to Maturity:
Corporate bonds	$24,830	$141	$29	$24,942
Mortgage-backed securities	1,170	—	5	1,165

Total held to maturity	$26,000	$141	$34	$26,107

Available-for-sale securities:
U.S. Treasury and other U.S. government agencies and corporations	$5,142	$308	$—	$5,450
States and political subdivisions	32,917	690	403	33,204
Mortgage/asset-backed securities	163,829	2,065	985	164,909

Total available-for-sale	$201,888	$3,063	$1,388	$203,563

Total investments	$227,888	$3,204	$1,422	$229,670

At December 31, 2002 and 2001, the Company had no securities classified as trading.

Securities with an aggregate carrying value of $160,512,000 and $99,634,000, at December 31, 2002 and 2001, respectively, were pledged to collateralize public deposits and for other purposes required by law. Investment in the stock of the FHLB of Seattle totaled $29.9 million and $32.4 million at December 31, 2002 and 2001, respectively. Stock in the FHLB of Seattle is carried at amortized cost which approximated fair value at December 31, 2002 and 2001.

The following presents the amortized cost and estimated fair value of investment securities at December 31, 2002 by contractual maturity. Expected maturity will differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The stated maturity of mortgage/asset-backed securities is presented in total since the principal cash flows of these securities are not received at a single maturity date.

	Held to Maturity		Available for Sale

	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$5,362	$5,421	$—	$-
Due 1 to 5 years	99,895	100,794	5,125	5,462
Due 5 to 10 years	5,600	5,707	9,184	9,933
Due > 10 years	—	—	43,190	44,569

Mortgage/asset-backed securities	1,156	1,216	159,866	168,371

Total	$112,013	$113,138	$217,365	$228,335

Proceeds from sales of securities available-for-sale during 2002, 2001, and 2000 were $63,493,000, $54,607,000, and $7,227,000, respectively. These sales resulted in gross realized gains of $175,003, $1,075,000, and $0, respectively, and gross realized losses of $12,170, $1,000 and $421,000, respectively.

NOTE C — LOANS

The loan portfolio consisted of the following at December 31, 2002 and 2001:

(in thousands)	2002	2001

Commercial and financial	$225,971	$229,824
Real estate:
Construction	52,538	52,750
Commercial	210,512	190,328
Residential	444,246	588,525
Installment and consumer	135,415	135,901

Gross loans	1,068,682	1,197,328
Less:
Unearned income	1,683	108
Net deferred loan fees	4,604	4,939
Allowance for credit losses	27,123	19,464

Loans, net	$1,035,272	$1,172,817

Substantially all of the Company’s real estate loans are collateralized by properties located in the State of Hawaii.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans, including mortgage/asset-backed securities serviced for others, were $327,728,000 and $375,336,000 at December 31, 2002 and 2001, respectively. Custodial escrow balances maintained with the foregoing loan servicing, and included in demand deposits, were $1,624,000 and $2,058,000 at December 31, 2002 and 2001, respectively.

Nonaccrual loans amounted to $12.7 million and $15.8 million at December 31, 2002 and 2001, respectively.

In the normal course of business, the Company makes loans to its executive officers and directors and to companies and individuals affiliated with its executive officers and directors. In management’s opinion, such loans and loan commitments were made at the Company’s normal credit terms, including interest rates and collateral requirements, and do not represent more than a normal risk of collection. The following is the activity of loans to such parties in 2002:

(in thousands)

Balance at beginning of year	$5,608
New loans	15,701
Repayments	(15,280)

Balance at end of year	$6,029

NOTE D — ALLOWANCE FOR CREDIT LOSSES

The changes in the allowance for credit losses for the years indicated were as follows:

(in thousands)	2002	2001	2000

Balance at beginning of year	$19,464	$17,447	$17,942
Provision charged to expense	17,110	13,628	7,539
Recoveries	3,846	817	972
Charge-offs	(13,297)	(12,428)	(9,006)

Balance at end of year	$27,123	$19,464	$17,447

Information related to loans considered to be impaired for the years indicated were as follows:

(in thousands)	2002	2001	2000

Recorded investment in impaired loans	$12,261	$20,315	$25,180
Impaired loans with related allowance for credit losses calculated under SFAS No. 114	1,493	8,052	21,349
Total allowance for credit losses on impaired loans	57	1,555	3,636
Average recorded investment in impaired loans during the year	17,021	23,897	23,369
Interest income on impaired loans using cash basis of income recognition	345	937	1,758

NOTE E — OTHER REAL ESTATE OWNED

The carrying value of foreclosed real estate, net of the following allowance for losses, were $2,193,000, $4,674,000 and $3,458,000 at December 31, 2002, 2001 and 2000, respectively. Activity in the allowance for losses on other real estate owned was as follows:

(in thousands)	2002	2001	2000

Balance at beginning of year	$177	$217	$940
Provision charged to expense	500	150	243
Charge-offs, net of recoveries	(608)	(190)	(966)

Balance at end of year	$69	$177	$217

NOTE F — PREMISES AND EQUIPMENT

The Company’s premises and equipment at December 31, 2002 and 2001 were as follows:

(in thousands)	2002	2001

Premises	$22,326	$22,516
Equipment	27,838	25,887

Total cost	50,164	48,403
Less accumulated depreciation and amortization	33,568	30,770

Net carrying value	$16,596	$17,633

Depreciation and amortization charged to operations for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in thousands)	2002	2001	2000

Net occupancy expense	$967	$1,036	$898
Equipment expense	2,172	2,234	1,894

Total depreciation and amortization	$3,139	$3,270	$2,792

The Company leases certain properties and equipment under leases that expire on various dates through 2067. Certain leases provide for renegotiations at fixed intervals and require payment of real estate taxes, maintenance, insurance and certain other operating expenses. Rent charged against operations, including equipment rental, was as follows:

(in thousands)	2002	2001	2000

Rental expense	$5,541	$5,505	$6,093
Less sublease income	580	557	934

Total net rental expense	$4,961	$4,948	$5,159

The following are future minimum net rental commitments for long-term noncancelable operating leases as of December 31, 2002. Future rentals subject to renegotiations are computed at the latest annual rents.

(in thousands)	Operating Leases

2003	$3,828
2004	4,098
2005	4,046
2006	3,548
2007	3,525
Thereafter	11,626

Total	$30,671

NOTE G — DEPOSITS

Deposits consisted of the following at December 31, 2002 and 2001:

(in thousands)	2002	2001

Noninterest-bearing deposits	$212,140	$160,570
Interest-bearing deposits:
Demand deposits	194,108	239,710
Savings	290,404	197,927
Time deposits of $100 or more	211,030	242,348
Time deposits less than $100	255,545	297,880

Total interest-bearing deposits	951,087	977,865

Total deposits	$1,163,227	$1,138,435

Interest expense on deposits for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in thousands)	2002	2001	2000

Demand deposits	$2,284	$5,200	$5,693
Savings	2,970	3,727	4,370
Time deposits of $100 or more	4,486	10,908	14,329
Time deposits less than $100	8,358	19,603	22,712

Total interest expense	$18,098	$39,438	$47,104

At December 31, 2002, the scheduled maturities of time deposits were as follows:

(in thousands)

2003	$368,547
2004	60,474
2005	23,281
2006	7,143
2007	7,130

Total	$466,575

NOTE H — SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2002 and 2001 consisted of the following:

(in thousands)	2002	2001

Advances from the FHLB	$10,000	$75,700
Federal treasury tax and loan note	400	400

Total short-term borrowings	$10,400	$76,100

Average interest rates and average and maximum balances for short-term borrowing categories were as follows for categories of borrowings where the average outstanding balance for the year was 30% or more of stockholders’ equity at December 31 for the years indicated:

(dollars in thousands)	2002	2001	2000

Advances from the FHLB:
Average interest rate at year-end	1.87%	3.13%	6.62%
Maximum outstanding at any month-end	$79,000	$174,000	$219,000
Average outstanding	22,938	93,273	167,765
Average interest rate for the year	2.66%	4.71%	6.46%
Federal funds purchased:
Average interest rate at year-end	—%	—%	—%
Maximum outstanding at any month-end	—	14,300	—
Average outstanding	—	3,755	1,165
Average interest rate for the year	—%	3.48%	6.51%

NOTE I — LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 consisted of the following:

(in thousands)	2002	2001

Advances from the FHLB	$319,407	$214,424

Total long-term debt	$319,407	$214,424

The advances from the FHLB bear interest at rates ranging from 1.22% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of $47,326,000 and nil, and loans of $458,670,000 and $497,119,000 in 2002 and 2001, respectively. FHLB advances are under credit line agreements of $416,450,000 and $412,351,000 in 2002 and 2001, respectively. Aggregate maturities of long-term advances from the FHLB as of December 31, 2002 were as follows:

(in thousands)

2003	$60,000
2004	31,200
2005	—
2006	5,000
2007	110,000
Thereafter	113,207

Total	$319,407

NOTE J — MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

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

NOTE K — OTHER NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in thousands)	2002	2001	2000

Legal and professional fees	$4,740	$4,147	$4,043
Advertising and promotion	2,716	2,997	2,436
Stationery and supplies	1,034	1,004	1,002
Provision for other real estate owned losses	500	150	243
Deposit insurance premiums	201	227	512
Other	9,443	8,902	7,541

Total other noninterest expense	$18,634	$17,427	$15,777

NOTE L — INCOME TAXES

The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in thousands)	2002	2001	2000

Current:
Federal	$7,725	$2,571	$2,506
State	—	593	550

Total current	7,725	3,164	3,056

Deferred:
Federal	(1,191)	70	2,071
State	(276)	16	455

Total deferred	(1,467)	86	2,526

Total income tax expense	$6,258	$3,250	$5,582

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 were as follows:

(in thousands)	2002	2001

Deferred tax assets:
Allowance for credit losses	$9,331	$7,741
Gain on sale of building	1,402	1,574
Deferred compensation	705	971
Capital loss carryforward	1,283	1,971
Other	452	864

Gross deferred tax assets	13,173	13,121
Less: valuation allowance	(1,193)	(1,591)

Total deferred tax assets	11,980	11,530

Deferred tax liabilities:
FHLB stock dividends	7,609	8,420
Deferred loan fees	3,372	3,645
Hawaii state franchise taxes	—	334
Unrealized gains on available-for-sale securities	4,363	721
Leasing activities	1,031	—
Other	1,724	2,354

Total deferred tax liabilities	18,099	15,474

Net deferred tax liabilities	$(6,119)	$(3,944)

The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was a decrease of $398,000 and $806,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences net of the existing valuation allowance at December 31, 2002.

Reconciliation of the federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(1.8)	(0.2)	(0.3)
Hawaii state franchise taxes, net of federal tax benefit	—	3.0	4.9
Tax exempt earnings on bank owned life insurance	(2.8)	(2.4)	(2.6)
Other, net	1.3	(0.8)	(3.8)

Effective income tax rate	31.7%	34.6%	33.2%

In 2002, the Company utilized $1.8 million of Hawaii State investment credits against its state franchise tax liability. At December 31, 2002, the Company had non-refundable state credits (unlimited carry forward) aggregating $6.0 million that become available for use at various dates through 2006.

During 1997, legislation was passed requiring the Association to recapture as taxable income $565,000 of its bad debt reserves, which represents additions to the reserve after June 30, 1988. The Association has provided deferred taxes for the amount and will recapture its bad debt reserves over six years.

NOTE M — DEFERRED GAIN
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

The Company recognized a deferred gain in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in annual gains of $447,000. As of December 31, 2002, the unamortized deferred gain was $2,756,000.

NOTE N — RISK MANAGEMENT ACTIVITIES
 Refer to Note A, “Derivative Instruments and Hedging Activities,” for the Company’s current accounting treatment of derivative financial investments.

Interest rate contracts are primarily used to convert certain deposits or to convert certain groups of customer loans to fixed or floating rates. Certain interest rate swaps specifically match the amounts and terms of particular liabilities.

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional amount. At December 31, 2002, there were six (6) interest rate swaps outstanding, of which two (2) each are classified as cash flow hedges against commercial loans, with notional principal amounts totaling $20 million. The Company paid the floating rate and received the fixed rate on the swaps hedging commercial loans. The Company paid the fixed rate and received the floating rate on the swaps hedging time deposits and short-term liabilities. The estimated fair values of the outstanding interest rate swaps were $(651,322) and $250,541 at December 31, 2002, and December 31, 2001, respectively, and are recorded as an adjustment to investments.

The following table indicates the types of swaps used, as of December 31, their aggregate notional amounts and weighted-average interest rates, and includes the matched swaps. Average variable rates are based on rates implied in the yield curve at the reporting date. Those rates may change significantly, affecting future cash flows.

(dollars in thousands)	2002	2001	2000

Interest rate swaps:
Pay-floating swaps-notional amount	$20,000	$15,000	$15,000
Average receive rate	6.40%	7.29%	7.29%
Average pay rate	4.25%	2.07%	6.67%

Pay-fixed swaps-notional amount	$35,000	$—	$—
Average receive rate	1.72%	—%	—%
Average pay rate	3.99%	—%	—%

Interest rate options at December 31, 2002, 2001 and 2000 consisted of the following:

	2002		2001		2000

	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair	Amount	Fair	Amount	Fair
(in thousands)	Value	Value	Value	Value	Value	Value

Caps	$—	$ nil	$50,000	$ nil	$50,000	$30
Options	30,000	(217)	5,000	(40)	10,000	42

Total interest rate options	$30,000	$(217)	$55,000	$(40)	$60,000	$72

Interest rate options written and purchased are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or writer of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. At December 31, 2002, 2001 and 2000, there were outstanding written option contracts with notional principal amounts of $30.0 million, $5.0 million and $10.0 million, respectively, and fair values of $(217,181), $(39,844) and $42,188, respectively.

NOTE O — CREDIT-RELATED INSTRUMENTS
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

(in thousands)	2002	2001

Loan commitments	$259,104	$269,124
Guarantees and letters of credit	6,587	3,626

Totals	$265,691	$272,750

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

NOTE P — COMMITMENTS AND CONTINGENCIES
 The Company is a defendant in various legal proceedings arising from normal business activities. While the results of these proceedings cannot be predicted with certainty, management believes, based on advice of counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company’s consolidated financial position or results of operations.

NOTE Q — EMPLOYEE BENEFIT PLANS
Employee Stock Ownership Plan. The Company has an Employee Stock Ownership Plan (the “ESOP”) for all employees of the Company who satisfy length-of-service requirements. Trust assets under the plan are invested primarily in shares of stock of the Company. Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors provided, however, contributions may not be made in amounts which cannot be allocated to any participant’s account by reason of statutory limitations. In October 2001, the ESOP borrowed $2,115,000 from the Bank to purchase 62,269 outstanding shares of the Company’s common stock from a stockholder. The shares purchased collateralize the loan from the Bank in accordance with a stock pledge agreement. The loan will be repaid principally from the Company’s contributions to the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation to participants as the loan is repaid. Shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings. ESOP compensation expense was $415,000, $276,000 and $350,000 for 2002, 2001 and 2000, respectively. At December 31, 2002, unreleased ESOP shares amounted to $1,486,000 and are shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The table below reflects ESOP activity for the periods indicated:

Year ended December 31,	2002	2001

Allocated shares, beginning of year	240,011	244,599
Shares committed to be released	11,422	8,954
Unallocated shares	48,120	59,542
Fair value of unallocated shares	$2,046,000	$1,908,000

Profit Sharing Retirement Savings Plan. The Company has an Employee Profit Sharing Retirement Savings Plan for all employees who satisfy length-of-service requirements. Eligible employees may contribute up to 100% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participant’s compensation. In addition, the Company contributes an amount equal to 3% of the compensation of eligible participants, and additional amounts determined by the Board of Directors at their discretion. Contributions to the plan for 2002, 2001 and 2000 were $388,000, $366,000 and $361,000, respectively.

Deferred Compensation. The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten to eighteen years after the employee’s death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2002, 2001 and 2000 amounted to $150,000, $118,000 and $197,000, respectively. The Company is the beneficiary of life insurance policies, with an aggregate cash surrender value of $13,229,000 at December 31, 2002, that were purchased as a method of partially financing benefits under this plan.

Supplemental Executive Retirement Plan
 In 2002, the Company adopted a non-qualified, unfunded Supplemental Executive Retirement Plan (“SERP”) for certain executive officers to supplement the benefit these executive officers will receive under the Company’s qualified retirement plans (or predecessor qualified retirement plans) . The SERP provides annual benefits ranging from 8.9% to 65.0% of the executive’s final average compensation ( as defined and adjusted under the SERP) payable over the executive’s remaining lifetime (assuming the executive attains age 65). The SERP also provides for survivor and certain other termination benefits.

The expense recorded in connection with the SERP was $300,000 for 2002. The Company is the beneficiary of life insurance policies with an aggregate cash surrender value of $7.8 million. The Company is using these policies as a method of funding benefits under this plan.

Stock Compensation Plans. On September 16, 1994, the Board of Directors adopted a Stock Compensation Plan (the “SCP”) which the shareholders approved on January 26, 1995. On April 30, 1998, the stockholders approved the increase of shares of common stock reserved under the SCP to 440,000 shares. Such shares may be granted to employees, including officers and other key employees, of the Company. The purpose of the SCP is to enhance the ability of the Company to attract, retain and reward key employees and to encourage a sense of proprietorship and to stimulate the interests of those employees in the financial success of the Company. The SCP is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The SCP provides for the award of incentive stock options, performance stock options, non-qualified stock options, stock grants and stock appreciation rights (“SARs”). Options granted under the SCP vest after 1 year of service from the date of grant (3 years for 2002 grants).

The Company adopted the Directors Stock Option Plan (“DSOP”) which the shareholders approved on April 29, 1999. Under the DSOP, each director of the Company, the Bank or Datatronix, who is not an employee, receives an annual grant of options to acquire restricted stock at a price equal to the fair market value of the Company’s common stock at the date of the grant. Under the DSOP, the stock option grants are exercisable from the date of the grant for a ten-year period.

The following table presents information on options outstanding under the SCP and DSOP described above:

	Options Outstanding			Options Exercisable

		Wtd. Avg. Remaining	Weighted Average		Weighted Average
Grant Price Range	Options Outstanding	Contractual Life	Exercise Price	Options Exercisable	Exercise Price

$20.24 - $22.06	11,935	7.32	$20.24	11,935	$20.24
$22.07 - $23.88	36,950	6.80	$23.18	36,950	$23.18
$23.89 - $25.70	64,026	7.21	$24.66	64,026	$24.66
$25.71 - $27.53	1,390	3.00	$25.85	1,390	$25.85
$27.54 - $29.35	18,966	7.21	$28.43	18,966	$28.43
$29.36 - $31.17	3,236	1.80	$30.76	3,236	$30.76
$32.99 - $34.81	18,700	9.32	$34.40	18,700	$34.40
$34.82 - $36.63	71,343	4.96	$35.46	71,343	$35.46
$36.64 - $38.45	81,610	9.43	$38.45	—	—

	308,156	7.29	$31.36	226,546	$28.80

Transactions involving stock options are summarized as follows:

	Stock Options	Weighted Average
Description	Outstanding	Exercise Price

Balance at December 31, 1999	235,284	$29.59
Granted	109,505	$22.95
Forfeited	(32,065)	$21.41

Balance at December 31, 2000	312,724	$27.29
Granted	115,555	$25.05
Forfeited	(13,794)	$27.92
Exercised	(9,075)	$21.95

Balance at December 31, 2001	405,410	$26.75
Granted	102,290	$37.67
Forfeited	(1,543)	$38.45
Exercised	(198,001)	$25.09

Balance at December 31, 2002	308,156	$31.36

Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may, in its discretion, provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any, or all, outstanding options.

NOTE R — STOCKHOLDERS’ EQUITY
Regulatory Matters. The Company is subject to various capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). The following table presents the actual and required regulatory capital amounts and ratios of the Company as of December 31, 2002 and 2001. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2002.

			For Capital Adequacy
(in thousands of dollars)	Actual		Purposes		To Be Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2002:
Tier 1 capital (to risk weighted assets):
Consolidated	$147,122	12.19%	$48,264	4.00%	$	n/a	n/a	%
Bank	140,197	11.63	48,204	4.00		72,307	6.00
Total capital (to risk weighted assets):
Consolidated	162,381	13.46	96,527	8.00		n/a	n/a
Bank	155,438	12.90	96,409	8.00		120,511	10.00
Tier 1 capital (to average assets):
Consolidated	147,122	9.03	65,138	4.00		n/a	n/a
Bank	140,197	8.59	65,261	4.00		81,576	5.00
December 31, 2001:
Tier 1 capital (to risk weighted assets):
Consolidated	$135,528	11.32%	$47,878	4.00%	$	n/a	n/a	%
Bank	131,225	10.96	47,884	4.00		71,826	6.00
Total capital (to risk weighted assets):
Consolidated	150,580	12.58	95,755	8.00		n/a	n/a
Bank	146,279	12.22	95,768	8.00		119,710	10.00
Tier 1 capital (to average assets):
Consolidated	135,528	8.31	65,211	4.00		n/a	n/a
Bank	131,225	8.01	65,566	4.00		81,957	5.00

The most recent notification from the federal regulatory agencies categorized the Company as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Company must maintain minimum Tier 1 and Total risk-based capital ratios and Tier 1 leverage ratios as set forth in the table above. To be categorized as adequately-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of

December 31, 2002, there are no conditions or events since that notification that management believes have changed the Company’s capital category.

Earnings Per Share. The table below presents the information used to compute basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Numerator:
Net income	$13,482,000	$6,150,000	$11,218,000

Denominator:
Weighted average shares outstanding	3,867,161	3,840,879	3,897,635
Effect of dilutive securities-stock options	68,135	51,094	800

Adjusted weighted average shares outstanding, assuming dilution	3,935,296	3,891,973	3,898,435

Earnings per share — basic	$3.49	$1.60	$2.88
Earnings per share — assuming dilution	$3.43	$1.58	$2.88

At December 31, 2002, there were outstanding options to purchase 308,156 shares at a range of $20.24 to $38.45. At December 31, 2001, there were outstanding options to purchase 405,410 shares at a range of $20.24 to $35.54. At December 31, 2000, there were outstanding options to purchase 312,724 shares at a range of $20.24 to $35.54. Earnings per share reflect 10% stock dividend paid in 2002 and 2001.

NOTE S — OTHER COMPREHENSIVE INCOME (LOSS)
 The schedule below presents the reclassification amount to adjust for gains and losses on securities included in net income, including the amount of income taxes allocated, and also included in other comprehensive income as unrealized gains (losses) in the year in which they arose:

		Tax (Expense)
(in thousands)	Before Tax Amount	Benefit	Net of Tax Amount

2002:
Unrealized gains on securities:
Unrealized holding gain arising during the year	$6,131	$(2,384)	$3,747
Less: reclassification adjustment for losses realized in net income	(3,164)	1,258	(1,906)

Other comprehensive income (loss)	$9,295	$(3,642)	$5,653

2001:
Unrealized gains on securities:
Unrealized holding gain arising during the year	$2,201	$(937)	$1,264
Less: reclassification adjustment for losses realized in net income	(10,811)	4,216	(6,595)

Other comprehensive income (loss)	$13,012	$(5,153)	$7,859

2000:
Unrealized losses on securities:
Unrealized holding losses arising during the year	$(360)	$140	$(220)
Less: reclassification adjustment for losses realized in net income	(421)	164	(257)

Other comprehensive income (loss)	$61	$(24)	$37

NOTE T — FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Investment securities (including mortgage/asset-backed securities): Fair values for securities are based on quoted market prices, if available. If not available, quoted market prices of comparable instruments are used except in the case of certain options and swaps that utilize pricing models and certain securities that utilize net present value calculations of discounted cash flows. For restricted investment securities, the carrying amount approximates fair value.

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

Deposits: The estimated fair values of deposits with no stated maturities, which includes demand deposits, checking accounts, passbook savings and certain types of money market accounts, is equal to the amount payable on demand. The estimated fair values of fixed maturity deposits are estimated using a discounted cash flow calculation with rates currently offered by the Company for deposits of similar remaining maturity. The carrying amount of accrued interest payable approximates its fair value.

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

The following table provides a summary of the carrying and fair values of the Company’s financial instruments at December 31, 2002 and 2001:

	2002		2001

	Carrying or		Carrying or
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value

Financial assets:
Cash and due from banks	$75,069	$75,069	$22,395	$22,395
Interest-bearing deposits in other banks	1,214	1,214	1,017	1,017
Federal funds sold	20,525	20,525	10,655	10,655
Investment securities	340,348	341,473	229,563	229,670
FHLB stock	29,886	29,886	32,406	32,406
Loans	1,133,840	1,170,660	1,223,478	1,249,694
Financial liabilities:
Deposits	1,163,227	1,167,331	1,138,435	1,140,368
Short-term borrowings	10,400	10,675	76,100	77,463
Long-term debt	319,407	335,608	214,424	219,174
Off-balance sheet financial instruments:
Derivative financial instruments:
Interest rate cap	—	—	50,000	—
Interest rate swaps	55,000	(651)	15,000	251
Interest rate options	30,000	(217)	5,000	(40)
Loan commitments	259,104	44	269,124	49
Guarantees and letters of credit	6,587	93	3,626	48

NOTE U — FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)
Condensed financial statements of CB Bancshares, Inc. (Parent company only) follows:

CONDENSED BALANCE SHEETS

(in thousands, except number of shares and per share data)	December 31,

	2002	2001

ASSETS
Cash on deposit with the Bank	$5,721	$4,308
Investment in subsidiaries:
Bank	144,084	129,459
Other	1,668	887
Premises and equipment	123	139
Other assets	2,084	992

TOTAL ASSETS	$153,680	$135,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Employee stock ownership plan note payable	$1,694	$1,774
Other liabilities	977	249

Total liabilities	2,671	2,023

Stockholders’ equity:
Preferred stock $1 par value-
Authorized and unissued 25,000,000 shares	—	—
Common stock $1 par value-
Authorized 50,000,000 shares; issued and outstanding, 3,897,975 in 2002 and 3,506,082 in 2001	3,898	3,506
Additional paid-in capital	78,311	65,427
Retained earnings	63,679	65,714
Unreleased shares to employee stock ownership plan	(1,486)	(1,839)
Accumulated other comprehensive income, net of tax	6,607	954

Total stockholders’ equity	151,009	133,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,680	$135,785

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,

(in thousands)	2002	2001	2000

Income:
Dividends from subsidiaries:
Bank	$5,780	$6,270	$4,000
Association	—	—	1,400
Citibank Properties	1	—	8
Other interest income	3	8	10
Other income	4	25	9

Total income	5,788	6,303	5,427
Total expenses	2,158	2,145	2,353

Operating profit	3,630	4,158	3,074

Equity in undistributed income of subsidiaries:
Bank	8,972	1,007	6,688
Association	—	—	561
Other	131	236	50

	9,103	1,243	7,299

Income (loss) before income taxes	12,733	5,401	10,373
Income tax benefit	749	749	845

NET INCOME	$13,482	$6,150	$11,218

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income	$13,482	$6,150	$11,218
Adjustments to reconcile net income to net cash provided by operating activities:
Excess of equity in earnings of subsidiaries over dividends received	(9,103)	(1,243)	(7,299)
Other	187	1,084	(1,430)

Net cash provided by operating activities	4,566	5,991	2,489

Cash flows from investing activities:
Purchase of investments	(1,185)	(435)	—

Net cash used by investing activities	(1,185)	(435)	—

Cash flows from financing activities:
Cash-in-lieu payments on stock dividend	(58)	(54)	—
Cash dividends	(1,649)	(1,441)	(1,093)
Stock repurchase	(5,666)	(274)	(1,691)
Stock options exercised	5,132	199	—
Unreleased ESOP shares	353	—	—
ESOP loan repayment	(80)	—	—

Net cash used in financing activities	(1,968)	(1,570)	(2,784)

Increase (decrease) in cash	1,413	3,986	(295)
Cash at beginning of year	4,308	322	617

Cash at end of year	$5,721	$4,308	$322

NOTE V — SEGMENT INFORMATION
 The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements as described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

2002:
Net interest income	$42,189	$29,547	$4,999	$(82)	$76,653
Intersegment net interest income (expense)	596	(2,655)	2,059	—	—
Provision for credit losses	2,972	14,138	—	—	17,110
Net other operating expense	(8,799)	(11,864)	(4,144)	(14,996)	(39,803)
Administrative and overhead expense allocation	(6,964)	(5,184)	(788)	12,936	—
Income tax expense (benefit)	7,629	(1,362)	674	(683)	6,258
Net income (loss)	16,421	(2,932)	1,452	(1,459)	13,482
Total assets	699,247	450,345	470,029	54,737	1,674,358

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

2001:
Net interest income	$38,148	$31,143	$1,533	$(18)	$70,806
Intersegment net interest income (expense)	1,111	(7,628)	6,517	—	—
Provision for credit losses	2,470	11,158	—	—	13,628
Net other operating expense	(9,175)	(9,646)	(12,859)	(16,098)	(47,778)
Administrative and overhead expense allocation	(7,959)	(5,099)	(936)	13,994	—
Income tax expense (benefit)	6,605	(802)	(1,931)	(622)	3,250
Net income (loss)	13,050	(1,586)	(3,814)	(1,500)	6,150
Total assets	785,310	457,465	312,514	30,751	1,586,040

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

2000:
Net interest income	$29,045	$32,548	$(587)	$(12)	$60,994
Intersegment net interest income (expense)	1,638	(7,371)	5,733	—	—
Provision for credit losses	1,736	5,803	—	—	7,539
Net other operating expense	(9,227)	(7,980)	(2,021)	(17,427)	(36,655)
Administrative and overhead expense allocation	(8,131)	(5,651)	(1,308)	15,090	—
Income tax expense (benefit)	3,890	1,928	609	(845)	5,582
Net income (loss)	7,699	3,815	1,208	(1,504)	11,218
Total assets	848,380	453,716	392,090	27,416	1,721,602

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

The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

Independent Auditor’s Report

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Income — For years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) — For years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows — For years ended December 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

(b)	EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into this Report:

Exhibit No.	Description

3.1	Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

3.2	By-laws of CB Bancshares, Inc., incorporated by reference to Exhibits 3.2 and 3.3 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

4.0	No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4.1	Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).

4.2	Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).

4.3	Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

4.4	Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

4.5	Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No.3, filed on March 25, 1999.

10.1	Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant’s Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on December 9, 1995. *

10.2	Form of Stock Option Agreement incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 1, 1996. *

10.4	Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

10.5	Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan Association, Limited, is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 15, 2001.

10.6	Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home Loan Bank of Seattle is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 15, 2001.

10.7	Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant’s Registration Statement on Form S-8, Registration No. 333-81279, filed on June 22, 1999. *

10.8	Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant’s Form10-K filed on March 15, 2000. *

10.9	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and Island Insurance Co., Ltd, is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2001.

10.10	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Health and Welfare Fund is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 15, 2001.

10.11	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Pension Fund is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 15, 2001.

10.12	Supplemental Executive Retirement Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.13	Supplemental Executive Retirement Agreement for Richard C. Lim is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.14	Supplemental Executive Retirement Agreement for Dean K. Hirata is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.15	Supplemental Executive Retirement Agreement for Warren K. Kunimoto is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 13, 2002.

Exhibit No.	Description

10.16	Supplemental Executive Retirement Agreement for Jasen H. Takei is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.17	CB Bancshares, Inc. Executive Compensation Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q filed on November 12, 2002.

16	Letter re: change in certifying accountant, incorporated by reference to Exhibit 16 to Registrant’s Form 10-K filed on March 15, 2000.

18	Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant’s Form 10-K filed on March 15, 2000.

21	Subsidiaries of the Registrant.

23	Consent of experts and counsel.

99.1	Certification of Ronald K. Migita

99.2	Certification of Dean K. Hirata

*     Management contract or compensatory plan or arrangement.

All other schedules are omitted because they are not applicable, not material, or because the information is included in the financial statement or the notes thereto.

(c)	REPORTS ON FORM 8-K

The Company has filed no reports on Form 8-K for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the Requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2003	CB BANCSHARES, INC.

/s/ Ronald K. Migita

Ronald K. Migita, President and Chief Executive Officer

/s/ Dean K. Hirata

Dean K. Hirata, Senior Vice President and Chief Financial Officer / Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 12, 2003

/s/ Donald J. Andres Donald J. Andres, Director	/s/ Tomio Fuchu Tomio Fuchu, Vice Chairman and Director

/s/ Duane K. Kurisu Duane K. Kurisu, Director	/s/ Colbert M. Matsumoto Colbert M. Matsumoto, Director

/s/ Ronald K. Migita Ronald K. Migita, President, Chief Executive Officer and Director	/s/ Calvin K. Y. Say Calvin K. Y. Say, Director

/s/ Mike K. Sayama Mike K. Sayama, Director	/s/ Lionel Y. Tokioka Lionel Y. Tokioka, Chairman of the Board and Director

/s/ Maurice H. Yamasato Maurice H. Yamasato, Director	/s/ Dwight L. Yoshimura Dwight L. Yoshimura, Director

CERTIFICATIONS

I, RONALD K. MIGITA, certify that:

     1.     I have reviewed this annual report on Form 10-K of CB Bancshares, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ RONALD K. MIGITA

Ronald K. Migita President and Chief Executive Officer

CERTIFICATIONS

I, DEAN K. HIRATA, certify that:

     1.     I have reviewed this annual report on Form 10-K of CB Bancshares, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ DEAN K. HIRATA

Dean K. Hirata Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

3.2	By-laws of CB Bancshares, Inc., incorporated by reference to Exhibits 3.2 and 3.3 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

4.0	No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4.1	Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).

4.2	Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).

4.3	Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

4.4	Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

4.5	Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No.3, filed on March 25, 1999.

10.1	Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant’s Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on December 9, 1995. *

10.2	Form of Stock Option Agreement incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 1, 1996. *

10.4	Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

10.5	Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan Association, Limited, is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 15, 2001.

10.6	Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home Loan Bank of Seattle is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 15, 2001.

10.7	Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant’s Registration Statement on Form S-8, Registration No. 333-81279, filed on June 22, 1999. *

10.8	Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant’s Form10-K filed on March 15, 2000. *

10.9	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and Island Insurance Co., Ltd, is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2001.

10.10	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Health and Welfare Fund is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 15, 2001.

10.11	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Pension Fund is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 15, 2001.

10.12	Supplemental Executive Retirement Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.13	Supplemental Executive Retirement Agreement for Richard C. Lim is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.14	Supplemental Executive Retirement Agreement for Dean K. Hirata is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.15	Supplemental Executive Retirement Agreement for Warren K. Kunimoto is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 13, 2002.

Exhibit	Description

10.16	Supplemental Executive Retirement Agreement for Jasen H. Takei is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.17	CB Bancshares, Inc. Executive Compensation Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q filed on November 12, 2002.

16	Letter re: change in certifying accountant, incorporated by reference to Exhibit 16 to Registrant’s Form 10-K filed on March 15, 2000.

18	Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant’s Form 10-K filed on March 15, 2000.

21	Subsidiaries of the Registrant.

23	Consent of experts and counsel.

99.1	Certification of Ronald K. Migita

99.2	Certification of Dean K. Hirata

*     Management contract or compensatory plan or arrangement.