Form 10-Q
period 2003-03-31
CB BANCSHARES INC/HI
filed 2003-05-09
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2003 was:

Class	Outstanding

Common Stock, $1.00 Par Value	3,919,388 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	March 31,	December 31,	March 31,
(in thousands)	2003	2002	2002

Assets
Cash and due from banks	$34,410	$75,069	$25,585
Interest-bearing deposits in other banks	19,428	1,214	1,028
Federal funds sold	—	20,525	—
Investment and mortgage-backed securities:
Held-to-maturity	174,120	112,013	48,781
Available-for-sale	202,610	228,335	212,481
FHLB Stock	30,382	29,886	32,885
Loans held for sale	111,002	98,568	33,556
Net loans	1,012,925	1,035,272	1,122,082
Premises and equipment	16,373	16,596	17,133
Other real estate owned	771	2,193	3,898
Accrued interest receivable and other assets	54,738	54,687	44,271

Total assets	$1,656,759	$1,674,358	$1,541,700

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$172,076	$212,140	$151,061
Interest-bearing	974,018	951,087	957,779

Total deposits	1,146,094	1,163,227	1,108,840

Short-term borrowings	6,400	10,400	40,300
Accrued expenses and other liabilities	27,617	27,595	19,483
Long-term debt	319,402	319,407	234,420
Minority interest in consolidated subsidiary	2,720	2,720	2,720

Total liabilities	1,502,233	1,523,349	1,405,763

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	3,917	3,898	3,489
Additional paid-in capital	78,834	78,311	64,871
Retained earnings	67,221	63,679	68,866
Unreleased shares to employee stock ownership plan	(1,448)	(1,486)	(1,799)
Accumulated other comprehensive income, net of tax	6,002	6,607	510

Total stockholders’ equity	154,526	151,009	135,937

Total liabilities and stockholders’ equity	$1,656,759	$1,674,358	$1,541,700

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Three months ended
	March 31,

(in thousands, except per share data)	2003	2002

Interest income:
Interest and fees on loans	$20,684	$23,865
Interest and dividends on investment and mortgage-backed securities:
Taxable interest income	3,185	2,882
Nontaxable interest income	390	388
Dividends	496	480
Other interest income	178	19

Total interest income	24,933	27,634

Interest expense:
Deposits	3,483	5,119
FHLB advances and other short-term borrowings	43	311
Long-term debt	3,105	2,765

Total interest expense	6,631	8,195

Net interest income	18,302	19,439
Provision for credit losses	4,330	4,868

Net interest income after provision for credit losses	13,972	14,571

Noninterest income:
Service charges on deposit accounts	1,111	1,028
Other service charges and fees	1,693	1,556
Net realized gains (losses) on sales of securities	252	(36)
Net gains on sales of loans	882	511
Other	1,573	900

Total noninterest income	5,511	3,959

Noninterest expense:
Salaries and employee benefits	7,174	6,569
Net occupancy expense	1,629	1,572
Equipment expense	609	795
Other	4,230	4,412

Total noninterest expense	13,642	13,348

Income before income taxes	5,841	5,182
Income tax expense	1,869	1,646

Net income	$3,972	$3,536

Per share data:
Basic	$1.03	$0.93
Diluted	$1.01	$0.91

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Three months ended March 31,

(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$3,972	$3,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,330	4,868
Net gain on sale of loans, investment and mortgage-backed securities	(1,134)	(475)
Depreciation and amortization	1,090	933
Increase in accrued interest receivable	(306)	(14)
Increase (decrease) in accrued interest payable	189	(72)
Loans originated for sale	(107,784)	(46,721)
Sale of loans held for sale	42,167	63,315
Decrease (increase) in other assets	255	(38)
Increase (decrease) in income taxes payable	(232)	1,600
Increase (decrease) in other liabilities	464	(2,360)
Other	(181)	856

Net cash provided by (used in) operating activities	(57,170)	25,428

Cash flows from investing activities:
Net increase in deposits in other banks	(18,214)	(11)
Net decrease in federal funds sold	20,525	10,655
Purchase of held-to-maturity investment securities	(94,549)	(22,856)
Proceeds from maturities of held-to-maturity investment securities	32,194	—
Purchase of available-for-sale securities	(11)	(42,100)
Proceeds from sales of available-for-sale securities	59,902	22,964
Proceeds from maturities of available-for-sale securities	18,863	9,370
Increase in FHLB Stock	(496)	(479)
Net decrease in loans	17,746	45,300
Capital expenditures	(439)	(274)
Proceeds from sales of foreclosed assets	1,978	1,509

Net cash provided by investing activities	37,499	24,078

Cash flows from financing activities:
Net decrease in deposits	(17,133)	(29,595)
Net decrease in short-term borrowings	(4,000)	(35,800)
Proceeds from long-term debt	—	20,000
Principal payments on long-term debt	(5)	(4)
Cash dividends paid	(430)	(384)
Options exercised	537	103
Stock repurchase	(12)	(676)
Unreleased ESOP shares	55	40

Net cash used in financing activities	(20,988)	(46,316)

Increase (decrease) in cash and due from banks	(40,659)	3,190
Cash and due from banks at beginning of period	75,069	22,395

Cash and due from banks at end of period	$34,410	$25,585

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$6,441	$8,267
Income taxes paid	—	—
Securitization of mortgage loans into mortgage-backed securities classified as available-for-sale	$54,065	$—

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Unreleased
				Shares to	Accumulated
				Employee	Other
				Stock	Compre-
		Additional	Retained	Ownership	hensive
(in thousands, except per share data)	Common Stock	Paid-In Capital	Earnings	Plan	Income	Total

Three months ended March 31, 2003:
Balance at January 1, 2003	$3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009
Comprehensive income:
Net income	—	—	3,972	—	—	3,972
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	(605)	(605)

Total comprehensive income	—	—	3,972	—	(605)	3,367

Cash dividends ($0.11 per share)	—	—	(430)	—	—	(430)
Options exercised	19	518	—	—	—	537
Repurchased, cancelled and retired shares	—	(12)	—	—	—	(12)
ESOP shares	—	17	—	38	—	55

Balance at March 31, 2003	$3,917	$78,834	$67,221	$(1,448)	$6,002	$154,526

Three months ended March 31, 2002:
Balance at January 1, 2002	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income:
Net income	—	—	3,536	—	—	3,536
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	(444)	(444)

Total comprehensive income	—	—	3,536	—	(444)	3,092

Cash dividends ($0.11 per share)	—	—	(384)	—	—	(384)
Options exercised	4	99	—	—	—	103
Repurchased, cancelled and retired shares	(21)	(655)	—	—	—	(676)
ESOP shares	—	—	—	40	—	40

Balance at March 31, 2002	$3,489	$64,871	$68,866	$(1,799)	$510	$135,937

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A – Summary of Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Results of operations for interim periods are not necessarily indicative of results for the full year.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2002 have been reclassified to conform with the 2003 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NEW ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards (“SFAS”) No. 143. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 146. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company’s financial statements.

SFAS No. 148. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 was issued. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As allowed by SFAS No. 123 (as amended by SFAS No. 148), the Company has elected to continue to apply the intrinsic value-based method of accounting. The following table illustrates the effect on net income and earnings per share if the company had previously completed the transition and had fully applied these new accounting standards.

	Three months ended
	March 31,

(in thousands, except per share data)	2003	2002

Net income:
As reported	$3,972	$3,536
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(151)

Proforma	$3,927	$3,385
Earnings per share:
Basic — as report	$1.03	$0.93
Basic — pro forma	$1.02	$0.89

Diluted — as reported	$1.01	$0.91
Diluted — pro forma	$1.00	$0.87

The fair value of each option grant is estimated on the grant date using the Black Scholes options-pricing model. The weighted average fair value of options granted during 2002 and 2001, which would impact the net income as reported for the year ended March 31, 2002 and 2001, was $8.77 and $9.82, respectively. For grants in 2002 and 2001, the following weighted average assumptions were used; expected dividend of 1.03% and 1.25%, expected volatility of 19.00% and 23.00%, risk-free interest rate of 5.55% and 4.55% and expected life of 5.0 years and 6.0 years.

FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. At March 31, 2003, the Company had no significant variable interests in a variable interest entity requiring consolidation or disclosure in accordance with the Interpretation.

NOTE B – Loans

The loan portfolio consisted of the following at the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2003	2002	2002

Commercial and financial	$239,874	$225,971	$218,665
Real estate:
Construction	47,898	52,538	57,161
Commercial	210,743	210,512	183,225
Residential	413,282	444,246	549,964
Installment and consumer	138,678	135,415	139,438

Gross loans	1,050,475	1,068,682	1,148,453
Less:
Unearned discount	1,541	1,683	238
Net deferred loan fees	4,799	4,604	4,016
Allowance for credit losses	31,210	27,123	22,117

Loans, net	$1,012,925	$1,035,272	$1,122,082

NOTE C – Segment Information

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Three months ended March 31, 2003
Net interest income (loss)	$9,563	$7,655	$1,101	$(17)	$18,302
Intersegment net interest income (expense)	114	(496)	382	—	—
Provision for credit losses	440	3,890	—	—	4,330
Other operating expense	(898)	(2,748)	(446)	(4,039)	(8,131)
Administrative and overhead expense allocation	(1,755)	(1,361)	(191)	3,307	—
Income tax expense (benefit)	2,133	(272)	274	(266)	1,869
Net income (loss)	4,451	(568)	572	(483)	3,972
Total assets	682,409	456,487	464,695	53,168	1,656,759

Three months ended March 31, 2002
Net interest income (loss)	$11,328	$7,451	$693	$(33)	$19,439
Intersegment net interest income (expense)	123	(1,478)	1,355	—	—
Provision for credit losses	815	4,053	—	—	4,868
Other operating expense	(2,184)	(2,595)	(587)	(4,023)	(9,389)
Administrative and overhead expense allocation	(1,916)	(1,292)	(215)	3,423	—
Income tax expense (benefit)	2,039	(614)	389	(168)	1,646
Net income (loss)	4,497	(1,353)	857	(465)	3,536
Total assets	734,331	440,022	323,230	44,117	1,541,700

NOTE D – Earnings Per Share Calculation

	Three months ended March 31,

	2003			2002

		Shares	Per		Shares	Per
	Income	(Denom-	Share	Income	(Denom-	Share
	(Numerator)	inator)	Amount	(Numerator)	inator)	Amount

(in thousands, except number of shares and per share data)
Basic:
Net income	$3,972	3,861,549	$1.03	$3,536	3,806,458	$0.93
Effect of dilutive securities -
Stock incentive plan options	—	74,371	—	—	68,326	—
Diluted:
Net income and assumed conversions	$3,972	3,935,920	$1.01	$3,536	3,874,784	$0.91

2002 per share calculations have been restated to reflect the impact of the 10% stock dividend issued in June 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its investments, loans and allowance for loan losses, intangible assets, income taxes, contingencies, and litigation. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies used in the preparation of its consolidated financial statements require significant judgments and estimates.

Allowance for Credit Losses. The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing economic conditions that may impact borrowers’ ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

Impairment of Investments. The realization of the Company’s investment in certain mortgage/asset-backed securities and collateralized loan and bond obligations is dependent on the credit quality of the underlying borrowers and yields demanded by the marketplace. Increases in market interest rates and deteriorating credit quality of the underlying borrowers because of adverse conditions may result in additional losses. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Since the collateralized loan and bond obligations do not have a liquid trading market, management’s estimate of value is based upon estimates of future returns that may or may not actually be realized. Accordingly, under different assumptions, the value could be adversely affected. As of March 31, 2003, approximately $34.3 million of these investments were carried on the books of the Company with a market value of $38.0 million.

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

NET INCOME

Consolidated net income for the quarter ended March 31, 2003, totaled $4.0 million, an increase of $436,000, or 12.3%, over the same period in 2002. Diluted earnings per share for the first quarter of 2003 was $1.01 as compared to $0.91 for the same period in 2002, an increase of $0.10, or 11.0%.

The Company’s annualized return on average total assets for the quarter ended March 31, 2003 was 0.97% as compared to 0.92% for the same period last year. The Company’s annualized return on average stockholders’ equity was 10.54% for the quarter ended March 31, 2003, as compared to 10.63% for the same period in 2002.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $18.5 million for the quarter ended March 31, 2003, a decrease of $1.1 million, or 5.8%, over the same period in 2002. The decrease was primarily due to a reduction in the net interest margin. For the quarter ended March 31, 2003, the Company’s net interest margin was 4.76%, a decline of 62 basis points (1% equals 100 basis points) from the same period in 2002. The decline in net interest margin reflects the lower interest rate environment in which the average yield on interest-earning assets declined by 116 basis points, partially offset by a 60 basis point reduction in the average rate paid on interest-bearing liabilities.

A comparison of net interest income for the three months ended March 31, 2003 and 2002 is set forth below on a taxable equivalent basis:

	Three Months Ended March 31,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$10,147	$46	1.84%	$1,038	$7	2.73%
Federal funds sold and securities purchased under agreement to resell	42,542	132	1.25	2,729	12	1.78
Taxable investment and mortgage-backed securities	340,169	3,681	4.39	238,823	3,362	5.71
Nontaxable investment securities	30,890	600	7.88	30,954	597	7.82
Loans[1]	1,152,321	20,684	7.28	1,206,934	23,865	8.02

Total earning assets	1,576,069	25,143	6.47	1,480,478	27,843	7.63

Nonearning assets:
Cash and due from banks	42,555			31,041
Premises and equipment	16,588			17,472
Other assets	51,677			51,449
Less allowance for credit losses	(29,300)			(20,887)

Total assets	$1,657,589			$1,559,553

Interest-bearing liabilities:
Savings deposits	$524,031	$930	0.72%	$457,202	$1,624	1.44%
Time deposits	453,044	2,553	2.29	525,913	3,495	2.70
Short-term borrowings	9,668	43	1.80	36,447	311	3.46
Long-term debt	322,004	3,105	3.91	234,688	2,765	4.78

Total interest-bearing deposits and liabilities	1,308,747	6,631	2.05	1,254,250	8,195	2.65

Noninterest-bearing liabilities:
Demand deposits	171,569			145,593
Other liabilities	24,505			24,860

Total liabilities	1,504,821			1,424,703
Stockholders’ equity	152,768			134,850

Total liabilities and stockholders’ equity	$1,657,589			$1,559,553

Net interest income and margin on total earning assets		18,512	4.76%		19,648	5.38%

Taxable equivalent adjustment		(210)			(209)

Net interest income		$18,302			$19,439

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 2003, December 31, 2002 and March 31, 2002 follows:

	March 31,	December 31,	March 31,
(dollars in thousands)	2003	2002	2002

Nonperforming assets:
Nonperforming loans:
Commercial	$4,489	$5,190	$5,341
Real estate:
Commercial	3,906	4,152	3,719
Residential	3,105	3,219	6,121

Total real estate loans	7,011	7,371	9,840
Consumer	159	169	150

Total nonperforming loans	11,659	12,730	15,331

Other real estate owned	771	2,193	3,898

Total nonperforming assets	$12,430	$14,923	$19,229

Past due loans:
Commercial	$14	$—	$1,467
Real estate	—	72	2,440
Consumer	627	860	2,393

Total past due loans(1)	$641	$932	$6,300

Restructured:
Commercial	$—	$—	$2,214
Real estate - residential	3,552	2,919	8,188

Total restructured loans(2)	$3,552	$2,919	$10,402

Nonperforming assets to total loans and other real estate owned (end of period):
Excluding 90 days past due accruing loans	1.08%	1.28%	1.63%
Including 90 days past due accruing loans	1.13%	1.36%	2.16%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	0.75%	0.89%	1.25%
Including 90 days past due accruing loans	0.79%	0.95%	1.66%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at March 31, 2003 totaled $11.7 million, a decrease of $3.7 million, or 24.0%, over March 31, 2002. Other real estate owned was $771,000 at March 31, 2003, a decrease of $3.1 million, or 80.2%, from March 31, 2002. The decrease in nonperforming loans and other real estate owned reflects the improvement in sales activities and market values in the Hawaii real estate market.

Restructured loans were $3.6 million at March 31, 2003, a decrease of $6.9 million, or 65.9%, from March 31, 2002. The decrease was primarily due to the refinance of certain commercial loans and the pay-off of certain residential loans.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,

(dollars in thousands)	2003		2002

Loans outstanding (end of period)	$1,155,137		$1,177,755

Average loans outstanding	$1,152,321		$1,206,934

Balance at beginning of period	$27,123		$19,464

Loans charged-off:
Commercial	695		2,100
Real estate
Commercial	214		—
Residential	163		207
Consumer	1,375		516

Total loans charged-off	2,447		2,823

Recoveries on loans charged-off:
Commercial	1,242		61
Real estate:
Commercial	252		350
Residential	91		19
Consumer	619		178

Total recoveries on loans previously charged-off	2,204		608

Net charge-offs	(243)		(2,215)

Provision charged to expense	4,330		4,868

Balance at end of period	$31,210		$22,117

Net loans charged-off to average loans	0.09%	(1)	0.74	%(1)
Net loans charged-off to allowance for credit losses	3.16%	(1)	40.62	%(1)
Allowance for credit losses to total loans (end of period)	2.70%		1.88%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	2.68x		1.44x
Including 90 days past due accruing loans	2.54x		1.02x

(1)	Annualized.

The provision for credit losses was $4.3 million for the quarter ended March 31, 2003, a decrease of $538,000, or 11.1%, over the same period last year. The provision for credit losses in the first quarter of 2003 was largely due to the aftershocks to the local economy and negative impact on the Company's loan customers stemming from the global instability (i.e., the war in Iraq, turmoil in North Korea and the outbreak of SARS).

The Allowance at March 31, 2003 was $31.2 million and represented 2.70% of total loans. The corresponding ratios at December 31, 2002 and March 31, 2002 were 2.34% and 1.88%, respectively.

Net charge-offs were $243,000 for the quarter ended March 31, 2003, a decrease of $2.0 million, or 89.0%, over the same period in 2002. The decrease was primarily due to a reduction in commercial loan charge-offs.

The Allowance increased to 2.68 times nonperforming loans (excluding 90 days past due accruing loans) at March 31, 2003 from 1.44 times at March 31, 2002 as a result of the increase in the Allowance and decrease in nonperforming loans.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 2003. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $5.5 million for the quarter ended March 31, 2003, an increase of $1.6 million, or 39.2%, over the same period in 2002.

Service charges on deposit accounts increased $83,000, or 8.07%, for the quarter ended March 31, 2003 over the same period in 2002. These increases resulted from an increase in deposit accounts.

Other service charges and fees increased $137,000, or 8.8%, for the quarter ended March 31, 2003 over the same period in 2002. These increases were primarily due to higher ATM and debit card income recorded during the quarter ended March 31, 2003.

Net realized gains on sales of securities was $252,000 for the quarter ended March 31, 2003 compared to net realized losses of $36,000 in the same period in 2002.

Net gains on sales of loans increased $371,000, or 72.6%, for the quarter ended March 31, 2003 from the same period in 2002.

Other income increased $673,000, or 74.8%, for the quarter ended March 31, 2003 over the same period in 2002. The increase in other income was partially due to higher income from the Company’s wholly owned subsidiary, Datatronix. The income from Datatronix was $427,000 in the first quarter of 2003 as compared to $107,000 in the same period of 2002. Datatronix offers item processing services and recently opened its California office during the fourth quarter of 2002. The remaining increase resulted from higher earnings from Bank Owned Life Insurance and higher gains on sales of other real estate owned. These two items attributed to an increase of $314,000 in other noninterest income.

NONINTEREST EXPENSE

Noninterest expense totaled $13.6 million for the quarter ended March 31, 2003, an increase of $294,000, or 2.2%, from the same period in 2002. The efficiency ratio (exclusive of amortization of purchase accounting premiums on loan and servicing portfolios) was 56.98% for the quarter ended March 31, 2003 as compared to 56.53% for the same period in 2002.

Salaries and employee benefits increased $605,000, or 9.2%, for the quarter ended March 31, 2003 from the same period in 2002. The increases were primarily due to higher incentive-based compensation paid to commercial loan personnel.

INCOME TAXES

The Company’s effective income tax rate (exclusive of the tax equivalent adjustment) for the quarter ended March 31, 2003 was 32.0% as compared to 31.8% for the same period in 2002 and is below the statutory rates primarily due to the utilization of state investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company’s operating activities used $57.2 million in the quarter ended March 31, 2003, compared to providing $25.4 million in the same period during 2002. The primary use of cash flow from operations was funding loans originated for sale, which totaled $107.8 million and $46.7 million in quarter ended March 31, 2003 and 2002, respectively. This was offset by the sale of $42.2 million of loans held for sale in quarter ended March 31, 2003, as compared to $63.3 million during the same period in 2002.

The Company’s most liquid assets are cash, interest-bearing deposits, Federal funds sold, investment securities available for sale and loans held for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2003, cash, interest-bearing deposits, Federal funds sold and available for sale investment and mortgage/asset-backed securities totaled $367.5 million, an increase of 34.8% from $272.7 million at March 31, 2002.

Investing activities provided cash flow of $37.5 million in the quarter ended March 31, 2003, compared to $24.1 million during the same period in 2002. The primary sources of cash for investing activities in the quarter ended March 31, 2003 were proceeds from sales and maturities of available-for-sale securities of $78.8 million and net loan payoffs of $17.7 million, which compares to $32.4 million and $45.3 million, respectively, during the same period in 2002.

Financing activities used cash of $21.0 million in the quarter ended March 31, 2003, compared to using $46.3 million during the same period in 2002. The primary uses of cash flows from financing activities during the quarter ended March 31, 2003 were the net decrease in deposits of $17.1 million and repayments of short-term borrowings of $4.0 million, which compares to $29.6 million and $35.8 million, respectively, during the same period in 2002.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at March 31, 2003 and 2002) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2003

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$151,244	12.60%	$48,015	4.00%	N/A
Bank	142,848	11.91	47,959	4.00	$71,939	6.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$166,478	13.87%	$96,030	8.00%	N/A
Bank	158,063	13.18	95,918	8.00	$119,898	10.00%
Tier 1 Capital to Average Assets:
Consolidated	$151,244	9.12%	$66,304	4.00%	N/A
Bank	142,848	8.58	66,578	4.00	$83,222	5.00%

As of March 31, 2002

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$138,147	11.67%	$47,334	4.00%	N/A
Bank	133,912	11.31	47,342	4.00	$71,013	6.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$153,064	12.93%	$94,669	8.00%	N/A
Bank	148,832	12.57	94,684	8.00	$118,356	10.00%
Tier 1 Capital to Average Assets:
Consolidated	$138,147	8.85%	$62,453	4.00%	N/A
Bank	133,912	8.59	62,327	4.00	$77,908	5.00%

Unsolicited Merger Proposal

On April 16, 2003, Central Pacific Financial Corp., a Hawaii corporation (“CPF”), delivered an unsolicited proposal to merge with the Company. CPF’s proposal included the exchange of each share of Company common stock outstanding for $21 in cash and 1.8956 shares of CPF common stock.

On April 17, 2003, the Company announced that it had received the proposal from CPF, and on April 23, 2003 it advised CPF that the Company’s Board would address the merger proposal promptly and in an orderly manner and would respond in a timely fashion. On April 23, the Company also issued a press release announcing that it had engaged a financial advisor and legal counsel to assist its Board of Directors and management team in evaluating CPF’s merger proposal.

On April 28, 2003, CPF filed a registration statement with the Securities and Exchange Commission in which it described its intent to commence an exchange offer for all outstanding shares of Company common stock. On the same day, CPF filed applications with federal and state regulators in furtherance of its proposed exchange offer. Also on April 28, 2003, CPF delivered to the Company a letter requesting a special meeting of shareholders of the Company to vote on whether to approve CPF’s acquisition of shares of Company common stock pursuant to the proposed exchange offer under the Hawaii Control Share Acquisitions Act.

On April 29, 2003, the Company announced that at its Board of Directors meeting held on April 23, 2003, the Board declared a 10% stock dividend and a cash dividend of $0.12 per common share for the second quarter of 2003, payable on June 27, 2003 to stockholders of record on June 16, 2003. Similar 10% stock dividends were declared in the second quarters of 2001 and 2002.

On May 1, 2003, CPF announced that, in light of the 10% stock dividend announced by the Company on April 29, it was amending its offer so that the per share amount of cash to be paid and of shares of CPF common stock to be issued pursuant to the proposed offer to exchange was adjusted from $21.00 to $19.09 in cash and from 1.8956 to 1.7233 shares of CPF common stock.

On May 2, 2003, CPF amended and supplemented its prior application submitted to the Division of Financial Institutions of the Department of Commerce & Consumer Affairs of Hawaii to include a request that the Commissioner of the Division approve CPF making a tender/exchange offer, pursuant to Section 412:3-612(a)(2) of the Hawaii Revised Statutes. CPF cannot commence its proposed offer to exchange until such application is approved.

On May 4, 2003, the Board of Directors of the Company met with senior management and the Company’s independent financial and legal advisors to consider and discuss CPF’s merger proposal and the Company’s response. After careful consideration, the Board concluded that the CPF proposal was inadequate and not in the best interests of the Company. The Board of Directors of the Company authorized the issuance of a press release and delivery of a letter to CPF communicating its determination. Accordingly, on May 4, 2003, the Company issued a press release announcing the Board’s unanimous rejection of CPF’s proposal.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 2002 Form 10-K. No significant changes have occurred during the three months ended March 31, 2003.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 28, 2003, Barbara Clarridge (the “Plaintiff”) filed a complaint against the Company and each of the members of the Company’s Board of Directors in the Circuit Court of the First Circuit, State of Hawaii. The case is denominated as a class action on behalf of all Company shareholders although no proceedings have taken place regarding possible class certification. Plaintiff alleges, among other things, that Central Pacific Financial Corp.’s (“CPF”) proposed exchange offer is futile without approval of the Company’s directors because of the Company’s Rights Plan, and that the defendants have refused to seriously consider the CPF offer. The complaint seeks a judgment (1) directing the defendants to give due consideration to any proposed business combination; (2) directing the defendants to assure that no conflicts of interest exist between the directors and their duties to the corporation; (3) awarding the plaintiff the costs and attorneys’ fees; and (4) granting such other relief as the court deems proper. The Company believes the claims are without merits and intends to defend against them vigorously.

On May 8, 2003, the Plaintiff filed a motion for preliminary injunction asking the court to: (1) enjoin indefinitely, until further order of the court, the special shareholders’ meeting scheduled for May 28, 2003; (2) enjoin enforcement of the Bylaw amendment adopted May 4, 2003 regarding adjournment of shareholders meetings; and (3) enjoin any further amendment to the Company Bylaws prior to the special shareholders’ meeting. The Company believes the motion lacks merit and intends to defend against it vigorously.

Item 2. Changes in Securities and Use of Proceeds.

On April 23, 2003 and May 4, 2003, the Board of Directors of the Company adopted a number of amendments to the Bylaws of the Company that affect the holders of the shares of Common Stock. These amendments were previously filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2003 (the “May 8-K”).

Among other things, the amendments modify the procedures applicable to an adjournment of a stockholders meeting. In particular:

•	If a quorum is not present at a stockholders meeting, such meeting may be adjourned without notice other than the announcement at the meeting. Such adjournment may be to such date as shall be determined by vote of the holders of a majority of the shares of stock present and entitled to vote, and to such time and place as shall be determined by the Chairman.

•	If a quorum is present at a stockholders meeting, only the Chairman of the meeting may adjourn the meeting, without notice other than the announcement at the meeting. Such adjournment may be to such time and to such place as shall be determined by the Chairman.

Furthermore, no meeting of stockholders may be adjourned to a date that is later than the date, if any, specifically provided for under any provision of the Hawaii Business Corporation Act as the actual or latest date on which such meeting shall be held.

The foregoing is qualified in its entirety by reference to the Bylaws amendments filed in the May 8-K.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of Ronald K. Migita

	99.2	Certification of Dean K. Hirata

(b)	Reports on Form 8-K

No reports on Form 8-K were filed in the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC
(Registrant)

Date	May 9, 2003	By	/s/ Dean K. Hirata

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

Date:	May 9, 2003	/s/ RONALD K. MIGITA

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

Date:	May 9, 2003	/s/ DEAN K. HIRATA

Dean K. Hirata
Senior Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of Ronald K. Migita
99.2	Certification of Dean K. Hirata