Form 10-Q
period 2003-06-30
CB BANCSHARES INC/HI
filed 2003-08-12
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Yes [X]	No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2003 was:

Class	Outstanding

Common Stock, $1.00 Par Value	4,312,395 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	June 30,	December 31,	June 30,
(in thousands)	2003	2002	2002

Assets
Cash and due from banks	$63,456	$75,069	$43,447
Interest-bearing deposits in other banks	1,285	1,214	1,110
Federal funds sold	415	20,525	815
Investment securities:
Held-to-maturity	167,459	112,013	73,396
Available-for-sale	189,043	228,335	231,167
Restricted	30,778	29,886	33,377
Loans held for sale	119,573	98,568	38,023
Loans, net	1,053,173	1,035,272	1,062,594
Premises and equipment	16,203	16,596	17,072
Other real estate owned	804	2,193	3,216
Accrued interest receivable and other assets	56,640	54,687	52,194

Total assets	1,698,829	1,674,358	1,556,411

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$212,649	$212,140	$157,745
Interest-bearing	968,919	951,087	977,982

Total Deposits	1,181,568	1,163,227	1,135,727

Short-term borrowings	31,900	10,400	9,150
Accrued expenses and other liabilities	23,226	27,595	24,583
Long-term debt	299,398	319,407	234,415
Minority interest in consolidated subsidiary	2,720	2,720	2,720

Total liabilities	1,538,812	1,523,349	1,406,595

Stockholders’ equity:
Common stock	4,310	3,898	3,998
Additional paid-in capital	102,326	78,311	82,149
Retained earnings	47,241	63,679	58,220
Unreleased shares to employee stock ownership plan	(1,406)	(1,486)	(1,756)
Accumulated other comprehensive income, net of tax	7,546	6,607	7,205

Total stockholders’ equity	160,017	151,009	149,816

Total liabilities and stockholders’ equity	$1,698,829	$1,674,358	$1,556,411

     See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$21,277	$22,541	$41,961	$46,406
Interest and dividends on investment securities:
Taxable interest income	3,199	3,282	6,384	6,164
Nontaxable interest income	384	389	774	777
Dividends	398	493	894	973
Other interest income	41	15	219	34

Total interest income	25,299	26,720	50,232	54,354

Interest expense:
Deposits	2,919	4,634	6,402	9,753
Short-term borrowings	78	172	121	483
Long-term debt	3,088	2,876	6,193	5,641

Total interest expense	6,085	7,682	12,716	15,877

Net interest income	19,214	19,038	37,516	38,477
Provision for credit losses	550	4,102	4,880	8,970

Net interest income after provision for credit losses	18,664	14,936	32,636	29,507

Noninterest income:
Service charges on deposit accounts	1,131	1,069	2,242	2,097
Other service charges and fees	1,786	1,618	3,479	3,174
Net realized gains (losses) on sales of securities	(45)	(68)	207	(104)
Net gains on sales of loans	849	208	1,731	719
Other	2,743	933	4,316	1,833

Total noninterest income	6,464	3,760	11,975	7,719

Noninterest expense:
Salaries and employee benefits	7,389	6,501	14,563	13,070
Net occupancy expense	1,658	1,568	3,287	3,140
Equipment expense	584	765	1,193	1,560
Unsolicited hostile takeover proposal expenses	4,222	—	4,222	—
Other	4,864	4,487	9,094	8,899

Total noninterest expense	18,717	13,321	32,359	26,669

Income before income taxes	6,411	5,375	12,252	10,557
Income tax expense	2,051	1,754	3,920	3,400

Net income	$4,360	$3,621	$8,332	$7,157

Per share data:
Basic	$1.02	$0.85	$1.95	$1.69
Diluted	$0.99	$0.83	$1.91	$1.66

     See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Six months ended June 30,
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$8,332	$7,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,880	8,970
Net realized gains on sale of loans, investment and mortgage-backed securities	(1,938)	(615)
Depreciation and amortization	2,443	1,677
Decrease in accrued interest receivable	445	248
Decrease in accrued interest payable	(293)	(308)
Loans originated for sale	(231,992)	(86,989)
Sale of loans held for sale	83,552	98,908
Increase in other assets	(2,398)	(8,223)
Increase in income taxes payable	925	1,364
Decrease in other liabilities	(5,344)	(1,069)
Other	(1,224)	866

Net cash provided by (used in) operating activities	(142,612)	21,986

Cash flows from investing activities:
Net increase in deposits in other banks	(71)	(93)
Net decrease in federal funds sold	20,110	9,840
Purchase of held-to-maturity securities	(153,718)	(47,532)
Proceeds from maturities of held-to-maturity investment securities	97,400	—
Purchase of available-for-sale securities	(959)	(68,199)
Proceeds from sales of available-for-sale securities	133,718	29,000
Proceeds from maturities of available-for-sale securities	36,934	21,382
Net decrease (increase) in loans	(23,739)	99,826
Capital expenditures	(926)	(845)
Proceeds from sales of foreclosed assets	2,741	2,708

Net cash provided by investing activities	111,490	46,087

Cash flows from financing activities:
Net increase (decrease) in deposits	18,341	(2,708)
Net increase (decrease) in short-term borrowings	21,500	(66,950)
Proceeds from long-term debt	—	40,000
Principal payments on long-term debt	(20,009)	(20,009)
Cash dividends paid	(901)	(783)
Options exercised	607	4,307
Cash in lieu payments on stock dividend	(97)	(58)
Stock repurchase	(12)	(903)
Unreleased ESOP shares	80	83

Net cash provided by (used in) financing activities	19,509	(47,021)

Increase (decrease) in cash and due from banks	(11,613)	21,052
Cash and due from banks at beginning of period	75,069	22,395

Cash and due from banks at end of period	$63,456	$43,447

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$13,008	$16,185
Income taxes paid	$4,600	$2,000
Securitization of mortgage loans into mortgage-backed securities classified as available-for-sale	$129,166	$—

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Unreleased
				Shares to	Accumulated
				Employee	Other
	Additional			Stock	Compre-
	Common	Paid-In	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total

Balance at January 1, 2003	3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009
Comprehensive income
Net income	—	—	8,332	—	—	8,332
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	939	939

Comprehensive income subtotal	—	—	8,332	—	939	9,271

Cash dividends ($0.23 per share)	—	—	(901)	—	—	(901)
Options exercised	21	586	—	—	—	607
Stock dividend	391	23,381	(23,869)	—	—	(97)
Repurchased, cancelled and retired shares	—	(12)	—	—	—	(12)
ESOP shares	—	60	—	80	—	140

Balance at June 30, 2003	4,310	$102,326	$47,241	$(1,406)	$7,546	$160,017

				Unreleased
				Shares to	Accumulated
				Employee	Other
		Additional		Stock	Compre-
	Common	Paid-In	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total

Balance at January 1, 2002	3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income
Net income	—	—	7,157	—	—	7,157
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	6,251	6,251

Comprehensive income subtotal	—	—	7,157	—	6,251	13,408

Cash dividends ($0.22 per share)	—	—	(783)	—	—	(783)
Options exercised	154	4,153	—	—	—	4,307
Stock dividend	362	13,448	(13,868)	—	—	(58)
Repurchased, cancelled and retired shares	(24)	(879)	—	—	—	(903)
ESOP shares	—	—	—	83	—	83

Balance at June 30, 2002	3,998	$82,149	$58,220	$(1,756)	$7,205	$149,816

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

NOTE A – Summary of Significant Accounting Policies

     CONSOLIDATION

The consolidated financial statements include the accounts of CB Bancshares, Inc. (the “Parent Company”) and its wholly owned subsidiaries (the “Company”): City Bank and its wholly owned subsidiaries (the “Bank”); Datatronix Financial Services, Inc.; and O.R.E., Inc. Significant intercompany transactions and balances have been eliminated in consolidation. The Bank owns 50% of Pacific Access Mortgage, LLC, a mortgage brokerage company. The investment is accounted for using the equity method. The consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

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

     RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2002 have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

     NEW ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards (“SFAS”) No. 143. In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The adoption of SFAS No. 143 on January 1, 2003 had no effect on the Company’s consolidated financial statements.

SFAS No. 146. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 had no effect on the Company’s consolidated financial statements.

SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.“which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As allowed by SFAS No. 123 (as amended by SFAS No. 148), the Company has elected to continue to apply the intrinsic value-based method of accounting. The following table illustrates the effect on net income and earnings per share if the Company had previously completed the transition and had fully applied these new accounting standards to its 2003, 2002 and 2001 option grants:

	Six months ended
	June 30,
(in thousands, except per share data)	2003	2002

Net income:
As reported	$8,332	$7,157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(115)	(301)

Proforma	$8,217	$6,856
Earnings per share:
Basic - as reported	$1.95	$1.69
Basic - pro forma	$1.93	$1.62
Diluted - as reported	$1.91	$1.66
Diluted - pro forma	$1.88	$1.59

SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003 with no effect on the Company’s consolidated financial statements. Prospective application to the Company’s rate-lock commitments on loans held-for-sale is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At June 30, 2003, the Company had no financial instruments falling within the scope of SFAS No. 150.

FASB Interpretation No. 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation provides disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the provisions of the Interpretation on January 1, 2003 with no effect on the Company’s historical consolidated financial statements.

FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities (VIEs) as defined. The Interpretation applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For variable interests in VIEs that an enterprise acquired before February 1, 2003, the Interpretation is applicable in the first fiscal year or interim period beginning after June 15, 2003. At June 30, 2003, the Company had no significant variable interests in a variable interest entity requiring consolidation or disclosure in accordance with the Interpretation.

NOTE B – Loans

The loan portfolio consisted of the following at the dates indicated:

	June 30,	December 31,	June 30,
(in thousands)	2003	2002	2002

Commercial and financial	$226,141	$225,971	$210,058
Real estate:
Construction	69,888	52,538	45,306
Commercial	262,583	210,512	186,158
Residential	374,140	444,246	513,901
Installment and consumer	159,382	135,415	137,851

Gross loans	1,092,134	1,068,682	1,093,274
Less:
Unearned discount	1,938	1,683	848
Net deferred loan fees	5,599	4,604	4,438
Allowance for credit losses	31,424	27,123	25,394

Loans, net	$1,053,173	$1,035,272	$1,062,594

NOTE C – Segment Information

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements described in Note A. Intersegment income and expense are valued at prices comparable to those for unaffiliated companies.

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Six months ended June 30, 2003
Net interest income	$19,298	$16,294	$1,956	$(32)	$37,516
Intersegment net interest income (expense)	236	(1,216)	980	—	—
Provision for credit losses	532	4,348	—	—	4,880
Noninterest income (expense)	(2,533)	(6,130)	(989)	(10,732)	(20,384)
Administrative and overhead expense allocation	(2,609)	(2,062)	(284)	4,955	—
Income tax expense (benefit)	4,479	820	537	(1,916)	3,920
Net income (loss)	9,381	1,718	1,126	(3,893)	8,332
Total assets	675,475	511,969	455,640	55,745	1,698,829

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Six months ended June 30, 2002
Net interest income	$22,117	$14,590	$1,824	$(54)	$38,477
Intersegment net interest income (expense)	175	(2,072)	1,897	—	—
Provision for credit losses	1,160	7,810	—	—	8,970
Noninterest income (expense)	(4,374)	(5,752)	(981)	(7,843)	(18,950)
Administrative and overhead expense allocation	(3,664)	(2,554)	(444)	6,662	—
Income tax expense (benefit)	4,134	(1,136)	725	(323)	3,400
Net income (loss)	8,960	(2,462)	1,571	(912)	7,157
Total assets	702,864	415,973	385,980	51,594	1,556,411

NOTE D – Earnings Per Share Calculation

	Quarter ended June 30,
	2003			2002

			Per			Per
(in thousands, except number of shares	Income	Shares	Share	Income	Shares	Share
and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic:
Net income	$4,360	4,268,277	$1.02	$3,621	4,265,531	$0.85
Effect of dilutive securities - Stock incentive plan options	—	113,883	0.03	—	80,969	0.02

Diluted:
Net income and assumed conversions	$4,360	4,382,160	$0.99	$3,621	4,346,500	$0.83

	Six months ended June 30,
	2003			2002

			Per			Per
(in thousands, except number of shares	Income	Shares	Share	Income	Shares	Share
and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic:
Net income	$8,332	4,260,131	$1.95	$7,157	4,231,332	$1.69
Effect of dilutive securities - Stock incentive plan options	—	105,883	0.04	—	80,969	0.03

Diluted:
Net income and assumed conversions	$8,332	4,366,014	$1.91	$7,157	4,312,301	$1.66

Earnings per share calculations have been restated to reflect the impact of the 10% stock dividends issued in June 2003 and 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements relating to future results of the Company (including certain projections and business trends) that are considered “forward-looking statements.” Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s market, equity and bond market fluctuations, personal and corporate customers’ bankruptcies and financial condition, inflation and results of litigation. The unsolicited takeover proposal and costs related thereto could also have a material effect on future operating results. Accordingly, historical performance, as well as reasonably applied projections and assumptions, may not be a reliable indicator of future earnings due to risks and uncertainties. As circumstances, conditions or events change that affect the Company’s assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

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

Allowance for Credit Losses. The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, geopolitical factors, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing economic conditions that may impact borrowers’ ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

The Allowance consists of allocated and unallocated reserves. Allocated reserves relate to specific reserves for individual loans, pooled graded loans and loan concentrations, and homogeneous loans (e.g., consumer loans and residential mortgage loans). The Company has established and adopted a loan grading system in which loans are segregated by risk.

Certain graded commercial and commercial real estate loans are analyzed on an individual basis based on performance and collateral. The allocated reserves also includes a percentage factor for homogenous pools of loans taking into account the Bank’s historical losses as well as the present condition, expected performance of each pool and risks inherent in loan concentrations in certain industries or categories. The unallocated allowance is more subjective and takes into consideration the risks inherent in the loan portfolio, estimation errors, and economic trends or uncertainties that are not necessarily captured in determining allocated allowances.

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

NET INCOME

Consolidated net income for the quarter ended June 30, 2003, totaled $4.4 million, an increase of $739,000, or 20.4%, over the same quarter last year. Consolidated net income for the six months ended June 30, 2003, totaled $8.3 million, an increase of $1.2 million, or 16.4%, over the same period in 2002. Diluted earnings per share for the second quarter of 2003 was $0.99 as compared to $0.83 for the same period in 2002, an increase of $0.16, or 19.3%. For the six months ended June 30, 2003, diluted earnings per share was $1.91, an increase of $0.25, or 15.1%, over the same period in 2002. The increase in consolidated net income for the quarter and six months ended June 30, 2003, over the corresponding periods in 2002, was primarily due to decreases in the provision for credit losses and an increase in other income, partially offset by an increase in noninterest expense.

The Company’s annualized return on average total assets for the six months ended June 30, 2003 was 1.01% as compared to 0.93% for the same period last year. The Company’s annualized return on average stockholders’ equity was 10.83% for the six months ended June 30, 2003, as compared to 10.31% for the same period last year.

Hawaii’s economy for the first half of 2003 continued to show mixed results. During this time, there has been disruption in the travel industry due to the hostilities in the Middle East, while the Hawaii real estate and construction industry has seen growth. For the first half of 2003, total visitor arrivals were down 1.5% and Japanese visitor arrivals were down 16.4%, compared with the same period in 2002. The housing market improved, with residential home sales in Hawaii for the first half of 2003 totaling $1.5 billion, an increase of 32.4% over the same period last year. The median sales price for single-family homes and condominiums increased over the same period last year by 17.1% and 13.6%, respectively. The state’s unemployment rate was 4.4% and 4.5% in June 2003 and June 2002, respectively.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $19.4 million for the quarter ended June 30, 2003, an increase of $174,000, or 0.9%, over the same period in 2002. For the quarter ended June 30, 2003, the Company’s net interest margin was 4.88%, a 35 basis point decline from the 5.23% for the same period in 2002.

Net interest income, on a taxable equivalent basis, was $37.9 million for the six months ended June 30, 2003, a decrease of $962,000, or 2.5%, over the same period in 2002. The decrease was primarily due to a 49 basis point decrease in the net interest margin. For the six months ended June 30, 2003, the Company’s net interest margin was 4.82%, as compared to 5.31% for the same period in 2002.

A comparison of net interest income for the quarter and six months ended June 30, 2003 and 2002 is set forth below on a taxable equivalent basis:

	Quarter Ended June 30,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(in thousands of dollars)
ASSETS
Earning assets:
Interest-bearing deposits in Other banks	$7,144	$33	1.85%	$1,048	$7	2.68%
Federal funds sold and Securities purchased under Agreement to resell	2,664	8	1.20	2,085	8	1.54
Taxable investment Securities	377,218	3,597	3.82	292,833	3,775	5.17
Nontaxable investment securities	30,643	591	7.74	30,966	598	7.75
Loans [1]	1,177,394	21,277	7.25	1,149,507	22,541	7.87

Total earning assets	1,595,063	25,506	6.41	1,476,439	26,929	7.32

Nonearning assets:
Cash and due from banks	42,497			33,315
Premises and equipment-net	16,385			17,158
Other assets	57,497			48,930
Less allowance for loan losses	(31,184)			(23,522)

Total assets	$1,680,258			$1,552,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$535,927	$765	0.57%	$463,344	$1,467	1.27%
Time deposits	439,268	2,154	1.97	506,391	3,167	2.51
Short-term borrowings	22,961	78	1.36	22,934	172	3.01
Long-term debt	315,735	3,088	3.92	242,071	2,876	4.77

Total interest-bearing Deposits and liabilities	1,313,891	6,085	1.86	1,234,740	7,682	2.50

Noninterest-bearing liabilities:
Demand deposits	183,951			151,033
Other liabilities	24,843			21,471

Total liabilities	1,522,685			1,407,244
Stockholders’ equity	157,573			145,076

Total liabilities and Stockholders’ equity	$1,680,258			$1,552,320

Net interest income and margin on total earning assets		19,421	4.88%		19,247	5.23%

Taxable equivalent adjustment		(207)			(209)

Net interest income		$19,214			$19,038

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(in thousands of dollars)
ASSETS
Earning assets:
Interest-bearing deposits in Other banks	$8,637	$80	1.87%	$1,043	$14	2.71%
Federal funds sold and Securities purchased under Agreement to resell	22,493	139	1.25	2,405	20	1.68
Taxable investment Securities	358,796	7,278	4.09	265,977	7,137	5.41
Nontaxable investment securities	30,766	1,191	7.81	30,960	1,195	7.78
Loans [1]	1,164,927	41,961	7.26	1,178,062	46,406	7.94

Total earning assets	1,585,619	50,649	6.44	1,478,447	54,772	7.47

Nonearning assets:
Cash and due from banks	42,526			33,102
Premises and equipment-net	16,486			17,314
Other assets	54,603			46,704
Less allowance for loan losses	(30,247)			(22,212)

Total assets	$1,668,987			$1,553,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$530,012	$1,695	0.64%	$460,290	$3,091	1.35%
Time deposits	446,118	4,707	2.13	516,098	6,662	2.60
Short-term borrowings	16,351	121	1.49	29,653	483	3.28
Long-term debt	318,852	6,193	3.92	238,400	5,641	4.77

Total interest-bearing Deposits and liabilities	1,311,333	12,716	1.96	1,244,441	15,877	2.57

Noninterest-bearing liabilities:
Demand deposits	177,794			148,328
Other liabilities	24,676			20,595

Total liabilities	1,513,803			1,413,364
Stockholders’ equity	155,184			139,991

Total liabilities and Stockholders’ equity	$1,668,987			$1,553,355

Net interest income and margin on total earning assets		37,933	4.82%		38,895	5.31%

Taxable equivalent adjustment		(417)			(418)

Net interest income		$37,516			$38,477

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 2003, December 31, 2002 and June 30, 2002 follows:

	June 30,	December 31,	June 30,
(in thousands of dollars)	2003	2002	2002

Nonperforming assets:
Nonperforming loans:
Commercial	$3,212	$5,190	$4,889
Real estate:
Commercial	3,202	4,152	4,708
Residential	3,734	3,219	5,760

Total real estate loans	6,936	7,371	10,468
Consumer	181	169	144

Total nonperforming loans	10,329	12,730	15,501

Other real estate owned	804	2,193	3,216

Total nonperforming assets	$11,133	$14,923	$18,717

Past due loans:
Commercial	$—	$—	$329
Real estate	—	72	1,867
Consumer	510	860	3,082

Total past due loans (1)	$510	$932	$5,278

Restructured:
Commercial	$—	$—	$2,177
Real estate:
Residential	2,644	2,919	7,255

Total restructured loans (2)	$2,644	$2,919	$9,432

Nonperforming assets to total loans and other real estate owned (end of period):
Excluding 90 days past due accruing loans	0.92%	1.28%	1.66%
Including 90 days past due accruing loans	0.97%	1.36%	2.12%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	0.66%	0.89%	1.20%
Including 90 days past due accruing loans	0.69%	0.95%	1.54%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at June 30, 2003 totaled $10.3 million, a decrease of $5.2 million, or 33.4%, as compared to June 30, 2002. Other real estate owned was $804,000 at June 30, 2003, a decrease of $2.4 million, or 75.0%, from June 30, 2002. The decrease in nonperforming loans and other real estate owned reflects management’s continuing efforts to improve asset quality and the improvement in the Hawaii real estate market and economic environment.

Restructured loans were $2.6 million at June 30, 2003, a decrease of $6.8 million, or 72.0%, from June 30, 2002. The decrease was primarily due to the refinance of certain commercial loans and the payoff of certain residential real estate loans.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Six months ended June 30,
(in thousands of dollars)	2003		2002

Loans outstanding (end of period) (1)	$1,204,170		$1,126,011

Average loans outstanding (1)	$1,164,927		$1,178,062

Balance at beginning of period	$27,123		$19,464
Loans charged off:
Commercial	1,253		2,575
Real estate:
Commercial	473		—
Residential	163		478
Consumer	2,480		1,111

Total loans charged off	4,369		4,164

Recoveries on loans charged off:
Commercial	1,766		243
Real estate:
Commercial	347		350
Residential	567		90
Consumer	1,110		441

Total recoveries on loans previously charged off	3,790		1,124

Net charge-offs	(579)		(3,040)

Provision charged to expense	4,880		8,970

Balance at end of period	$31,424		$25,394

Net loans charged off to average loans	0.10	%(2)	0.52	%(2)
Net loans charged off to allowance for credit losses	3.72	%(2)	24.14	%(2)
Allowance for credit losses to total loans (end of period)	2.61%		2.26%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	3.04	x	1.64	x
Including 90 days past due accruing loans	2.90	x	1.22	x

(1) Includes loans held for sale.

(2) Annualized.

The provision for credit losses was $550,000 for the second quarter of 2003, a decrease of $3.6 million, or 86.6%, from the same quarter last year. For the six months ended June 30, 2003, the provision for loan losses was $4.9 million, a decrease of $4.1 million, or 45.6%, from the same period last year. The decrease in the provision for credit losses in 2003, as compared to 2002, reflects the significant improvement in asset quality (nonperforming assets declined to $11.3 million at June 30, 2003 from $18.7 million at June 30, 2002) supplemented by a $2.7 million increase in recoveries on loans previously charged off. Also contributing to the decline in the provision for credit losses in the second quarter of 2003 (as compared to the first quarter of 2003) was the reduction in hostilities in Iraq without significant impact on the Company’s loan portfolio and the Hawaii economy. The Hawaii economy can be significantly affected by disruption in the tourism and travel industry that may occur from uncertainty concerning travel safety and economic conditions.

The Allowance at June 30, 2003 was $31.4 million and represented 2.61% of total loans. The corresponding ratios at December 31, 2002 and June 30, 2002 were 2.34% and 2.26%, respectively.

Net charge-offs were $579,000 for the first six months of 2003, a decrease of $2.5 million, or 80.9%, over the same period in 2002. The decrease was primarily due to an increase in commercial loan and consumer recoveries, which increased by $1.5 million and $669,000, respectively. The increase in commercial loan recoveries was related primarily to the repayment of a commercial real estate loan previously charged off.

The Allowance increased to 3.04 times nonperforming loans (excluding 90 days past due accruing loans) at June 30, 2003 from 1.64 times at June 30, 2002 as a result of the increase in the Allowance and decrease in nonperforming loans.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at June 30, 2003. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $6.5 million for the quarter ended June 30, 2003, an increase of $2.7 million, or 71.9%, over the comparable period in 2002. For the six months ended June 30, 2003, noninterest income was $12.0 million, an increase of $4.2 million, or 55.1%, over the comparable period in 2002.

Net gains on the sale of loans increased $641,000 and $1.0 million, or 308.2% and 140.8%, respectively, for the second quarter and six months ended June 30, 2003 over the comparable periods in 2002. The increase in 2003 is related to the sale of loans held for sale in a lower rate environment.

Other noninterest income increased $1.8 million and $2.5 million, or 194.0% and 135.5%, respectively, for the second quarter and six months ended June 30, 2003 over the comparable periods in 2002. The increase in other noninterest income was primarily due to: 1) $975,000 recorded in connection with an insurance company demutualization distribution; 2) $728,000 increase in item processing income; and 3) $430,000 increase in the cash surrender value of bank owned life insurance.

NONINTEREST EXPENSE

Noninterest expense totaled $18.7 million for the quarter ended June 30, 2003, an increase of $5.4 million, or 40.5%, from the comparable period in 2002. For the six months ended June 30, 2003, noninterest expense was $32.4 million, an increase of $5.7 million, or 21.3%, from the comparable period in 2002.

The increase for 2003 was primarily due to $4.2 million in expenses associated with the defense of the unsolicited takeover proposal by Central Pacific Financial Corp. announced on April 16, 2003 – see discussion on “Unsolicited Takeover Proposal.” These defense costs include attorneys, investment bankers and solicitation fees and advertising expenses.

Salaries and employee benefits increased $888,000, or 13.7%, and $1.5 million, or 11.4%, for the second quarter and six months ended June 30, 2003, respectively, from the comparable periods in 2002. The increases were primarily due to additional loan production and item processing personnel.

INCOME TAXES

The Company’s effective income tax rate for the first six months of 2003 was 32.0% as compared to 32.2% for the same period in 2002, and is below the statutory rate primarily due to utilization of state investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company’s operating activities used $142.6 million in the six months ended June 30, 2003, compared to providing $22.0 million in the same period during 2002. The primary use of cash flow from operations was funding loans originated for sale, which totaled $232.0 million and $87.0 million in the six months ended June 30, 2003 and 2002, respectively. This was offset by proceeds of $83.6 million from the sale of loans held for sale in the six months ended June 30, 2003, as compared to $98.9 million during the same period in 2002.

The Company’s most liquid assets are cash, interest-bearing deposits, Federal funds sold, investment securities available for sale and loans held for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2003, cash, interest bearing deposits, Federal funds sold, available for sale investment and mortgage/asset-backed securities and loans held for sale totaled $373.8 million, an increase of 18.8% from $314.6 million at June 30, 2002.

Investing activities provided cash flow of $111.5 million in the six months ended June 30, 2003, compared to $46.1 million during the same period in 2002. The primary sources of cash from investing activities in the six months ended June 30, 2003 were proceeds from sales and maturities of available-for-sale securities of $170.6 million, which compares to $50.4 million during the same period in 2002.

Financing activities provided cash of $19.5 million in the six months ended June 30, 2003, compared to using $47.0 million during the same period in 2002. The primary sources of cash flows from financing activities during the six months ended June 30, 2003 were the net increase in deposits of $18.3 million, which compares to a $2.7 million decrease, during the same period in 2002.

At June 30, 2003, as compared to June 30, 2002, the Company had $1.7 billion in assets, up 9.2%; $1.2 billion in loans, up 6.9%; and $1.2 billion in deposits, up 4.0%.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at June 30, 2003 and 2002) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

REGULATORY CAPITAL

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2003
Tier 1 Capital to Risk-Weighted
Assets:
Consolidated	$155,191	12.24%	$50,717	4.00%	N/A
Bank	148,761	11.75	50,630	4.00	$75,945	6.00%
Total Capital to Risk-Weighted
Assets:
Consolidated	$171,280	13.51%	$101,434	8.00%	N/A
Bank	164,823	13.02	101,259	8.00	$126,574	10.00%
Tier 1 Capital to Average
Assets:
Consolidated	$155,191	9.24%	$67,210	4.00%	N/A
Bank	148,761	8.90	66,884	4.00	$83,604	5.00%

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2002
Tier 1 Capital to Risk-Weighted
Assets:
Consolidated	$145,331	12.17%	$47,769	4.00%	N/A
Bank	136,339	11.42	47,754	4.00	$71,631	6.00%
Total Capital to Risk-Weighted
Assets:
Consolidated	$160,421	13.43%	$95,538	8.00%	N/A
Bank	151,424	12.68	95,508	8.00	$119,385	10.00%
Tier 1 Capital to Average
Assets:
Consolidated	$145,331	9.36%	$62,093	4.00%	N/A
Bank	136,339	8.80	61,974	4.00	$77,467	5.00%

Unsolicited Takeover Proposal

On April 16, 2003, Central Pacific Financial Corp., a Hawaii corporation (“CPF”), delivered an unsolicited proposal to merge with the Company. CPF’s proposal included the exchange of each share of Company common stock outstanding for $21 in cash and 1.8956 shares of CPF common stock.

On April 17, 2003, the Company announced that it had received the proposal from CPF, and on April 23, 2003, it advised CPF that the Company’s Board would address the merger proposal promptly and in an orderly manner and would respond in a timely fashion. On April 23, the Company also issued a press release announcing that it had engaged a financial advisor and legal counsel to assist its Board of Directors and management team in evaluating CPF’s merger proposal.

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

On May 5, 2003, the Company received a letter from CPF requesting that the date of the special meeting be moved by three weeks, to June 19, 2003. On May 7, 2003, the Company delivered to CPF a letter rejecting CPF’s request.

On May 9, 2003, CPF delivered a letter to the Company purporting to “rescind, revoke and withdraw” its April 15 merger proposal and the related information statement delivered on April 28. In the same letter, CPF argued that in light of its withdrawal of its prior proposal, the special meeting scheduled for May 28 was “moot” and should be cancelled.

Also on May 9, 2003, CPF delivered a second letter to the Company presenting a revised proposal pursuant to which the Company’s shareholders would receive 1.7606 shares of CPF common stock and $24.50 in cash for each outstanding share of common stock (or 1.6005 shares and $22.27 in cash per share of common stock on a post-stock dividend basis). This revised proposal did not materially modify the value of the total consideration offered by CPF, but only changed the mix of cash and stock consideration to be received per share of common stock.

On May 9, 2003, CPF also amended its registration statement on Form S-4 so that the consideration to be paid in its proposed offer to exchange would be the same as that to be paid pursuant to the proposal reflected in CPF’s May 9 letter to the Company.

On May 12, 2003, the Board of Directors of the Company met with senior management and the Company’s independent financial and legal advisors to consider and discuss CPF’s revised proposal and the Company’s response. After careful consideration, the Board unanimously concluded that the revised proposal was inadequate and not in the best interests of the Company. Following the Board meeting, the Company issued a press release announcing the Board’s unanimous decision. The Company also advised CPF that the special meeting to consider CPF’s control share acquisition would be held on May 28, 2003, as the Company’s Board had previously scheduled in accordance with Hawaii law and CPF’s letter dated April 28, 2003.

On May 13, 2003, CPF delivered to the Company a letter requesting that a special meeting of shareholders be held on June 26, 2003 to vote on CPF’s control share acquisition proposal. CPF’s letter was accompanied by letters executed by a number of the Company’s shareholders purporting to designate CPF as their agent to call a special meeting. The Company believed that CPF’s request was invalid because, among other things, a special meeting of shareholders had already been properly called by the Board of Directors of the Company to consider the Control Share Acquisition Proposal. CPF disputed the Company’s position and maintained that the May 28 special meeting was “moot.”

On May 14, 2003, CPF filed a complaint against the Company in the Hawaii State court seeking a temporary restraining order and preliminary injunction to prevent the Company from holding the special meeting or taking any actions in furtherance of a solicitation in connection with the special meeting. On May 16, 2003, CPF’s motion for a temporary restraining order was denied.

On May 28, 2003, the Company announced that based on the proxies submitted to the independent inspector of elections at the May 28 special meeting, it believed that the Company’s shareholders rejected CPF’s proposal to acquire a majority of the Company’s outstanding shares.

On May 28, 2003, the Company also announced that its Board of Directors amended the Company’s shareholder rights plan to avoid a distribution of the rights as a result of CPF’s invalid request for a special meeting. Under the plan as it existed prior to the amendment, a distribution of the rights would have resulted from CPF’s obtaining authorizations to call a special shareholders meeting from the Company’s shareholders owning approximately 27% of the outstanding shares in a non-public solicitation. The amendment to the plan states that CPF will not be deemed to be the beneficial owner of the shares underlying any of these authorizations unless the authorization ultimately is delivered to the Company for a valid and effective purpose under Hawaii law and the Company’s governing documents.

On June 12, 2003, the Company announced that the independent inspectors of election certified the final results of the shareholder vote at the special meeting held on May 28, 2003, confirming that the Company’s shareholders rejected CPF’s proposal to acquire a majority of the Company’s outstanding shares.

On June 17, 2003, CPF announced that it would not continue to pursue the special meeting of shareholders that CPF purported to call for June 26, 2003.

On June 28, 2003, the Company announced that CPF withdrew all pending legal claims made against the Company regarding the May 28, 2003 special shareholders’ meeting. The Company also announced that Circuit Court Judge Victoria Marks approved the stipulation dismissing CPF’s complaint with prejudice, meaning its claims regarding the validity of the May 28 shareholders meeting cannot be re-filed.

On July 22, 2003, the Company announced that it had filed a lawsuit in Hawaii State court against CPF asserting that CPF violated the Hawaii Control Share Acquisitions statute. The lawsuit alleged that CPF illegally formed a voting group with certain shareholders of the Company without obtaining the approval of the Company’s shareholders as required by Hawaii law.

On July 30, 2003 CPF filed a complaint against the Company in the State court of Hawaii seeking to invalidate provisions of the Company’s new Rights Plan and bylaws, both adopted on July 23, 2003. CPF also seeks to enjoin the Company from using the Rights Plans and bylaws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company disclosed both quantitative and qualitative analyses of market risks in its 2002 Form 10-K. No significant changes have occurred during the three months ended June 30, 2003.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Clarridge Complaint

On April 28, 2003, Barbara Clarridge (the “Plaintiff”) filed a complaint against the Company and each of the members of the Company’s Board of Directors in the Circuit Court of the First Circuit, State of Hawaii. The case is denominated as a class action on behalf of all Company shareholders although no proceedings have taken place regarding possible class certification. Plaintiff alleges, among other things, that CPF proposed exchange offer is futile without approval of the Company’s directors because of the Company’s Rights Plan, and that the defendants have refused to seriously consider the CPF offer. The complaint seeks a judgment: (1) directing the defendants to give due consideration to any proposed business combination; (2) directing the defendants to assure that no conflicts of interest exist between the directors and their duties to the corporation; (3) awarding the plaintiff the costs and attorneys’ fees; and (4) granting such other relief as the court deems proper. The Company believes the claims are without merits and intends to defend against them vigorously.

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

On May 23, 2003, the Company announced that a Hawaii state court denied the Plaintiff’s motion for a preliminary injunction to halt the company’s May 28 special meeting of shareholders.

On July 14, 2003, Plaintiff filed a First Amended Complaint, in which she updated the complaint’s factual allegations to reflect the results of the May 28, 2003 special shareholder’s meeting and alleged that the Company’s Directors had further breached their fiduciary duties by amending the company’s rights plan on May 28, 2003.

CPF Complaints

On May 15, 2003, CPF filed a complaint against the Company in the State court of Hawaii seeking a temporary restraining order and preliminary injunction to stop the May 28, 2003 shareholders’ meeting called by the Company to consider matters related to CPF’s merger proposal. The suit also asked the court to: (1) declare the meeting in violation of Hawaii law; (2) find the meeting moot because CPF’s first offer to the Company had been revoked and withdrawn; and (3) stop the Company from soliciting shareholder proxies for that May 28, 2003 meeting.

On May 16, 2003, a Hawaii state court denied CPF’s motion for a temporary restraining order to block the Company from providing its shareholders with proxy material regarding CPF’s hostile takeover proposal.

On May 20, 2003, CPF withdrew, without prejudice, its motion for a preliminary injunction to stop the May 28, 2003 special shareholders’ meeting of the Company.

On May 20, 2003, the Company asserted counterclaims against CPF seeking injunctive and declaratory relief for CPF’s violations of Hawaii’s Control Share Acquisitions statute. The Company alleges, among other things, that CPF violated Hawaii law by soliciting proxies well in advance of the statutory period – thirty days prior to a scheduled shareholder meeting – and that CPF failed to obtain shareholder approval, as required by statute, prior to acquiring beneficial ownership of more than ten percent of the outstanding shares of stock of the Company.

On June 28, 2003, the Company announced that CPF withdrew all pending legal claims made against the Company regarding the May 28, 2003 special shareholders’ meeting. The Company also announced that Circuit Court Judge Victoria Marks approved the stipulation dismissing CPF’s complaint with prejudice, meaning its claims regarding the validity of the May 28 shareholders meeting cannot be re-filed.

On June 30, 2003, CPF filed a motion to dismiss portions of the Company’s May 20, 2003 Counterclaim. On August 6, 2003, CPF withdrew its motion to dismiss after the Circuit Court had ruled that the Company is entitled to take discovery in support of its remaining claims under the Hawaii Control Share Acquisitions statute.

On July 30, 2003, CPF filed a complaint against the Company in the State court of Hawaii seeking to invalidate provisions of the Company’s new Rights Plan and bylaws, both adopted on July 23, 2003. CPF also seeks to enjoin the Company from using its Rights Plans and bylaws.

The Company’s Complaint

On July 22, 2003, the Company announced that it had filed a lawsuit in Hawaii state court against CPF asserting that CPF violated the Hawaii Control Share Acquisitions statute. The lawsuit alleges that CPF illegally formed a voting group with certain shareholders of the Company without obtaining the approval of the Company’s shareholders as required by Hawaii law.

Item 2. Changes in Securities and Use of Proceeds.

On July 23, 2003, the Board of Directors of the Company adopted a number of amendments to the Bylaws of the Company that affect the holders of the shares of Common Stock. These amendments were previously filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2003 (the “July 8-K”).

Among other things, the amendments require advance notice of stockholder proposals for director nominations and items of business at an annual meeting.

The foregoing is qualified in its entirety by reference to the Bylaws amendments filed in the July 8-K.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 24, 2003, the stockholders voted on:

1)     the election of four directors for a term of three years expiring in 2006, or until their successors are elected:

Name	For	Withheld

Donald J. Andres	3,146,378	163,592
Ronald K. Migita	3,164,598	145,372
Calvin K. Y. Say	3,048,616	261,354
Dwight L. Yoshimura	3,049,733	260,237

2)     approval of an amendment to the Stock Compensation Plan:

For	Against	Abstain

2,677,302	572,067	60,600

At the Special Meeting of Stockholders held on May 28, 2003, the stockholders voted on the proposal of CPF to acquire a majority of the Company’s outstanding shares:

For	Against	Abstain

524,202	1,136,839	91,649

Item 5. Other Information

The Company’s Bylaws, as amended on July 23, 2003, provide that stockholder proposals submitted outside the Rule 14a-8 process for consideration at the Company’s 2004 Annual Meeting of Stockholders (the “2004 Annual Meeting”) and stockholder nominations of directors for the 2004 Annual Meeting must be received by the Company no earlier than December 26, 2003 and no later than January 25, 2004.

Stockholder proposals submitted pursuant to Rule 14a-8 for consideration for inclusion in the Company’s proxy statement and form of proxy for the 2004 Annual Meeting must be received by the Company no later than November 14, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company

4.1	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

On April 18, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events.”

On April 18, 2003, the Company filed a current report on Form 8-K under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure (Information provided under Item 12 - Results of Operations and Financial Condition).”

On April 23, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits.”

On April 24, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits.”

On April 25, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits.”

On May 5, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits.”

On May 29, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC. (Registrant)

Date August 11, 2003	By /s/ Dean K. Hirata

Dean K. Hirata
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

                     EXHIBIT INDEX

3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company

4.1	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002