Form 10-K/A
period 2002-12-31
CB BANCSHARES INC/HI
filed 2003-11-07
CIK 316312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for CB Bancshares, Inc. (the “Company”) for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 12, 2003 is being filed to amend the text of Item 1 and Item 7 and Notes A, I and N to the Consolidated Financial Statements included as part of Item 8 of the Company’s 10-K as follows:

•          to include additional disclosure related to the market area and recent trends under the caption “Competition and Economic Environment” in the “Business” section;

•          to include additional disclosure related to the segment information in the “Business,” “Management’s Discussion and Analysis” and in Note V to the Consolidated Financial Statements;

•          to include additional disclosure on loan risks under the caption “Loan Portfolio” in the “Management’s Discussion and Analysis” section;

•          to include additional disclosure on the provision and allowance for credit losses under the captions “Critical Accounting Policies and Estimates” and “Provision and Allowance for Credit Losses” in the “Management’s Discussion and Analysis” section;

•          to include additional disclosures related to derivative instruments in Notes A and N of Notes to the Consolidated Financial Statements;

•          to include additional disclosure related to interest on non-accrual loans under the caption “Risk Elements in Lending Activities” in the “Management’s Discussion and Analysis” section; and

•          to include additional disclosure related to long-term debt under Note I of Notes to the Consolidated Financial Statements.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. The exhibit list to this Amendment is amended to reflect the previously filed exhibits to the Company’s 10-K and, therefore, unless otherwise indicated those exhibits are not re-filed herewith. The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 in the form filed with the Securities and Exchange Commission on March 12, 2003. These other disclosures as originally included in the Company’s 10-K are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such disclosures as originally filed, except as expressly noted herein, this report contains disclosures as of the date of the original filing, and the Company has not updated the disclosures in this report to reflect events subsequent to the original filing date, March 12, 2003. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing date.

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

BUSINESS SEGMENTS

The Company’s business segments are defined as Retail Banking, Wholesale Banking, Treasury and All Others. Retail Banking is made up of retail deposits, mortgage banking and consumer lending activities. Wholesale Banking consists of wholesale deposits, commercial real estate lending, corporate lending and the specialized lending functions of the Bank. The Treasury segment is responsible for managing the Company’s investment securities portfolio and borrowing. The All Other segment consists of the administrative support of the Bank, transactions of CB Bancshares, Inc. (the “Parent Company”), and subsidiaries of the Parent Company and Bank. Additional financial and other information about the Company’s business segments is presented in the Segments Discussion section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note V of Notes to the Consolidated Financial Statements.

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

The banking business is highly competitive. The Bank competes for deposits and loans with five other commercial banks (The Bank is the fourth largest of the five commercial banks) and two other savings associations located in Hawaii. In addition to other commercial banks and savings associations, the Bank competes for savings and time deposits and certain types of loans with other financial institutions, such as consumer finance companies, credit unions, merchandise retailers, and a variety of financial service and advisory companies. The Bank also competes for mortgage loans with insurance and mortgage companies.

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

The events of September 11, 2001 have had a significant negative impact on the world, U.S. and Hawaii economies. Due to its dependence on tourism, Hawaii has been significantly affected by these events. However, during 2002, the state’s tourism industry showed slight improvement over 2001. Total visitor arrivals were up 0.9% and total visitor days increased by 2.8%. Japanese visitor arrivals were down 4.3% in 2002, compared to the 15.9% decrease reported in 2001. Defense procurement contracts totaled $1.4 billion, an increase of 9.6% from 2001 to 2002. State government expenditure on capital improvement projects increased by 7.1% in 2002 from 2001. At December 31, 2002, Hawaii’s unemployment rate was 3.6%, an improvement over the 5.0% reported a year ago. This coincided with the increase of real personal income by approximately 3.7% over this same period. Another sector showing improvement in 2002 was the state’s housing market, supported by low mortgage interest rates. Residential home sales in 2002 were $2.6 billion, compared to $2.0 billion in 2001. The 2002 median sales price for single family homes and condominiums increased by 11.7% and 14.3%, respectively and construction jobs grew by 3.9% in 2002. The total population of the State of Hawaii grew by 1.5% from 2001 to 2002.

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

	Disclosure Requirements	Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates
	A. Average balance sheets	14
	B. Analysis of net interest earnings	15
	C. Dollar amount of change in interest income and interest expense	15
II.	Investment Portfolio
	A. Book value of investment securities	22
	B. Investment securities by maturities and weighted average yields	23
III.	Loan Portfolio
	A. Types of loans	19
	B. Maturities and sensitivities of loans to changes in interest rates	20
	C. Risk elements
	1. Nonaccrual, past due and restructured loans	21
	2. Potential problem loans	21
IV.	Summary of Loan Loss Experience
	A. Analysis of loss experience	16
	B. Breakdown of the allowance for loan losses	18
V.	Deposits
	A. Average amount and average rate paid on deposits	22
	B. Maturity distribution of domestic time certificates of deposits of $100,000 or more	22
VI.	Return on Equity and Assets	11
VII.	Short-Term Borrowings and Long-Term Debt	23

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

Allowance for Credit Losses. The Company’s allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers’ ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

The Allowance consists of allocated and unallocated allowances. The allocated allowance relate to specific allowances for individual loans, pooled graded loans, and homogeneous loans (consumer loans and residential mortgage loans). The Company has established and adopted a loan grading system in which loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis based on performance and collateral. The allocated allowance also include a percentage factor for pooled graded and homogenous pools of loans taking into account the Bank’s historical losses as well as the present condition, expected performance of each pool and risks inherent in loan concentrations in certain industries or categories.

To mitigate imprecision in the estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated allowance is more judgmental and takes into consideration the risks inherent in the loan portfolio, estimation errors, and economic trends or uncertainties that are not necessarily captured in determining allocated allowances.

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

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES

		2002			2001
		Interest			Interest
	Average	Income/	Yield/	Average	Income/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$1,052	$25	2.38%	$1,030	$54
Federal funds sold and securities purchased under agreement to resell	11,174	162	1.45	9,871	397
Taxable investment and mortgage/ asset-backed securities	303,433	15,449	5.09	260,867	17,538
Nontaxable investment securities	30,974	2,395	7.73	30,922	2,389
Loans (1)	1,149,100	89,752	7.81	1,296,274	108,715

Total earning assets	1,495,733	107,783	7.21	1,598,964	129,093

Nonearning assets:
Cash and due from banks	35,083			28,835
Premises and equipment	17,226			18,372
Other assets	50,528			51,004
Less allowance for credit losses	(24,174)			(18,496)

Total assets	$1,574,396			$1,678,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$471,314	$5,255	1.11%	$412,331	$8,927
Time deposits	504,685	12,843	2.54	651,344	30,511
Short-term borrowings	23,339	672	2.88	97,428	5,095
Long-term debt	250,658	11,522	4.60	235,028	12,915

Total interest-bearing deposits and liabilities	1,249,996	30,292	2.42	1,396,131	57,448

Noninterest-bearing liabilities:
Demand deposits	157,170			130,083
Other liabilities	22,977			23,799

Total liabilities	1,430,143			1,550,013
Stockholders’ equity	144,253			128,666

Total liabilities and stockholders’ equity	$1,574,396			$1,678,679

Net interest income and margin on total earning assets		77,491	5.18%		71,645
Taxable equivalent adjustment		(838)			(839)

Net interest income		$76,653			$70,806

[Additional columns below]

[Continued from above table, first column(s) repeated]

			2000
			Interest
	Yield/	Average	Income/	Yield/
(dollars in thousands)	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	5.24%	$393	$28	7.12%
Federal funds sold and securities purchased under agreement to resell	4.02	7,959	497	6.24
Taxable investment and mortgage/ asset-backed securities	6.72	308,011	21,701	7.05
Nontaxable investment securities	7.73	31,036	2,386	7.69
Loans (1)	8.39	1,236,305	108,713	8.79

Total earning assets	8.07	1,583,704	133,325	8.42

Nonearning assets:
Cash and due from banks		34,826
Premises and equipment		18,077
Other assets		48,884
Less allowance for credit losses		(18,248)

Total assets		$1,667,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	2.17%	$367,793	$10,063	2.74%
Time deposits	4.68	672,234	37,041	5.51
Short-term borrowings	5.23	171,006	11,370	6.65
Long-term debt	5.50	205,877	13,004	6.32

Total interest-bearing deposits and liabilities	4.11	1,416,910	71,478	5.04

Noninterest-bearing liabilities:
Demand deposits		114,048
Other liabilities		18,153

Total liabilities		1,549,111
Stockholders’ equity		118,132

Total liabilities and stockholders’ equity		$1,667,243

Net interest income and margin on total earning assets	4.48%		61,847	3.91%
Taxable equivalent adjustment			(853)

Net interest income			$60,994

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

TABLE 2: INTEREST DIFFERENTIAL

	2002 Compared to 2001			2001 Compared to 2000
	Increase (Decrease)			Increase (Decrease)
	due to change in: (1)			due to change in: (1)

(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Earning assets:
Interest-bearing deposits in other banks	$1	$(30)	$(29)	$45	$(19)	$26
Federal funds sold and securities purchased under agreements to resell	52	(287)	(235)	119	(219)	(100)
Taxable investment and mortgage/asset-backed securities	2,862	(4,951)	(2,089)	(3,322)	(841)	(4,163)
Nontaxable investment securities	4	2	6	(9)	12	3
Loans (2)	(12,343)	(6,620)	(18,963)	5,273	(5,271)	2

Total earning assets	(9,424)	(11,886)	(21,310)	2,106	(6,338)	(4,232)
Interest-bearing liabilities:
Savings deposits	1,277	(4,949)	(3,672)	1,219	(2,355)	(1,136)
Time deposits	(6,870)	(10,798)	(17,668)	(1,151)	(5,379)	(6,530)
Short-term borrowings	(3,874)	(549)	(4,423)	(4,892)	(1,383)	(6,275)
Long-term debt	859	(2,252)	(1,393)	1,841	(1,930)	(89)

Total interest-bearing deposits and liabilities	(8,608)	(18,548)	(27,156)	(2,983)	(11,047)	(14,030)

Increase (decrease) in net interest income (taxable equivalent basis)	$(816)	$6,662	$5,846	$5,089	$4,709	$9,798

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

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

The provision for credit losses is based upon periodic evaluations by management as to the adequacy of the allowance for credit losses. In these evaluations, management considers numerous factors including, but not limited to, global, national and local economic conditions, loan portfolio composition, loan loss experience and management’s estimate of potential losses. These various analyses lead to a determination of the amount needed in the allowance for credit losses. To the extent the existing allowance is below the amount so determined, a provision is made that will bring the allowance to such amount. Thus, the provision for credit losses may fluctuate and may not be comparable from year to year. Factors affecting the components of the allowance for credit losses and the related provision for credit losses are discussed below.

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

The Company’s allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers’ ability to repay loans. The determination of the allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

The Allowance consists of allocated and unallocated allowances. The allocated allowance relate to specific allowances for individual loans, pooled graded loans, and homogeneous loans (consumer loans and residential mortgage loans). The Company has established and adopted a loan grading system in which loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis based on performance and collateral. The allocated allowance also include a percentage factor for homogenous pools of loans taking into account the Bank’s historical losses as well as the present condition, expected performance of each pool and risks inherent in loan concentrations in certain industries or categories.

To mitigate imprecision in the estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated allowance is more judgmental and takes into consideration the risks inherent in the loan portfolio, estimation errors, and economic trends or uncertainties that are not necessarily captured in determining allocated allowances.

There were no material changes in the allowance methodology in 2002 or cross border credits affecting the allowance calculation.

At December 31, 2002, the allowance for loan losses was $27.1 million, or 2.34% of total loans, an increase of $7.2 million over the $19.5 million, or 1.57% of total loans, at December 31, 2001. The components of the allowance, allocated and unallocated, are shown in the table below. The allocated component increased to $24.6 million at December 31, 2002 from $17.4 million at December 31, 2001, while the unallocated increased to $2.5 million at December 31, 2002 from $2.1 million at December 31, 2001.

Certain changes in loan concentrations, credit quality, terms, and other factors affecting the allocated allowance for credit losses at December 31, 2002 are noted below:

•
Commercial and financial loans balances declined by $3.9 million in 2002 to $226.0 million from $229.8 million in 2001. Non-performing commercial and financial loans declined by $1.8 million in 2002 to $5.2 million from $7.0 million in 2001. However, the positive affect of the decline in non-performing loans and loan balances on the allocated allowance was offset by a higher loan loss experience factor (the 2002 loss history in this loan category increased 51.1% over 2001) and inherent losses due to the current economic uncertainty in the Hawaii economy related to the global instability and geopolitical issues in the Middle East and Asia. The aggregate effect of these factors was an increase in the allocated allowance for commercial and financial credits to $15.3 million, an increase of $4.0 million over 2001.

•
Real estate construction loan balances of $52.5 million were relatively flat compared to the previous year-end. However, due to a higher level of risk associated with this loan category, allowances were increased to $891,000, an increase of $404,000 over the $487,000 in 2001.

•
Real estate residential loans declined to $444.2 million in 2002, a decrease of $144.3 million from the $588.5 million in 2001. The decrease in outstanding loan balances resulted in a $512,000 reduction in allocated allowance for real estate residential loans to $1.8 million in 2002, from $2.3 million in 2001.

•
Real estate commercial loan balances increased to $210.5 million, an increase of $20.1 million over $190.3 million in 2001. Non-performing loans in this category increased to $4.2 million, an increase from the $2.4 million in 2001. Estimated credit loss factors for real estate commercial loan balance were also increased in 2002 due to higher potential delinquencies and other risk factors in this loan category. The aggregate effect of these factors was an increase in the allocated allowance for real estate commercial credits to $4.7 million, an increase of $2.1 million over 2001.

•
Installment and consumer loan balances remained relatively flat at $135.4 million. Non-performing loans in this category increased to $4.2 million, an increase of $1.8 million over the $2.4 million in 2001. Net charge-offs of $3.3 million in 2002 represents an increase of $2.3 million over 2001. Accordingly, estimated credit loss factors on installment and consumer loans were increased due to the higher losses in this loan category. The aggregate effect of these factors was an increase in the allocated allowance to $2.0 million, an increase of $1.1 million over 2001.

The unallocated allowance for credit losses at December 31, 2002 was $2.5 million an increase over the $2.1 million in 2001. The unallocated balance reflects risks inherent in the loan portfolio, estimation errors, and economic trends or uncertainties that are not necessarily captured in determining allocated allowances. With the continued global instability since the events of September 11, 2001 and geopolitical issues in the Middle East and Asia, the Hawaii economy and many businesses are vulnerable to another economic downturn. In management’s judgment, the allowance for credit losses was adequate to absorb potential losses currently inherent in the loan portfolio at December 31, 2002. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could alter the level of nonperforming assets and charge-offs in the future and, accordingly, affect the allowance for credit losses.

The allowance for credit losses has been allocated by the Company’s management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at December 31 for the years indicated:

(dollars in	2002		2001		2000		1999		1998
thousands)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)	Amt.	%(1)

Commercial & Financial	$15,250	21.14%	$11,208	19.19%	$10,303	19.40%	$7,359	19.55%	$4,539	19.41%
Real estate – Construction	891	4.92	487	4.41	—	2.06	—	1.31	—	2.59
Real estate – Residential	1,750	41.57	2,262	49.15	2,634	54.45	4,000	22.29	5,221	54.00
Real estate – Commercial	4,740	19.70	2,594	15.90	2,121	15.10	3,680	17.12	4,298	15.31
Installment & Consumer	1,952	12.67	860	11.35	483	9.00	1,432	7.97	1,264	8.69
Unallocated	2,540	n/a	2,053	n/a	1,906	n/a	1,471	n/a	2,449	n/a

Total	$27,123	100.00%	$19,464	100.00%	$17,447	100.00%	$17,942	100.00%	$17,771	100.00%

(1)	Represents percentage of loans in each category to total loans.

NONINTEREST EXPENSE
The following table sets forth information by category of noninterest expense for the years indicated:

(dollars in thousands)	2002	2001	2000

Salaries and employee benefits	$24,675	$23,111	$20,832
Net occupancy expense	6,367	6,588	7,000
Equipment expense	2,942	3,469	3,070
Legal and professional fees	4,740	4,147	4,043
Advertising and promotion	2,716	2,997	2,436
Stationery and supplies	1,034	1,004	1,002
Provision for other real estate owned losses	500	150	243
Deposit insurance premiums	201	227	512
Other	9,443	8,902	7,541

Total	$52,618	$50,595	$46,679

Efficiency ratio	57.37%	59.33%	64.89%

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

SEGMENTS DISCUSSION
The Company’s business segments are Retail Banking, Wholesale Banking, Treasury and All Others. Retail Banking is made up of retail deposits, mortgage banking and consumer lending activities. Wholesale Banking consists of wholesale deposits, commercial real estate lending, corporate lending and the specialized lending functions of the Bank. The Treasury segment is responsible for managing the Company’s investment securities portfolio and borrowing. The All Other segment consists of the administrative support of the Bank, transactions of CB Bancshares, Inc. (the “Parent Company”), and subsidiaries of the Parent Company and Bank. See Note V of Notes to the Consolidated Financial Statements for financial information on segments.

Retail banking net interest income is made up of interest income from revolving real estate, residential real estate and consumer loans, partially offset by the interest expense on retail deposits. Wholesale banking net interest income is made up of interest income from commercial and industrial, real-estate construction, and commercial real estate loans, partially offset by the interest expense on wholesale deposits. Treasury net interest income is derived from the interest income on investment securities, partially offset by the interest expense on short- and long-term borrowings.

Intersegment net interest income is allocated based on the net funding needs of each segment and applying an interest credit or charge based on an internal cost of capital. Other operating income(expense) is the non-interest income and expense designated to Retail Banking, Wholesale Banking, Treasury, and All Other. Administrative overhead allocates the non-interest income/(expense) from the All Other non-banking function segment to the other three segments, Retail Banking, Wholesale Banking and Treasury.

Assets are composed of cash, investments, loans, and fixed and other assets. Loan balances and any corresponding allowance for credit losses are allocated based on loan product types. Fixed assets are allocated by location and function within the Company.

The Company continues to enhance its segment reporting process methodologies for assigning balance sheet and income statement items to the appropriate operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The Company defines its segments by product and service type.

Allocated net income for Retail Banking segment increased by $3.4 million, or 20.5%, in 2002 as compared to 2001. This was primarily due to an increase in net interest income of $4.0 million, or 9.6%. This increase was due to higher net interest margin in 2002. This was partially offset by an increase in the provision for credit losses of $502,000, or 16.9%, for 2002 as compared to 2001.

Allocated net loss for Wholesale Banking increased by $1.3 million, or 45.9%, in 2002 as compared to 2001. This was primarily due to increases in the provision for credit losses of $3.0 million, or 21.1%, and noninterest expense of $2.2 million, or 18.7%, and a decrease in net interest income of $1.6 million, or 5.4%, partially offset by a decrease in intersegment net interest expense of $5.0 million, or 187.3%.

Allocated net income for Treasury increased by $5.2 million, or 362.7%. This was primarily a result of a decrease in noninterest expense of $8.7 million, or 210.3%, partially offset by the decrease of intersegment net interest income of $4.5 million, or 216.5%, in 2002 compared to 2001.

Allocated net loss for the All Other segment decreased by $41,000, or 2.8%. This was primarily the result of a decrease in non-interest expense of 7.4%, partially offset by an increase in the administrative overhead expense allocation of 8.2%.

LOAN PORTFOLIO
Total loans at December 31, 2002 decreased to $1,068.7 million, a $128.6 million, or 10.7%, decrease from the previous year-end. The decrease in total loans was primarily due to a decrease in residential mortgage loans.

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

(in thousands)	2002	2001	2000	1999	1998

Commercial and financial	$225,971	$229,824	$246,877	$224,660	$191,128
Real estate – construction	52,538	52,750	26,237	15,096	25,453
Real estate – residential mortgage	444,246	588,525	693,068	621,200	531,623
Real estate – commercial mortgage	210,512	190,328	192,194	196,810	150,690
Installment and consumer	135,415	135,901	114,562	91,647	85,562

	$1,068,682	$1,197,328	$1,272,938	$1,149,413	$984,456

Commercial and financial Loans outstanding in this category comprise 21.1% of total loans, or $226.0 million, a decrease of $3.9 million, or 1.7%, below year-end 2001. Loans in this category are primarily loans to small- and medium-sized businesses and professionals doing business in Hawaii. Cash flow from the borrower’s business is typically regarded as the principal source of repayment, although the Bank’s underwriting policy and practice generally requires collateral as an additional source of repayment, including real estate, where possible, as well as equipment, receivables and personal assets or guarantees as deemed necessary. Risks of credit losses are greater in this loan category relative to other secured loans, such as commercial and residential mortgages, where, generally, a greater percentage of the loan amount is covered by collateral. Any collateral or guarantees obtained mitigates such risk.

Real estate – construction Loans in this category comprise 4.9% of total loans, or $52.5 million, virtually unchanged from year-end 2001. For construction loans, each project is evaluated independently for economic viability, while maximum loan-to-value ratios of 80% are generally required. A construction loan poses higher credit risks than a typical secured loan due to the risk that the project will not be completed on time and within budget. Consideration of the ability and reputation of the developer and monitoring of a project during the construction phase are undertaken to mitigate the increased risk in construction lending.

Real estate – residential mortgage Loans in this category comprise 41.6% of total loans, or $444.2 million, at December 31, 2002, a decrease of $144.3 million, or 24.5%, below year-end 2001. The decreasing balances are primarily the result of the low interest rate environment which provides an incentive to borrowers to refinance existing loans at lower rates. Prepayments are expected to continue until interest rates increase to the point that refinance activity is not cost-effective for borrowers. The Bank allows a maximum loan-to-value ratio of 80% for residential mortgage loans, although higher levels are permitted with mortgage insurance. First mortgage loans secured by residential properties typically represent a moderate credit risk and the improved residential real estate market is expected to have a positive effect on reducing credit losses. Mortgage loans on one-to-four family residential loans have the lowest credit risk and amounted to $430.3 million at December 31, 2002. Additional information on residential mortgage loans at December 31, 2002 is presented below:

		Weighted	Weighted
	At	Average	Average
	December 31, 2002	Coupon	Maturity

Fixed	$248,632	7.83%	22.4 months
Adjustable	$195,614	6.46%	23.8 months

	$444,246

Real estate – commercial mortgage Loans in this category comprise 19.7% of total loans, an increase of $20.2 million, or 10.6%, from year-end 2001. These loans consist primarily of loans secured by office and industrial buildings and warehouses located in Hawaii. Loans secured by commercial property carry a greater risk than loans secured by residential property as they are typically less marketable than residential properties. Commercial property also has rental income risk and are subject to market and interest rate conditions. The Bank utilizes property inspections, rental projections and analysis of market conditions to mitigate risk in these loans.

Installment and consumer Loans in this category comprise 12.7% of total loans, or $135.4 million, almost unchanged from year-end 2001, and consist primarily of automobile and other revolving consumer credits, including home equity lines of credit. For consumer loans, credit risk is managed on a pooled basis including an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience. Consumer loans represent a moderate credit risk. However, the average loan size is modest and risk is diversified among many borrowers. The Bank utilizes credit-scoring systems for most of its consumer loans which offer the ability to modify credit exposure based on the Bank’s risk tolerance and loss experience.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the contractual maturities of the Company’s loan portfolio by category (excluding “real estate-mortgage” and “installment and consumer”) at December 31, 2002. Demand loans are included as due within one year:

		After 1 but
(in thousands)	Within 1 year	Within 5 years	After 5 years	Total

Commercial and financial	$102,522	$87,908	$35,541	$225,971
Real estate - construction	14,966	37,029	543	52,538

	$117,488	$124,937	$36,084	$278,509

The following table sets forth the interest rate sensitivity of the above amounts due after one year at December 31, 2002:

(in thousands)	Fixed Rate	Variable Rate	Total

After 1 but within 5 years	$70,341	$54,596	$124,937
After 5 years	36,084	—	36,084

	$106,425	$54,596	$161,021

RISK ELEMENTS IN LENDING ACTIVITIES

Nonperforming (nonaccrual) assets and past due and restructured loans at December 31 are reflected below for the years indicated:

(dollars in thousands)	2002	2001	2000	1999	1998

Nonperforming loans:
Commercial	$5,190	$7,034	$6,268	$1,831	$1,291
Real estate:
Commercial	4,152	2,438	3,030	518	933
Residential	3,219	6,174	5,827	8,992	10,803

Total real estate loans	7,371	8,612	8,857	9,510	11,736

Consumer	169	148	—	441	240

Total nonperforming loans	12,730	15,794	15,125	11,782	13,267
Other real estate owned	2,193	4,674	3,458	6,385	8,583

Total nonperforming assets	$14,923	$20,468	$18,583	$18,167	$21,850

Past due loans:
Commercial	$—	$—	$975	$96	$2,433
Real estate	72	2,190	473	3,481	3,602
Consumer	860	1,464	1,256	592	381

Total past due loans(1)	$932	$3,654	$2,704	$4,169	$6,416

Restructured loans:
Commercial	$—	$2,214	$4,153	$4,440	$—
Real estate:
Commercial	—	—	—	1,231	1,284
Residential	2,919	8,629	11,730	11,280	11,108

Total restructured loans(2)	$2,919	$10,843	$15,883	$16,951	$12,392

Nonperforming assets to total loans and other real estate owned (end of year):
Excluding 90 days past due accruing loans	1.28%	1.64%	1.42%	1.57%	2.01%
Including 90 days past due accruing loans	1.36%	1.93%	1.63%	1.93%	2.60%
Nonperforming assets to total assets (end of year):
Excluding 90 days past due accruing loans	0.89%	1.29%	1.08%	1.12%	1.53%
Including 90 days past due accruing loans	0.95%	1.52%	1.24%	1.38%	1.98%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans decreased to $12.7 million at December 31, 2002, a decrease of $3.1 million, or 19.4%, below the $15.8 million at year-end 2001. The decrease in nonperforming loans was primarily due to a $3.0 million decrease in the residential real estate loan category. At December 31, 2002, other real estate owned (net of valuation allowance) amounted to $2.2 million, a decrease of $2.5 million, or 53.1%, from the prior year-end. The decrease was primarily due to a $1.0 million residential property sold in 2002.

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

Interest on non-accrual loans that would have been recorded in 2002 had such loans been performing in accordance with their original terms was $1.2 million. The amount of interest on non-accrual loans that was included in net income in 2002 was $711,000.

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

At December 31, 2002, there were nine long-term FHLB advances totaling $223.0 million, callable after initial lockout periods, that range between February 2003 and August 2006.

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

	0-90	91-180	181-365	1-5	Over 5	Non-rate
(in thousands)	Days	days	days	Years	years	sensitive	Total

Assets:
Investment and mortgage/ asset-backed securities and interest-bearing deposits in other banks	$120,677	$55,699	$34,878	$99,600	$60,594	$—	$371,448
Federal funds sold	20,525	—	—	—	—	—	20,525
Commercial loans	120,491	5,037	8,795	74,819	881	—	210,023
Real estate loans	117,143	98,002	151,608	378,442	41,917	—	787,112
Consumer loans	58,947	8,135	11,457	55,127	3,039	—	136,705
Other assets	—	—	—	—	—	148,545	148,545

Total assets	$437,783	$166,873	$206,738	$607,988	$106,431	$148,545	$1,674,358

Liabilities and stockholders’ equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$—	$212,140	$212,140
Time and savings deposits	378,020	97,621	67,737	107,252	300,457	—	951,087
Short-term borrowings	10,400	—	—	—	—	—	10,400
Long-term debt	3	20,002	40,006	146,253	113,143	—	319,407
Other liabilities	—	—	—	—	—	30,315	30,315
Stockholders’ equity	—	—	—	—	—	151,009	151,009

Total liabilities and stockholders’ equity	$388,423	$117,623	$107,743	$253,505	$413,600	$393,464	$1,674,358

Interest rate sensitivity gap	$49,360	$49,250	$98,995	$354,483	$ (307,169)	$ (244,919)	$—
Cumulative interest rate sensitivity gap	$49,360	$98,610	$197,605	$552,088	$244,919	$—	$—

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

Interest rate options at December 31, 2002, 2001 and 2000 consisted of the following:

	2002		2001		2000

		Estimated		Estimated		Estimated
	Notional	Fair	Notional	Fair	Notional	Fair
(in thousands)	Amount	Value	Amount	Value	Amount	Value

Caps	$—	$ nil	$50,000	$ nil	$50,000	$30
Options	30,000	(217)	5,000	(40)	10,000	42

Total interest rate options	$30,000	$(217)	$55,000	$(40)	$60,000	$72

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

CONSOLIDATED STATEMENTS OF INCOME

CB Bancshares, Inc. and Subsidiaries

	Years ended December 31,
(in thousands, except per share data)	2002	2001	2000

Interest income:
Interest and fees on loans	$89,752	$108,712	$108,695
Interest and dividends on investment and mortgage/asset-backed securities:
Taxable interest income	13,478	15,260	19,597
Nontaxable interest income	1,557	1,553	1,551
Dividends	1,971	2,278	2,104
Other interest income	187	451	525

Total interest income	106,945	128,254	132,472

Interest expense:
Deposits (Note G)	18,098	39,438	47,104
FHLB advances and other short-term borrowings	672	5,095	11,370
Long-term debt	11,522	12,915	13,004

Total interest expense	30,292	57,448	71,478

Net interest income	76,653	70,806	60,994
Provision for credit losses (Note D)	17,110	13,628	7,539

Net interest income after provision for credit losses	59,543	57,178	53,455

Noninterest income:
Service charges on deposit accounts	4,345	3,811	2,900
Other service charges and fees	6,784	4,897	4,063
Net realized losses on sales of securities (Notes B and S)	(1,765)	(169)	(421)
Net gains on sales of loans	1,493	2,060	537
Impairment of asset-backed securities (Note A)	(1,399)	(10,642)	—
Other (Note M)	3,357	2,860	2,945

Total noninterest income	12,815	2,817	10,024

Noninterest expense:
Salaries and employee benefits (Note Q)	24,675	23,111	20,832
Net occupancy expense (Note F)	6,367	6,588	7,000
Equipment expense (Note F)	2,942	3,469	3,070
Other (Note K)	18,634	17,427	15,777

Total noninterest expense	52,618	50,595	46,679

Income before income taxes	19,740	9,400	16,800
Income tax expense (Note L)	6,258	3,250	5,582

NET INCOME	$13,482	$6,150	$11,218

Per share data (Note R):
Basic	$3.49	$1.60	$2.88
Diluted	$3.43	$1.58	$2.88

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

CB Bancshares, Inc. and Subsidiaries

					Unreleased	Accumulated
			Additional		Shares to	Other
	Common Stock		Paid-In	Retained	Employee	Comprehensive
(in thousands, except per share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total

Year ended December 31, 2002:
Balance at January 1, 2002	3,506	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income
Net income	—	—	—	13,482	—	—	13,482
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	5,653	5,653

Total comprehensive income	—	—	—	13,482	—	5,653	19,135

Cash dividends:
$0.44 per share	—	—	—	(1,649)	—	—	(1,649)
Options exercised	182	182	4,950	—	—	—	5,132
Stock dividend	362	362	13,448	(13,868)	—	—	(58)
Cancelled and retired shares	(152)	(152)	(5,514)	—	—	—	(5,666)
Unreleased ESOP shares	—	—	—	—	353	—	353

Balance at December 31, 2002	3,898	$3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009

Year ended December 31, 2001:
Balance at January 1, 2001	3,189	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162
Comprehensive income:
Net income	—	—	—	6,150	—	—	6,150
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	7,859	7,859

Total comprehensive income	—	—	—	6,150	—	7,859	14,009

Cash dividends:
$0.43 per share	—	—	—	(1,441)	—	—	(1,441)
Options exercised	8	8	191	—	—	—	199
Stock dividend	318	318	10,907	(11,279)	—	—	(54)
Cancelled and retired shares	(9)	(9)	(265)	—	—	—	(274)
Unreleased ESOP shares	—	—	—	—	(1,839)	—	(1,839)

Balance at December 31, 2001	3,506	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762

Year ended December 31, 2000:
Balance at January 1, 2000	3,255	$3,255	$56,219	$62,159	$—	$(6,942)	$114,691
Comprehensive income:
Net income	—	—	—	11,218	—	—	11,218
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	37	37

Total comprehensive income	—	—	—	11,218	—	37	11,255

Cash dividends:
$0.34 per share	—	—	—	(1,093)	—	—	(1,093)
Cancelled and retired shares	(66)	(66)	(1,625)	—	—	—	(1,691)

Balance at December 31, 2000	3,189	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CB Bancshares, Inc. and Subsidiaries

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Instruments and Hedging Activities. The Company uses interest rate swaps, caps and floors to modify the interest rate characteristics of certain assets and liabilities. The Company documents the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. To qualify for hedge accounting, the derivative instruments that are designated as fair value or cash flow hedges are linked to specific assets and/or liabilities on the balance sheet. Additionally, the Company assesses on an ongoing basis, whether the derivative instruments are highly effective in offsetting changes in fair values or cashflows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting would be discontinued. The interest rate swap contracts that were designated as a hedge at inception are still highly effective based on the Company’s ongoing assessments.

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

The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. As of December 31, 2002 and 2001, all of the Company’s embedded derivatives are considered clearly and closely related to the host contract and therefore are not required to be separated from their host contract

On January 1, 2001, the Company recorded the cumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in its identified fair value hedges that were employed at the time. A transition adjustment of $263,000 associated with establishing fair values of the derivative instruments and hedged items on the balance sheet was recorded in investment securities.

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

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

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

	Held to Maturity		Available for Sale

	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$5,362	$5,421	$—	$—
Due 1 to 5 years	99,895	100,794	5,125	5,462
Due 5 to 10 years	5,600	5,707	9,184	9,933
Due > 10 years	—	—	43,190	44,569

Mortgage/asset-backed securities	1,156	1,216	159,866	168,371

Total	$112,013	$113,138	$217,365	$228,335

Proceeds from sales of securities available-for-sale during 2002, 2001, and 2000 were $63,493,000, $54,607,000, and $7,227,000, respectively. These sales resulted in gross realized gains of $175,003, $1,075,000, and $0, respectively, and gross realized losses of $12,170, $1,000 and $421,000, respectively.

NOTE C - LOANS

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

NOTE F - PREMISES AND EQUIPMENT

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

NOTE G - DEPOSITS

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

NOTE H - SHORT-TERM BORROWINGS

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

NOTE I - LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 consisted of the following:

(in thousands)	2002	2001

Advances from the FHLB	$319,407	$214,424

Total long-term debt	$319,407	$214,424

The advances from the FHLB bear interest at rates ranging from 1.22% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of $47,326,000 and nil, and loans of $458,670,000 and $497,119,000 in 2002 and 2001, respectively. FHLB advances are under credit line agreements of $416,450,000 and $412,351,000 in 2002 and 2001, respectively. At December 31, 2002, FHLB advances aggregating $223.0 million are callable, on a quarterly basis, after initial lockout periods. These initial lockout periods range from February 2003 to August 2006. Aggregate maturities of long-term advances from the FHLB as of December 31, 2002 were as follows:

(in thousands)

2003	$60,000
2004	31,200
2005	—
2006	5,000
2007	110,000
Thereafter	113,207

Total	$319,407

NOTE J - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

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

NOTE K - OTHER NONINTEREST EXPENSE

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

NOTE L - INCOME TAXES

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

NOTE M - DEFERRED GAIN

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

NOTE N - RISK MANAGEMENT ACTIVITIES

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

Interest rate lock commitments issued on residential mortgage loans expose the Company to interest rate risk, which is economically hedged with options. These derivatives are carried at fair value with changes in fair value recorded as a component of noninterest income in the consolidated statement of income.

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

NOTE O - CREDIT-RELATED INSTRUMENTS

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

NOTE P - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings arising from normal business activities. While the results of these proceedings cannot be predicted with certainty, management believes, based on advice of counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Company’s consolidated financial position or results of operations.

NOTE Q - EMPLOYEE BENEFIT PLANS

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

The following table presents information on options outstanding under the SCP and DSOP described above:

	Options Outstanding			Options Exercisable

		Wtd. Avg.
	Options	Remaining	Weighted Average	Options	Weighted Average
Grant Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$20.24 - $22.06	11,935	7.32	$20.24	11,935	$20.24
$22.07 - $23.88	36,950	6.80	$23.18	36,950	$23.18
$23.89 - $25.70	64,026	7.21	$24.66	64,026	$24.66
$25.71 - $27.53	1,390	3.00	$25.85	1,390	$25.85
$27.54 - $29.35	18,966	7.21	$28.43	18,966	$28.43
$29.36 - $31.17	3,236	1.80	$30.76	3,236	$30.76
$32.99 - $34.81	18,700	9.32	$34.40	18,700	$34.40
$34.82 - $36.63	71,343	4.96	$35.46	71,343	$35.46
$36.64 - $38.45	81,610	9.43	$38.45	—	—

	308,156	7.29	$31.36	226,546	$28.80

Transactions involving stock options are summarized as follows:

	Stock Options	Weighted Average
Description	Outstanding	Exercise Price

Balance at December 31, 1999	235,284	$29.59
Granted	109,505	$22.95
Forfeited	(32,065)	$21.41

Balance at December 31, 2000	312,724	$27.29
Granted	115,555	$25.05
Forfeited	(13,794)	$27.92
Exercised	(9,075)	$21.95

Balance at December 31, 2001	405,410	$26.75
Granted	102,290	$37.67
Forfeited	(1,543)	$38.45
Exercised	(198,001)	$25.09

Balance at December 31, 2002	308,156	$31.36

Upon the occurrence of a reorganization event, as defined in the SCP, the Committee may, in its discretion, provide that the options granted shall be terminated unless exercised within 30 days of notice and advance the exercise dates of any, or all, outstanding options.

NOTE R - STOCKHOLDERS’ EQUITY

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

			For Capital Adequacy
	Actual		Purposes		To Be Well-Capitalized
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2002:
Tier 1 capital (to risk weighted assets):
Consolidated	$147,122	12.19%	$48,264	4.00%	$	n/a	n/a	%
Bank	140,197	11.63	48,204	4.00		72,307	6.00
Total capital (to risk weighted assets):
Consolidated	162,381	13.46	96,527	8.00		n/a	n/a
Bank	155,438	12.90	96,409	8.00		120,511	10.00
Tier 1 capital (to average assets):
Consolidated	147,122	9.03	65,138	4.00		n/a	n/a
Bank	140,197	8.59	65,261	4.00		81,576	5.00
December 31, 2001:
Tier 1 capital (to risk weighted assets):
Consolidated	$135,528	11.32%	$47,878	4.00%	$	n/a	n/a	%
Bank	131,225	10.96	47,884	4.00		71,826	6.00
Total capital (to risk weighted assets):
Consolidated	150,580	12.58	95,755	8.00		n/a	n/a
Bank	146,279	12.22	95,768	8.00		119,710	10.00
Tier 1 capital (to average assets):
Consolidated	135,528	8.31	65,211	4.00		n/a	n/a
Bank	131,225	8.01	65,566	4.00		81,957	5.00

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

Earnings Per Share. The table below presents the information used to compute basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Numerator:
Net income	$13,482,000	$6,150,000	$11,218,000

Denominator:
Weighted average shares outstanding	3,867,161	3,840,879	3,897,635
Effect of dilutive securities-stock options	68,135	51,094	800

Adjusted weighted average shares outstanding, assuming dilution	3,935,296	3,891,973	3,898,435

Earnings per share - basic	$3.49	$1.60	$2.88
Earnings per share - assuming dilution	$3.43	$1.58	$2.88

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

NOTE S - OTHER COMPREHENSIVE INCOME (LOSS)

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

NOTE T - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE U - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)

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

NOTE V - SEGMENT INFORMATION

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements as described in Note A.

The Company’s business segments are defined as Retail Banking, Wholesale Banking, Treasury and All Other. Retail Banking is made up of retail deposits, mortgage banking and consumer lending activities. Wholesale Banking consists of wholesale deposits, commercial real estate lending, corporate lending and the specialized lending functions of the Bank. The Treasury segment is responsible for managing the Company’s investment securities portfolio and borrowing. The All Other segment consists of the administrative support of the Bank, transactions of the parent company, CB Bancshares, Inc., and subsidiaries of the Company and Bank.

Retail banking net interest income is made up of interest income from revolving real estate, residential real estate and consumer loans, partially offset by the interest expense on retail deposits. Wholesale banking net interest income is made up of interest income from commercial and industrial, real-estate construction, and commercial real estate loans, partially offset by the interest expense on wholesale deposits. Treasury net interest income is derived from the interest income on investment securities the Bank has in its possession, partially offset by the interest expense on short- and long-term borrowings.

Intersegment net interest income is allocated based on the net funding needs of each segment and applying an interest credit or charge based on an internal cost of capital.

Other operating income (expense) is the non-interest income and expense designated to Retail Banking, Wholesale Banking, Treasury, and All Other.

Administrative overhead allocates the non-interest income/(expense) from the All Other non-banking function segment to the other three segments, Retail Banking, Wholesale Banking and Treasury.

Assets are composed of cash, investments, loans, and fixed and other assets. Loan balances and any corresponding allowance for credit losses are allocated based on loan product types. Fixed assets are allocated by location and function within the Company.

The Company continues to enhance its segment reporting process methodologies. These methodologies assign certain balance sheet and income statement items to the responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

Independent Auditor’s Report

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Income - For years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) - For years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows - For years ended December 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

(b) EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into this Report:

Exhibit No.	Description

3.1	Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

3.2	By-laws of CB Bancshares, Inc., incorporated by reference to Exhibits 3.2 and 3.3 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

4.0	No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4.1	Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).

4.2	Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).

4.3	Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

4.4	Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

4.5	Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No.3, filed on March 25, 1999.

10.1	Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant’s Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on December 9, 1995. *

10.2	Form of Stock Option Agreement incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 1, 1996. *

10.4	Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

10.5	Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan Association, Limited, is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 15, 2001.

10.6	Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home Loan Bank of Seattle is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 15, 2001.

10.7	Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant’s Registration Statement on Form S-8, Registration No. 333-81279, filed on June 22, 1999. *

10.8	Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2000. *

10.9	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and Island Insurance Co., Ltd, is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2001.

10.10	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Health and Welfare Fund is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 15, 2001.

10.11	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Pension Fund is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 15, 2001.

10.12	Supplemental Executive Retirement Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.13	Supplemental Executive Retirement Agreement for Richard C. Lim is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.14	Supplemental Executive Retirement Agreement for Dean K. Hirata is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.15	Supplemental Executive Retirement Agreement for Warren K. Kunimoto is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 13, 2002.

Exhibit No.	Description

10.16	Supplemental Executive Retirement Agreement for Jasen H. Takei is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.17	CB Bancshares, Inc. Executive Compensation Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q filed on November 12, 2002.

16	Letter re: change in certifying accountant, incorporated by reference to Exhibit 16 to Registrant’s Form 10-K filed on March 15, 2000.

18	Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant’s Form 10-K filed on March 15, 2000.

21	Subsidiaries of the Registrant incorporated by reference to Exhibit 21 to Registrant’s Form 10-K filed on March 12, 2003.

23	Consent of experts and counsel.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 7, 2003	CB BANCSHARES, INC.

/s/ Ronald K. Migita

Ronald K. Migita, President and
Chief Executive Officer

/s/ Dean K. Hirata

Dean K. Hirata, Senior Vice President and
Chief Financial Officer / Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: November 7, 2003

/s/ Donald J. Andres	/s/ Tomio Fuchu

Donald J. Andres, Director	Tomio Fuchu, Vice Chairman and Director

/s/ Duane K. Kurisu	/s/ Colbert M. Matsumoto

Duane K. Kurisu, Director	Colbert M. Matsumoto, Director

/s/ Ronald K. Migita	/s/ Calvin K. Y. Say

Ronald K. Migita, President, Chief Executive Officer and Director	Calvin K. Y. Say, Director

/s/ Mike K. Sayama	/s/ Lionel Y. Tokioka

Mike K. Sayama, Director	Lionel Y. Tokioka, Chairman of the Board and Director

/s/ Maurice H. Yamasato	/s/ Dwight L. Yoshimura

Maurice H. Yamasato, Director	Dwight L. Yoshimura, Director

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

3.2	By-laws of CB Bancshares, Inc., incorporated by reference to Exhibits 3.2 and 3.3 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

4.0	No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4.1	Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).

4.2	Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).

4.3	Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

4.4	Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

4.5	Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No.3, filed on March 25, 1999.

10.1	Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant’s Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on December 9, 1995. *

10.2	Form of Stock Option Agreement incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 1, 1996. *

10.4	Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

10.5	Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan Association, Limited, is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 15, 2001.

10.6	Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home Loan Bank of Seattle is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 15, 2001.

10.7	Director Stock Option Plan, incorporated by reference to Exhibit 4 filed with the Registrant’s Registration Statement on Form S-8, Registration No. 333-81279, filed on June 22, 1999. *

10.8	Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2000. *

10.9	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and Island Insurance Co., Ltd, is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2001.

10.10	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Health and Welfare Fund is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 15, 2001.

10.11	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Pension Fund is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 15, 2001.

10.12	Supplemental Executive Retirement Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.13	Supplemental Executive Retirement Agreement for Richard C. Lim is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.14	Supplemental Executive Retirement Agreement for Dean K. Hirata is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.15	Supplemental Executive Retirement Agreement for Warren K. Kunimoto is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 13, 2002.

Exhibit	Description

10.16	Supplemental Executive Retirement Agreement for Jasen H. Takei is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.17	CB Bancshares, Inc. Executive Compensation Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q filed on November 12, 2002.

16	Letter re: change in certifying accountant, incorporated by reference to Exhibit 16 to Registrant’s Form 10-K filed on March 15, 2000.

18	Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant’s Form 10-K filed on March 15, 2000.

21	Subsidiaries of the Registrant incorporated by reference to Exhibit 21 to Registrant’s Form 10-K filed on March 12, 2003.

23	Consent of experts and counsel.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.