Form 10-Q/A
period 2003-03-31
CB BANCSHARES INC/HI
filed 2003-11-07
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
AMENDMENT No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for CB Bancshares, Inc., (the “Company”) for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on May 9, 2003 is being filed to amend the text of Item 2 and Notes A and C to the Consolidated Financial Statements included in Item 1 of the Company’s 10-Q as follows:

•	to include additional disclosure regarding loan loss allowances under the caption “Critical Accounting Policies” in the “Management’s Discussion and Analysis” section;

•	to include additional disclosure related to the segment information under Note C of Notes to the Consolidated Financial Statements; and

•	to include additional disclosure related to FASB Interpretation No. 45 in Note A of Notes to the Consolidated Financial Statements and in the “Liquidity and Capital Resources” section in “Management’s Discussion and Analysis”.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 in the form filed with the Securities and Exchange Commission on May 9, 2003. These other disclosures as originally included in the Company’s 10-Q are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such disclosures as originally filed, except as expressly noted herein, this report contains disclosures as of the date of the original filing, and the Company has not updated the disclosures in this report to reflect events subsequent to the original filing date, May 9, 2003. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing date. All information contained in this Amendment may be updated or supplemented by disclosures contained in the Company’s reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Unreleased
				Shares to	Accumulated
				Employee	Other
				Stock	Compre-
	Common	Additional	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Paid-In Capital	Earnings	Plan	Income	Total

Three months ended March 31, 2003:
Balance at January 1, 2003	$3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009
Comprehensive income:
Net income	—	—	3,972	—	—	3,972
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	(605)	(605)

Total comprehensive income	—	—	3,972	—	(605)	3,367

Cash dividends ($0.11 per share)	—	—	(430)	—	—	(430)
Options exercised	19	518	—	—	—	537
Repurchased, cancelled and retired shares	—	(12)	—	—	—	(12)
ESOP shares	—	17	—	38	—	55

Balance at March 31, 2003	$3,917	$78,834	$67,221	$(1,448)	$6,002	$154,526

Three months ended March 31, 2002:
Balance at January 1, 2002	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income:
Net income	—	—	3,536	—	—	3,536
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	(444)	(444)

Total comprehensive income	—	—	3,536	—	(444)	3,092

Cash dividends ($0.11 per share)	—	—	(384)	—	—	(384)
Options exercised	4	99	—	—	—	103
Repurchased, cancelled and retired shares	(21)	(655)	—	—	—	(676)
ESOP shares	—	—	—	40	—	40

Balance at March 31, 2002	$3,489	$64,871	$68,866	$(1,799)	$510	$135,937

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

SFAS No. 148. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 was issued. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As allowed by SFAS No. 123 (as amended by SFAS No. 148), the Company has elected to continue to apply the intrinsic value-based method of accounting. The following table illustrates the effect on net income and earnings per share if the Company had previously completed the transition and had fully applied these new accounting standards:

	Three months ended
	March 31,
(in thousands, except per share data)	2003	2002

Net income:
As reported	$3,972	$3,536
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(151)

Proforma	$3,927	$3,385
Earnings per share:
Basic – as reported	$1.03	$0.93
Basic – pro forma	$1.02	$0.89
Diluted – as reported	$1.01	$0.91
Diluted – pro forma	$1.00	$0.87

The fair value of each option grant is estimated on the grant date using the Black-Scholes options-pricing model. The weighted average fair value of options granted during 2002 and 2001, which would impact the net income as reported for the year ended March 31, 2003 and 2002, was $8.77 and $9.82, respectively. For grants in 2002 and 2001, the following weighted average assumptions were used; expected dividend of 1.03% and 1.25%, expected volatility of 19.00% and 23.00%, risk-free interest rate of 5.55% and 4.55% and expected life of 5.0 years and 6.0 years.

FASB Interpretation No. 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation provides disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of the Interpretation on January 1, 2003 did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s business segments are defined as Retail Banking, Wholesale Banking, Treasury and All Other. Retail Banking is made up of retail deposits, mortgage banking and consumer lending activities. Wholesale Banking consists of wholesale deposits, commercial real estate lending, corporate lending and the specialized lending functions of the Bank. The Treasury segment is responsible for managing the Company’s investment securities portfolio and borrowing. The All Other segment consists of the administrative support of the Bank, transactions of the Parent Company, CB Bancshares, Inc., and subsidiaries of the Parent Company and Bank.

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

Intersegment net interest income is allocated based on the net funding needs of each segment and applying an interest credit or charge based on an internal cost of capital. Other operating income(expense) is the non-interest income and expense designated to Retail Banking, Wholesale Banking, Treasury, and All Other. Administrative overhead allocates the non-interest income (expense) from the All Other non-banking function segment to the other three segments, Retail Banking, Wholesale Banking and Treasury.

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

The Allowance consists of allocated and unallocated allowances. The allocated allowances relate to specific allowances for individual loans, pooled graded loans and loan concentrations, and homogeneous loans (e.g., consumer loans, residential mortgage loans). The Company has established and adopted a loan grading system in which loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis based on performance and collateral. The allocated allowances also include a percentage factor for homogenous pools of loans taking into account the Bank’s historical losses as well as the present condition, expected performance of each pool and risks inherent in loan concentrations in certain industries or categories.

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

A comparison of net interest income for the three months ended March 31, 2003 and 2002 is set forth below on a taxable equivalent basis:

	Three Months Ended March 31,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$10,147	$46	1.84%	$1,038	$7	2.73%
Federal funds sold and securities purchased under agreement to resell	42,542	132	1.25	2,729	12	1.78
Taxable investment and mortgage-backed securities	340,169	3,681	4.39	238,823	3,362	5.71
Nontaxable investment securities	30,890	600	7.88	30,954	597	7.82
Loans [1]	1,152,321	20,684	7.28	1,206,934	23,865	8.02

Total earning assets	1,576,069	25,143	6.47	1,480,478	27,843	7.63

Nonearning assets:
Cash and due from banks	42,555			31,041
Premises and equipment	16,588			17,472
Other assets	51,677			51,449
Less allowance for credit losses	(29,300)			(20,887)

Total assets	$1,657,589			$1,559,553

Interest-bearing liabilities:
Savings deposits	$524,031	$930	0.72%	$457,202	$1,624	1.44%
Time deposits	453,044	2,553	2.29	525,913	3,495	2.70
Short-term borrowings	9,668	43	1.80	36,447	311	3.46
Long-term debt	322,004	3,105	3.91	234,688	2,765	4.78

Total interest-bearing deposits and liabilities	1,308,747	6,631	2.05	1,254,250	8,195	2.65

Noninterest-bearing liabilities:
Demand deposits	171,569			145,593
Other liabilities	24,505			24,860

Total liabilities	1,504,821			1,424,703
Stockholders’ equity	152,768			134,850

Total liabilities and stockholders’ equity	$1,657,589			$1,559,553

Net interest income and margin on total earning assets		18,512	4.76%		19,648	5.38%

Taxable equivalent adjustment		(210)			(209)

Net interest income		$18,302			$19,439

(1)  Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 2003, December 31, 2002 and March 31, 2002 follows:

	March 31,	December 31,	March 31,
(dollars in thousands)	2003	2002	2002

Nonperforming assets:
Nonperforming loans:
Commercial	$4,489	$5,190	$5,341
Real estate:
Commercial	3,906	4,152	3,719
Residential	3,105	3,219	6,121

Total real estate loans	7,011	7,371	9,840
Consumer	159	169	150

Total nonperforming loans	11,659	12,730	15,331

Other real estate owned	771	2,193	3,898

Total nonperforming assets	$12,430	$14,923	$19,229

Past due loans:
Commercial	$14	$—	$1,467
Real estate	—	72	2,440
Consumer	627	860	2,393

Total past due loans (1)	$641	$932	$6,300

Restructured:
Commercial	$—	$—	$2,214
Real estate - residential	3,552	2,919	8,188

Total restructured loans (2)	$3,552	$2,919	$10,402

Nonperforming assets to total loans and other real estate owned (end of period):
Excluding 90 days past due accruing loans	1.08%	1.28%	1.63%
Including 90 days past due accruing loans	1.13%	1.36%	2.16%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	0.75%	0.89%	1.25%
Including 90 days past due accruing loans	0.79%	0.95%	1.66%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

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

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses is based upon management’s judgment as to the adequacy of the allowance for credit losses (the “Allowance”) to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. (See additional discussion under “Allowance for Credit Losses” of “Critical Accounting Policies and Estimates.”)

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(dollars in thousands)	2003		2002

Loans outstanding (end of period)	$1,155,137		$1,177,755

Average loans outstanding	$1,152,321		$1,206,934

Balance at beginning of period	$27,123		$19,464

Loans charged-off:
Commercial	695		2,100
Real estate
Commercial	214		—
Residential	163		207
Consumer	1,375		516

Total loans charged-off	2,447		2,823

Recoveries on loans charged-off:
Commercial	1,242		61
Real estate:
Commercial	252		350
Residential	91		19
Consumer	619		178

Total recoveries on loans previously charged-off	2,204		608

Net charge-offs	(243)		(2,215)

Provision charged to expense	4,330		4,868

Balance at end of period	$31,210		$22,117

Net loans charged-off to average loans	0.09	% (1)	0.74	% (1)
Net loans charged-off to allowance for credit losses	3.16	% (1)	40.62	% (1)
Allowance for credit losses to total
loans (end of period)	2.70%		1.88%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	2.68	x	1.44	x
Including 90 days past due accruing loans	2.54	x	1.02	x

(1)    Annualized.

The provision for credit losses was $4.3 million for the quarter ended March 31, 2003, a decrease of $538,000, or 11.1%, over the same period last year. The provision for credit losses in the first quarter of 2003 was largely due to the aftershocks to the local economy and negative impact on the Company’s loan customers stemming from the global instability (i.e., war in Iraq, turmoil in North Korea and the outbreak of SARS).

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

Other income increased $673,000, or 74.8%, for the quarter ended March 31, 2003 over the same period in 2002. The increase in other income was partially due to higher income from the Company’s wholly owned subsidiary, Datatronix. The income from Datatronix was $427,000 in the first quarter of 2003 as compared to $107,000 in the same period in 2002.

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

At any time, the Company has a significant number of outstanding commitments to extend credit. These commitments take the form of approved lines of credit and loans (with terms of up to one year) and letters of credit. At March 31, 2003, loan commitments and guarantees on letters of credit was $277.2 million and $5.9 million, respectively.

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

PART II - OTHER INFORMATION

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

CB BANCSHARES, INC.
(Registrant)

Date November 7, 2003	By	/s/ Dean K. Hirata

Dean K. Hirata Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as 32.1 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002