Form 10-Q
period 2003-09-30
CB BANCSHARES INC/HI
filed 2003-11-12
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]	No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2003 was:

Class	Outstanding

Common Stock, $1.00 Par Value	4,315,057 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	September 30,	December 31,	September 30,
(in thousands)	2003	2002	2002

Assets
Cash and due from banks	$45,762	$75,069	$34,959
Interest-bearing deposits in other banks	1,058	1,214	1,040
Federal funds sold	1,500	20,525	750
Investment securities:
Held-to-maturity	164,529	112,013	111,806
Available-for-sale	309,470	228,335	242,314
FHLB stock	31,184	29,886	29,388
Loans held for sale	82,767	98,568	47,792
Loans, net	1,130,724	1,035,272	1,048,214
Premises and equipment	16,117	16,596	17,155
Other real estate owned	707	2,193	1,431
Accrued interest receivable and other assets	59,140	54,687	53,346

Total assets	1,842,958	1,674,358	1,588,195

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$203,307	$212,140	$164,153
Interest-bearing	978,288	951,087	969,145

Total Deposits	1,181,595	1,163,227	1,133,298

Short-term borrowings	204,400	10,400	45,400
Accrued expenses and other liabilities	26,755	27,595	26,623
Long-term debt	264,394	319,407	229,411
Minority interest in consolidated subsidiary	2,720	2,720	2,720

Total liabilities	1,679,864	1,523,349	1,437,452

Stockholders’ equity:
Common stock	4,315	3,898	3,975
Additional paid-in capital	102,480	78,311	81,261
Retained earnings	51,231	63,679	60,503
Unreleased shares to employee stock ownership plan	(1,364)	(1,486)	(1,712)
Accumulated other comprehensive income, net of tax	6,432	6,607	6,716

Total stockholders’ equity	163,094	151,009	150,743

Total liabilities and stockholders’ equity	$1,842,958	$1,674,358	$1,588,195

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$21,728	$21,967	$63,689	$68,373
Interest and dividends on investment securities:
Taxable interest income	3,481	3,556	9,865	9,720
Nontaxable interest income	386	390	1,160	1,167
Dividends	406	499	1,300	1,472
Other interest income	8	68	227	102

Total interest income	26,009	26,480	76,241	80,834

Interest expense:
Deposits	2,516	4,356	8,918	14,109
Short-term borrowings	365	68	486	551
Long-term debt	2,709	2,833	8,902	8,474

Total interest expense	5,590	7,257	18,306	23,134

Net interest income	20,419	19,223	57,935	57,700
Provision for credit losses	1,150	3,989	6,030	12,959

Net interest income after provision for credit losses	19,269	15,234	51,905	44,741

Noninterest income:
Service charges on deposit accounts	1,175	1,093	3,417	3,190
Other service charges and fees	1,890	1,895	5,369	5,069
Net realized gains (losses) on sales of securities	800	(1,515)	1,007	(1,619)
Net gains on sales of loans	231	696	1,962	1,415
Impairment on asset-backed securities	—	(1,399)	—	(1,399)
Item processing fee income	455	101	1,382	299
Other	472	718	3,861	2,353

Total noninterest income	5,023	1,589	16,998	9,308

Noninterest expense:
Salaries and employee benefits	7,299	6,501	21,862	19,571
Net occupancy expense	1,684	1,627	4,971	4,767
Equipment expense	578	625	1,771	2,185
Unsolicited hostile takeover proposal expenses	1,929	—	6,151	—
Other	4,508	4,092	13,602	12,991

Total noninterest expense	15,998	12,845	48,357	39,514

Income before income taxes	8,294	3,978	20,546	14,535
Income tax expense	2,750	1,257	6,670	4,657

Net income	$5,544	$2,721	$13,876	$9,878

Per share data:
Basic	$1.29	$0.63	$3.25	$2.32
Diluted	$1.25	$0.62	$3.16	$2.28

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$13,876	$9,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,030	12,959
Net realized loss (gains) on sale of loans, investment and mortgage-backed securities	(2,969)	204
Depreciation and amortization	3,688	2,724
Decrease (increase) in accrued interest receivable	(3,473)	310
Decrease in accrued interest payable	(341)	(249)
Loans originated for sale	(371,975)	(143,032)
Sale of loans held for sale	156,789	147,316
Impairment on asset-backed securities	—	1,399
Increase in other assets	(980)	(9,437)
Increase (decrease) in other liabilities	(499)	3,263
Other	(1,656)	(1,303)

Net cash provided by (used in) operating activities	(201,510)	24,032

Cash flows from investing activities:
Net increase (decrease) in deposits in other banks	156	(23)
Net decrease in federal funds sold	19,025	9,905
Purchase of held-to-maturity securities	(163,978)	(106,354)
Proceeds from maturities of held-to-maturity investment securities	109,844	20,420
Purchase of available-for-sale securities	(94,074)	(105,918)
Proceeds from sales of available-for-sale securities	167,790	42,381
Proceeds from sales of FHLB stock	—	4,489
Proceeds from maturities of available-for-sale securities	64,599	30,257
Net decrease (increase) in loans	(88,215)	109,605
Capital expenditures	(1,487)	(1,835)
Proceeds from sales of foreclosed assets	2,863	5,114

Net cash provided by investing activities	16,523	8,041

Cash flows from financing activities:
Net increase (decrease) in deposits	18,368	(5,137)
Net increase (decrease) in short-term borrowings	194,000	(30,700)
Proceeds from long-term debt	—	40,000
Principal payments on long-term debt	(55,013)	(25,013)
Cash dividends paid	(2,455)	(1,221)
Options exercised	766	4,455
Cash in lieu payments on stock dividend	(97)	(58)
Stock repurchase	(12)	(1,962)
Unreleased ESOP shares	122	127

Net cash provided by (used in) financing activities	155,679	(19,509)

Increase (decrease) in cash and due from banks	(29,307)	12,564
Cash and due from banks at beginning of period	75,069	22,395

Cash and due from banks at end of period	$45,762	$34,959

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$18,647	$23,384
Income taxes paid	$5,156	$3,400
Securitization of mortgage loans into mortgage-backed securities classified as available-for-sale	$218,722	$—
Loans transferred to other real estate owned	$960	$2,039

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Unreleased
				Shares to	Accumulated
				Employee	Other
		Additional		Stock	Compre-
	Common	Paid-In	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total

Balance at January 1, 2003	3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009
Comprehensive income
Net income	—	—	13,876	—	—	13,876
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	(175)	(175)

Comprehensive income subtotal	—	—	13,876	—	(175)	13,701

Cash dividends ($0.59 per share)	—	—	(2,455)	—	—	(2,455)
Options exercised	26	740	—	—	—	766
Stock dividend, including cash in lieu of fractional shares	391	23,381	(23,869)	—	—	(97)
Repurchased, cancelled and retired shares	—	(12)	—	—	—	(12)
ESOP shares	—	60	—	122	—	182

Balance at September 30, 2003	4,315	$102,480	$51,231	$(1,364)	$6,432	$163,094

				Unreleased
				Shares to	Accumulated
				Employee	Other
		Additional		Stock	Compre-
	Common	Paid-In	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total

Balance at January 1, 2002	3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income
Net income	—	—	9,878	—	—	9,878
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	5,762	5,762

Comprehensive income subtotal	—	—	9,878	—	5,762	15,640

Cash dividends ($0.33 per share)	—	—	(1,221)	—	—	(1,221)
Options exercised	159	4,296	—	—	—	4,455
Stock dividend, including cash in lieu of fractional shares	362	13,448	(13,868)	—	—	(58)
Repurchased, cancelled and retired shares	(52)	(1,910)	—	—	—	(1,962)
ESOP shares	—	—	—	127	—	127

Balance at September 30, 2002	3,975	$81,261	$60,503	$(1,712)	$6,716	$150,743

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

SFAS No. 146. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 had no material effect on the Company’s consolidated financial statements.

SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 “which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As allowed by SFAS No. 123 (as amended by SFAS No. 148), the Company has elected to continue to apply the intrinsic value-based method of accounting. The following table illustrates the effect on net income and earnings per share if the Company had previously completed the transition and had fully applied these new accounting standards to its 2003, 2002 and 2001 option grants:

	Nine months ended
	September 30,
(in thousands, except per share data)	2003	2002

Net income:
As reported	$13,876	$9,878
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(378)	(135)

Proforma	$13,498	$9,743

Earnings per share:
Basic - as reported	$3.25	$2.32
Basic - pro forma	$3.17	$2.29
Diluted - as reported	$3.16	$2.28
Diluted - pro forma	$3.07	$2.25

SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. Prospective application to the Company’s rate-lock commitments on loans held-for-sale is not expected to have a material effect on the Company’s consolidated financial statements. The adoption of SFAS No. 149 on July 1, 2003 had no material effect on the Company’s consolidated financial statements.

SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At September 30, 2003, the Company had no financial instruments falling within the scope of SFAS No. 150.

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

FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities (VIEs) as defined. The Interpretation applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For variable interests in VIEs that an enterprise acquired before February 1, 2003, the Interpretation is applicable in the first fiscal year or interim period beginning after June 15, 2003. At September 30, 2003, the Company had no significant variable interests in a variable interest entity requiring consolidation or disclosure in accordance with the Interpretation.

NOTE B – Loans

The loan portfolio consisted of the following at the dates indicated:

	September 30,	December 31,	September 30,
(in thousands)	2003	2002	2002

Commercial and financial	$236,767	$225,971	$218,030
Real estate:
Construction	89,599	52,538	45,653
Commercial	298,343	210,512	187,090
Residential	369,881	444,246	488,175
Installment and consumer	176,700	135,415	141,173

Gross loans	1,171,290	1,068,682	1,080,121
Less:
Unearned discount	2,046	1,683	1,051
Net deferred loan fees	6,668	4,604	4,182
Allowance for credit losses	31,852	27,123	26,674

Loans, net	$1,130,724	$1,035,272	$1,048,214

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

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

Nine months ended September 30, 2003
Net interest income	$29,279	$25,538	$3,164	$(46)	$57,935
Intersegment net interest income (expense)	275	(2,051)	1,776	—	—
Provision for credit losses	563	5,467	—	—	6,030
Noninterest income (expense)	(4,757)	(9,326)	(498)	(16,778)	(31,359)
Administrative and overhead expense allocation	(4,155)	(3,397)	(420)	7,972	—
Income tax expense (benefit)	6,538	1,725	1,310	(2,903)	6,670
Net income (loss)	13,541	3,572	2,712	(5,949)	13,876
Total assets	652,572	575,625	557,264	57,497	1,842,958
Nine months ended September 30, 2002
Net interest income	$32,214	$22,112	$3,437	$(63)	$57,700
Intersegment net interest income (expense)	461	(2,447)	1,986	—	—
Provision for credit losses	1,588	11,371	—	—	12,959
Noninterest income (expense)	(6,536)	(8,486)	(3,804)	(11,380)	(30,206)
Administrative and overhead expense allocation	(5,280)	(3,858)	(568)	9,706	—
Income tax expense (benefit)	6,118	(1,286)	334	(509)	4,657
Net income (loss)	13,153	(2,764)	717	(1,228)	9,878
Total assets	697,590	415,816	423,606	51,183	1,588,195

NOTE D – Earnings Per Share Calculation

	Quarter ended September 30,
	2003			2002

		Shares	Per		Shares	Per
(in thousands, except number of shares	Income	(Denom-	Share	Income	(Denom-	Share
and per share data)	(Numerator)	inator)	Amount	(Numerator)	inator)	Amount

Basic:
Net income	$5,544	4,273,109	$1.29	$2,721	4,303,516	$0.63
Effect of dilutive securities - Stock incentive plan options	—	137,641	(0.04)	—	44,903	(0.01)

Diluted:
Net income and assumed conversions	$5,544	4,410,750	$1.25	$2,721	4,348,419	$0.62

	Nine months ended September 30,
	2003			2002

		Shares	Per		Shares	Per
(in thousands, except number of shares	Income	(Denom-	Share	Income	(Denom-	Share
and per share data)	(Numerator)	inator)	Amount	(Numerator)	inator)	Amount

Basic:
Net income	$13,876	4,264,671	$3.25	$9,878	4,262,972	$2.32
Effect of dilutive securities - Stock incentive plan options	—	125,641	(0.09)	—	71,317	(0.04)

Diluted:
Net income and assumed conversions	$13,876	4,390,312	$3.16	$9,878	4,334,289	$2.28

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its investments, loans and allowance for loan losses, intangible assets, income taxes, contingencies, and litigation. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different results from these estimates may occur under different assumptions or conditions and actual results may differ. The Company believes the following critical accounting policies used in the preparation of its consolidated financial statements require significant judgments and estimates.

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

The Allowance consists of allocated and unallocated allowances. The allocated allowances relates to specific allowances for individual loans, pooled graded loans and loan concentrations,

and homogeneous loans (e.g., consumer loans, residential mortgage loans). The Company has established and adopted a loan grading system in which loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis based on performance and collateral. The allocated allowances also include a percentage factor for pooled graded loans and homogenous pools of loans taking into account the Bank’s historical losses as well as the present condition, expected performance of each pool and risks inherent in loan concentrations in certain industries or categories.

To mitigate imprecision in the estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated allowance is more judgmental and takes into consideration the risks inherent in the loan portfolio, estimation errors, and economic trends or uncertainties that are not necessarily captured in determining allocated allowances.

Impairment of Investments. The realization of the Company’s investment in certain mortgage/asset-backed securities and collateralized loan and bond obligations is dependent on the credit quality of the underlying borrowers and yields demanded by the marketplace. Increases in market interest rates and deteriorating credit quality of the underlying borrowers because of adverse conditions may result in additional impairment charges. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Since the collateralized loan and bond obligations do not have a liquid trading market, management’s estimate of value is based upon estimates of future returns that may or may not actually be realized. Accordingly, under different assumptions, the value could be adversely affected.

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

NET INCOME

Consolidated net income for the quarter ended September 30, 2003, totaled $5.5 million, an increase of $2.8 million, or 103.7%, over the same quarter last year. Consolidated net income for the nine months ended September 30, 2003, totaled $13.9 million, an increase of $4.0 million, or 40.5%, over the same period in 2002. Diluted earnings per share for the third quarter of 2003 was $1.25 as compared to $0.62 for the same period in 2002, an increase of $0.63, or 101.6%. For the nine months ended September 30, 2003, diluted earnings per share was $3.16, an increase of $0.88, or 38.6%, over the same period in 2002. The increase in consolidated net income for the quarter and nine months ended September 30, 2003, over the corresponding periods in 2002, was primarily due to decreases in interest expense and the provision for credit losses and an increase in noninterest income, partially offset by an increase in noninterest expense.

The Company’s annualized return on average total assets for the nine months ended September 30, 2003 was 1.09% as compared to 0.85% for the same period last year. The Company’s annualized return on average stockholders’ equity was 11.80% for the nine months ended September 30, 2003, as compared to 9.26% for the same period last year.

Hawaii’s economy for the first three quarters of 2003 continued to show mixed results. During this time, there has been disruption in the travel industry due to the hostilities in the Middle East, while the Hawaii real estate and construction industry has seen growth. For the first nine months of 2003, total visitor days increased 3.8% from the same period in 2002; however, total visitor arrivals were down 1.0%, compared with the same period in 2002. The housing market improved, with residential home sales in Hawaii through the third quarter of 2003 totaling $2.5 billion, an increase of 37.7% over the same period last year. The median sales price for single-family homes and condominiums increased over the same period last year by 9.7% and 13.6%, respectively. The state’s unemployment rate was 4.3% and 4.1% in September 2003 and September 2002, respectively.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $20.6 million for the quarter ended September 30, 2003, an increase of $1.2 million, or 6.1%, over the same period in 2002. The increase was primarily due to a $193.7 million increase in interest-earning assets and a $157.0 million increase in interest-earning liabilities, partially offset by a 32 basis points decrease in the net interest margin (which decreased to 4.87%) as compared to the same quarter last year.

Net interest income, on a taxable equivalent basis, was $58.6 million for the nine months ended September 30, 2003, an increase of $232,000, or 0.4%, over the same period in 2002. The slight increase in net interest income for the nine months ended September 30, 2003 was due to a $136.3 million increase in the average balance of interest-earning assets and a $97.3 million increase in the average balance of interest-earning liabilities, partially offset by a 43 basis points decrease in the net interest margin (which decreased to 4.84%).

A comparison of net interest income for the quarter and nine months ended September 30, 2003 and 2002 is set forth below on a taxable equivalent basis:

	Quarter Ended September 30,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands of dollars)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in Other banks	$1,201	$6	1.98%	$1,052	$6	2.26%
Federal funds sold and Securities purchased under Agreement to resell	1,214	3	0.98	14,598	62	1.69
Taxable investment Securities	409,521	3,886	3.76	320,636	4,055	5.02
Nontaxable investment securities	30,656	594	7.69	30,981	600	7.68
Loans [1]	1,236,162	21,728	6.97	1,117,768	21,967	7.80

Total earning assets	1,678,754	26,217	6.20	1,485,035	26,690	7.13

Nonearning assets:
Cash and due from banks	47,093			36,010
Premises and equipment-net	16,145			17,373
Other assets	54,823			48,986
Less allowance for loan losses	(31,659)			(25,666)

Total assets	$1,765,156			$1,561,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$540,882	$644	0.47%	$478,795	$1,149	0.95%
Time deposits	436,536	1,872	1.70	502,985	3,207	2.53
Short-term borrowings	124,584	365	1.16	10,442	68	2.58
Long-term debt	281,724	2,709	3.81	234,513	2,833	4.79

Total interest-bearing Deposits and liabilities	1,383,726	5,590	1.60	1,226,735	7,257	2.35

Noninterest-bearing liabilities:
Demand deposits	195,127			161,571
Other liabilities	25,249			25,803

Total liabilities	1,604,102			1,414,109
Stockholders’ equity	161,054			147,629

Total liabilities and Stockholders’ equity	$1,765,156			$1,561,738

Net interest income and margin on total earning assets		20,627	4.87%		19,433	5.19%

Taxable equivalent adjustment		(208)			(210)

Net interest income		$20,419			$19,223

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine months Ended September 30,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands of dollars)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in Other banks	$6,131	$86	1.88%	$1,046	$20	2.56%
Federal funds sold and Securities purchased under Agreement to resell	15,322	142	1.24	6,514	82	1.68
Taxable investment Securities	375,890	11,164	3.97	284,397	11,192	5.26
Nontaxable investment securities	30,729	1,785	7.77	30,967	1,795	7.75
Loans [1]	1,188,933	63,689	7.16	1,157,743	68,373	7.90

Total earning assets	1,617,005	76,866	6.36	1,480,667	81,462	7.36

Nonearning assets:
Cash and due from banks	44,065			34,082
Premises and equipment-net	16,371			17,334
Other assets	54,677			47,473
Less allowance for loan losses	(30,723)			(23,376)

Total assets	$1,701,395			$1,556,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$533,675	$2,339	0.59%	$466,526	$4,240	1.22%
Time deposits	442,889	6,579	1.99	511,679	9,869	2.58
Short-term borrowings	52,825	486	1.23	23,179	551	3.18
Long-term debt	306,340	8,902	3.89	237,090	8,474	4.78

Total interest-bearing Deposits and liabilities	1,335,729	18,306	1.83	1,238,474	23,134	2.50

Noninterest-bearing liabilities:
Demand deposits	183,635			152,791
Other liabilities	24,869			22,350

Total liabilities	1,544,233			1,413,615
Stockholders’ equity	157,162			142,565

Total liabilities and Stockholders’ equity	$1,701,395			$1,556,180

Net interest income and margin on total earning assets		58,560	4.84%		58,328	5.27%

Taxable equivalent adjustment		(625)			(628)

Net interest income		$57,935			$57,700

(1) Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at September 30, 2003, December 31, 2002 and September 30, 2002 follows:

	September 30,	December 31,	September 30,
(in thousands of dollars)	2003	2002	2002

Nonperforming assets:
Nonperforming loans:
Commercial	$4,121	$5,190	$6,311
Real estate:
Commercial	2,839	4,152	3,410
Residential	3,999	3,219	4,920

Total real estate loans	6,838	7,371	8,330
Consumer	153	169	654

Total nonperforming loans	11,112	12,730	15,295

Other real estate owned	707	2,193	1,431

Total nonperforming assets	$11,819	$14,923	$16,726

Past due loans:
Real estate	$399	$72	$1,402
Consumer	569	860	1,813

Total past due loans (1)	$968	$932	$3,215

Restructured:
Commercial	$—	$—	$2,168
Real estate:
Residential	1,599	2,919	5,434

Total restructured loans (2)	$1,599	$2,919	$7,602

Nonperforming assets to total loans and other real estate owned (end of period):
Excluding 90 days past due accruing loans	0.95%	1.28%	1.49%
Including 90 days past due accruing loans	1.03%	1.36%	1.77%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	0.64%	0.89%	1.05%
Including 90 days past due accruing loans	0.69%	0.95%	1.26%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at September 30, 2003 totaled $11.1 million, a decrease of $4.2 million, or 27.3%, as compared to September 30, 2002. Other real estate owned was $707,000 at September 30, 2003, a decrease of $724,000, or 50.6%, from September 30, 2002. The decrease in nonperforming loans and other real estate owned reflects management’s continuing efforts to improve asset quality and the improvement in the Hawaii real estate market and economic environment.

Restructured loans were $1.6 million at September 30, 2003, a decrease of $6.0 million, or 79.0%, from September 30, 2002. The decrease was primarily due to the refinance of certain commercial loans and the payoff of certain residential real estate loans.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Nine months ended September 30,
(in thousands of dollars)	2003		2002

Loans outstanding (end of period) (1)	$1,245,343		$1,122,680

Average loans outstanding (1)	$1,188,933		$1,157,743

Balance at beginning of period	$27,123		$19,464
Loans charged off:
Commercial	1,492		4,607
Real estate:
Commercial	473		—
Residential	204		633
Consumer	3,694		2,283

Total loans charged off	5,863		7,523

Recoveries on loans charged off:
Commercial	1,936		396
Real estate:
Commercial	352		361
Residential	721		362
Consumer	1,553		655

Total recoveries on loans previously charged off	4,562		1,774

Net charge-offs	(1,301)		(5,749)

Provision charged to expense	6,030		12,959

Balance at end of period	$31,852		$26,674

Net loans charged off to average loans	0.15	% (2)	0.66	% (2)
Net loans charged off to allowance for credit losses	5.46	% (2)	28.82	% (2)
Allowance for credit losses to total loans (end of period)	2.56%		2.38%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	2.87	x	1.74	x
Including 90 days past due accruing loans	2.64	x	1.44	x

(1) Includes loans held for sale.

(2) Annualized.

The provision for credit losses was $1.2 million for the third quarter of 2003, a decrease of $2.8 million, or 71.2%, from the same quarter last year. For the nine months ended September 30, 2003, the provision for credit losses was $6.0 million, a decrease of $6.9 million, or 53.5%, from the same period last year. The decrease in the provision for credit losses in 2003, as compared to 2002, reflects the material improvement in asset quality (nonperforming assets declined to $11.8 million at September 30, 2003 from $16.7 million at September 30, 2002) supplemented by a $2.8 million increase in recoveries on loans previously charged off. The Company’s lower provision versus the same period last year reflects material improvement in asset quality and the stronger Hawaii economy.

The Allowance at September 30, 2003 was $31.9 million, an increase of $5.2 million from the $26.7 million at September 30, 2002, and represented 2.56% of total loans, as compared to 2.38% at September 30, 2002. The increase in the Allowance was primarily due to the $126.1 million increase in total gross loans outstanding at September 30, 2003 as compared to September 30, 2002. The increase in total loans was partly due to the Company’s entry into the California commercial real estate lending market through loan production offices opened in the first quarter of 2003.

Net charge-offs were $1.3 million for the first nine months of 2003, a decrease of $4.4 million, or 77.4%, over the same period in 2002. The decrease was primarily due to an increase in commercial loan and consumer recoveries, which increased by $1.5 million and $898,000, respectively. The increase in commercial loan recoveries was related primarily to the repayment of a commercial real estate loan previously charged off.

The Allowance increased to 2.87 times nonperforming loans (excluding 90 days past due accruing loans) at September 30, 2003 from 1.74 times at September 30, 2002 as a result of the increase in the Allowance and decrease in nonperforming loans.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at September 30, 2003. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $5.0 million for the quarter ended September 30, 2003, an increase of $3.4 million, or 216.1%, over the comparable period in 2002. For the nine months ended September 30, 2003, noninterest income was $17.0 million, an increase of $7.7 million, or 82.6%, over the comparable period in 2002.

Net gains on the sale of securities increased $2.3 million and $2.6 million, or 152.8% and 162.2%, respectively, for the third quarter and nine months ended September 30, 2003 over the comparable periods in 2002. The increase was primarily due to $800,000 in net gains on the sale of securities for the quarter ended September 30, 2003 as compared to a $1.5 million net loss on the sale of securities during the same period in 2002.

During the quarter ended September 30, 2002, the Company recorded an impairment charge on asset-backed securities of $1.4 million under EITF 99-20. There was no impairment charge in 2003.

Item processing fee income increased $354,000 and $1.1 million, or 350.4% and 362.2%, for the quarter and nine months ended September 30, 2003 over the comparable periods in 2002. The increase was due to the California operations of Datatronix Financial Services, Inc. Datatronix Financial Services, Inc. offers item processing services in Hawaii and California.

Other noninterest income increased $1.5 million, or 64.1% for the nine months ended September 30, 2003 over the comparable period in 2002. The increase in other noninterest income was primarily due to income recorded in connection with an insurance company demutualization distribution.

NONINTEREST EXPENSE

Noninterest expense totaled $16.0 million for the quarter ended September 30, 2003, an increase of $3.2 million, or 24.5%, from the comparable period in 2002. For the nine months ended September 30, 2003, noninterest expense was $48.4 million, an increase of $8.8 million, or 22.4%, from the comparable period in 2002.

The increase for the quarter and nine months ended September 30, 2003 was primarily due to expenses of $1.9 million and $6.2 million, respectively, associated with the defense of the unsolicited takeover proposal by Central Pacific Financial Corp. announced on April 16, 2003 – see discussion on “Unsolicited Takeover Proposal.” These defense costs include attorneys, investment bankers, solicitation fees and advertising expenses.

Salaries and employee benefits increased $798,000, or 12.3%, and $2.3 million, or 11.7%, for the third quarter and nine months ended September 30, 2003, respectively, from the comparable periods in 2002. The increases were primarily due to additional loan production and item processing personnel.

INCOME TAXES

The Company’s effective income tax rate for the first nine months of 2003 was 32.5% as compared to 32.0% for the same period in 2002, and reflects the utilization of state investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company’s operating activities used $201.5 million in the nine months ended September 30, 2003, compared to providing $24.0 million in the same period during 2002. The primary use of cash flow from operations was funding loans originated for sale, which totaled $372.0 million and $143.0 million in the nine months ended September 30, 2003 and 2002, respectively. This was offset by proceeds of $156.8 million and $147.3 million from the sale of loans held for sale in the nine months ended September 30, 2003 and 2002, respectively.

The Company’s most liquid assets are cash, interest-bearing deposits, Federal funds sold, investment securities available for sale and loans held for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2003, cash, interest bearing deposits, Federal funds sold, available for sale investment and mortgage/asset-backed securities and loans held for sale totaled $440.6 million, an increase of 34.8% from $326.9 million at September 30, 2002.

Investing activities provided cash flow of $16.5 million in the nine months ended September 30, 2003, compared to $8.0 million during the same period in 2002. The primary sources of cash from investing activities in the nine months ended September 30, 2003 were proceeds from sales and maturities of available-for-sale securities of $232.4 million, which compares to $72.6 million during the same period in 2002. The primary use of cash flow from investing activities in the nine months ended September 30, 2003 was the purchase of held-to–maturity and available–for-sale investment securities of $258.1 million, which compares to $212.3 million during the same period in 2002.

Financing activities provided cash of $155.7 million in the nine months ended September 30, 2003, compared to using $19.5 million during the same period in 2002. The primary sources of cash flows from financing activities during the nine months ended September 30, 2003 were the net increase in short-term borrowings of $194.0 million offset by a decrease in long-term debt of $55 million, which compares to decreases of $30.7 million and $25.0 million, respectively, during the same period in 2002.

At September 30, 2003, as compared to September 30, 2002, the Company had $1.8 billion in assets, up 16.0%; $1.2 billion in loans, up 10.9%; and $1.2 billion in deposits, up 4.0%.

At any time, the Company has a significant number of outstanding commitments to extend credit. These commitments take the form of approved lines of credit and loans (with terms of up to one year) and letters of credit. At September 30, 2003, loan commitments and letters of credit were $364.1 million and $8.9 million, respectively.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at September 30, 2003 and 2002) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

REGULATORY CAPITAL

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2003
Tier 1 Capital to Risk-Weighted
Assets:
Consolidated	$159,382	11.60%	$54,944	4.00%	N/A
Bank	150,295	10.96	54,867	4.00	$82,300	6.00%
Total Capital to Risk-Weighted
Assets:
Consolidated	$176,764	12.87%	$109,888	8.00%	N/A
Bank	167,652	12.22	109,734	8.00	$137,167	10.00%
Tier 1 Capital to Average
Assets:
Consolidated	$159,382	9.03%	$70,606	4.00%	N/A
Bank	150,295	8.54	70,409	4.00	$88,012	5.00%
As of September 30, 2002
Tier 1 Capital to Risk-Weighted
Assets:
Consolidated	$146,747	12.61%	$46,547	4.00%	N/A
Bank	137,840	11.86	46,482	4.00	$69,722	6.00%
Total Capital to Risk-Weighted
Assets:
Consolidated	$161,461	13.88%	$93,094	8.00%	N/A
Bank	152,546	13.13	92,963	8.00	$116,204	10.00%
Tier 1 Capital to Average
Assets:
Consolidated	$146,747	9.40%	$62,470	4.00%	N/A
Bank	137,840	8.84	62,359	4.00	$77,949	5.00%

Unsolicited Takeover Proposal

On April 16, 2003, Central Pacific Financial Corp., a Hawaii corporation (“CPF”), delivered an unsolicited proposal to merge with CB Bancshares, Inc. (the “Parent Company”). CPF’s proposal included the exchange of each share of the Parent Company’s common stock outstanding for $21 in cash and 1.8956 shares of CPF common stock.

On April 17, 2003, the Parent Company announced that it had received the proposal from CPF, and on April 23, 2003, it advised CPF that the Parent Company’s Board would address the merger proposal promptly and in an orderly manner and would respond in a timely fashion. On April 23, the Parent Company also issued a press release announcing that it had engaged a financial advisor and legal counsel to assist its Board of Directors and management team in evaluating CPF’s merger proposal.

On April 28, 2003, CPF filed a registration statement with the Securities and Exchange Commission in which it described its intent to commence an exchange offer for all outstanding shares of the Parent Company’s common stock. On the same day, CPF filed applications with federal and state regulators in furtherance of its proposed exchange offer. Also on April 28, 2003, CPF delivered to the Parent Company a letter requesting a special meeting of shareholders of the Parent Company to vote on whether to approve CPF’s acquisition of shares of the Parent Company’s common stock pursuant to the proposed exchange offer under the Hawaii Control Share Acquisitions Act.

On April 29, 2003, the Parent Company announced that at its Board of Directors meeting held on April 23, 2003, the Board declared a 10% stock dividend and a cash dividend of $0.12 per common share for the second quarter of 2003, payable on June 27, 2003 to stockholders of record on June 16, 2003. Similar 10% stock dividends were declared in the second quarters of 2001 and 2002.

On May 1, 2003, CPF announced that, in light of the 10% stock dividend announced by the Parent Company on April 29, it was amending its offer so that the per share amount of cash to be paid and number of shares of CPF common stock to be issued pursuant to the proposed offer to exchange was adjusted from $21.00 to $19.09 in cash and from 1.8956 to 1.7233 in shares of CPF common stock.

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

On May 4, 2003, the Board of Directors of the Parent Company met with senior management and independent financial and legal advisors to consider and discuss CPF’s merger proposal and the Parent Company’s response. After careful consideration, the Board concluded that the CPF proposal was inadequate and not in the best interests of the Parent Company. The Board of Directors of the Parent Company authorized the issuance of a press release and delivery of a letter to CPF communicating its determination. Accordingly, on May 4, 2003, the Parent Company issued a press release announcing the Board’s unanimous rejection of CPF’s proposal.

On May 5, 2003, the Parent Company received a letter from CPF requesting that the date of the special meeting be moved by three weeks, from May 28, 2003 to June 19, 2003. On May 7, 2003, the Parent Company delivered to CPF a letter rejecting CPF’s request.

On May 9, 2003, CPF delivered a letter to the Parent Company purporting to “rescind, revoke and withdraw” its April 15 merger proposal and the related information statement delivered on April 28. In the same letter, CPF argued that in light of its withdrawal of its prior proposal, the special meeting scheduled for May 28 was “moot” and should be cancelled.

Also on May 9, 2003, CPF delivered a second letter to the Parent Company presenting a revised proposal pursuant to which the Parent Company’s shareholders would receive 1.7606 shares of CPF common stock and $24.50 in cash for each outstanding share of common stock (or 1.6005 shares and $22.27 in cash per share of common stock on a post-stock dividend basis). This revised proposal did not materially modify the value of the total consideration offered by CPF, but only changed the mix of cash and stock consideration to be received per share of common stock.

On May 9, 2003, CPF also amended its registration statement on Form S-4 so that the consideration to be paid in its proposed offer to exchange would be the same as that to be paid pursuant to the proposal reflected in CPF’s May 9 letter to the Parent Company.

On May 12, 2003, the Board of Directors of the Parent Company met with senior management and independent financial and legal advisors to consider and discuss CPF’s revised proposal and the Parent Company’s response. After careful consideration, the Board unanimously concluded that the revised proposal was inadequate and not in the best interests of the Parent Company. Following the Board meeting, the Parent Company issued a press release announcing the Board’s unanimous decision. The Parent Company also advised CPF that the special meeting to consider CPF’s control share acquisition would be held on May 28, 2003, as the Parent Company’s Board had previously scheduled in accordance with Hawaii law and CPF’s letter dated April 28, 2003.

On May 13, 2003, CPF delivered to the Parent Company a letter requesting that a special meeting of shareholders be held on June 26, 2003 to vote on CPF’s control share acquisition proposal. CPF’s letter was accompanied by letters executed by a number of the Parent Company’s shareholders purporting to designate CPF as their agent to call a special meeting. The Parent Company believed that CPF’s request was invalid because, among other things, a special meeting of shareholders had already been properly called by the Board of Directors of the Parent Company to consider the control share acquisition proposal. CPF disputed the Parent Company’s position and maintained that the May 28 special meeting was “moot.”

On May 14, 2003, CPF filed a complaint against the Parent Company in the Hawaii State court seeking a temporary restraining order and preliminary injunction to prevent the Parent Company from holding the special meeting or taking any actions in furtherance of a solicitation in connection with the special meeting. On May 16, 2003, CPF’s motion for a temporary restraining order was denied.

On May 28, 2003, the Parent Company announced that based on the proxies submitted to the independent inspector of elections at the May 28 special meeting, it believed that the Parent Company’s shareholders rejected CPF’s proposal to acquire a majority of the Parent Company’s outstanding shares.

On May 28, 2003, the Parent Company also announced that its Board of Directors amended the Parent Company’s shareholder rights plan to avoid a distribution of the rights as a result of CPF’s invalid request for a special meeting. Under the plan as it existed prior to the amendment, a distribution of the rights would have resulted from CPF’s obtaining authorizations to call a special shareholders meeting from the Parent Company’s shareholders owning approximately 27% of the outstanding shares in a non-public solicitation. The amendment to the plan states that CPF will not be deemed to be the beneficial owner of the shares underlying any of these authorizations unless the authorization ultimately is delivered to the Parent Company for a valid and effective purpose under Hawaii law and the Parent Company’s governing documents.

On June 12, 2003, the Parent Company announced that the independent inspectors of election certified the final results of the shareholder vote at the special meeting held on May 28, 2003, confirming that the Parent Company’s shareholders rejected CPF’s proposal to acquire a majority of the Parent Company’s outstanding shares.

On June 17, 2003, CPF announced that it would not continue to pursue the special meeting of shareholders that CPF purported to call for June 26, 2003.

On June 28, 2003, the Parent Company announced that CPF withdrew all pending legal claims made against the Parent Company regarding the May 28, 2003 special shareholders’ meeting. The Parent Company also announced that Circuit Court Judge Victoria Marks approved the stipulation dismissing CPF’s complaint with prejudice, meaning its claims regarding the validity of the May 28 shareholders meeting cannot be re-filed.

On July 22, 2003, the Parent Company announced that it had filed a lawsuit in Hawaii State court against CPF asserting that CPF violated the Hawaii Control Share Acquisitions statute. The lawsuit alleged that CPF illegally formed a voting group with certain shareholders of the Parent Company without obtaining the approval of the Parent Company’s shareholders as required by Hawaii law.

On July 30, 2003, CPF filed a complaint against the Parent Company in the Hawaii State court seeking to invalidate provisions of the Parent Company’s new Rights Plan and bylaws, both adopted on July 23, 2003. CPF also seeks to enjoin the Parent Company from using its Rights Plans and bylaws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company disclosed both quantitative and qualitative analyses of market risks in its 2002 Form 10-K. No significant changes have occurred during the three months ended September 30, 2003.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Clarridge Complaint

On April 28, 2003, Barbara Clarridge (the “Plaintiff”) filed a complaint against the Parent Company and each of the members of the Parent Company’s Board of Directors in the Circuit Court of the First Circuit, State of Hawaii. The case is denominated as a class action on behalf of all shareholders of the Parent Company although no proceedings have taken place regarding possible class certification. Plaintiff alleges, among other things, that CPF proposed exchange offer is futile without approval of the Parent Company’s directors because of the Parent Company’s Rights Plan, and that the defendants have refused to seriously consider the CPF offer. The complaint seeks a judgment: (1) directing the defendants to give due consideration to any proposed business combination; (2) directing the defendants to assure that no conflicts of interest exist between the directors and their duties to the corporation; (3) awarding the plaintiff the costs and attorneys’ fees; and (4) granting such other relief as the court deems proper.

On May 8, 2003, the Plaintiff filed a motion for preliminary injunction asking the court to: (1) enjoin indefinitely, until further order of the court, the special shareholders’ meeting scheduled for May 28, 2003; (2) enjoin enforcement of the Bylaw amendment adopted May 4, 2003 regarding adjournment of shareholders meetings; and (3) enjoin any further amendment to the Parent Company Bylaws prior to the special shareholders’ meeting.

On May 23, 2003, the Parent Company announced that the court denied the Plaintiff’s motion for a preliminary injunction to halt the Parent Company’s May 28 special meeting of shareholders.

On July 14, 2003, Plaintiff filed a First Amended Complaint, in which she updated the complaint’s factual allegations to reflect the results of the May 28, 2003 special shareholder’s meeting and alleged that the Parent Company’s Directors had further breached their fiduciary duties by amending the Parent Company’s Rights Plan on May 28, 2003.

The Parent Company believes the claims are without merit and intends to defend against them vigorously.

CPF Complaints

On May 15, 2003, CPF filed a complaint against the Parent Company in the Hawaii State court seeking a temporary restraining order and preliminary injunction to stop the May 28, 2003 shareholders’ meeting called by the Parent Company to consider matters related to CPF’s merger proposal. The suit also asked the court to: (1) declare the meeting in violation of Hawaii law; (2) find the meeting moot because CPF’s first offer to the Parent Company had been revoked and withdrawn; and (3) stop the Parent Company from soliciting shareholder proxies for that May 28, 2003 meeting.

On May 16, 2003, the Hawaii State court denied CPF’s motion for a temporary restraining order to block the Parent Company from providing its shareholders with proxy material regarding CPF’s hostile takeover proposal.

On May 20, 2003, CPF withdrew, without prejudice, its motion for a preliminary injunction to stop the May 28, 2003 special shareholders’ meeting of the Parent Company.

On May 20, 2003, the Parent Company asserted counterclaims against CPF seeking injunctive and declaratory relief for CPF’s violations of Hawaii’s Control Share Acquisitions statute. The Parent Company alleges, among other things, that CPF violated Hawaii law by soliciting proxies well in advance of the statutory period – thirty days prior to a scheduled shareholder meeting – and that CPF failed to obtain shareholder approval, as required by statute, prior to acquiring beneficial ownership of more than ten percent of the outstanding shares of stock of the Parent Company.

On June 28, 2003, the Parent Company announced that CPF withdrew all pending legal claims made against the Parent Company regarding the May 28, 2003 special shareholders’ meeting. The Parent Company also announced that Circuit Court Judge Victoria Marks approved the stipulation dismissing CPF’s complaint with prejudice, meaning its claims regarding the validity of the May 28 shareholders meeting cannot be re-filed.

On June 30, 2003, CPF filed a Motion to dismiss portions of the Parent Company’s counterclaim. On August 6, 2003, CPF withdrew its motion to dismiss after the Circuit Court had ruled that the Parent Company is entitled to take discovery in support of its remaining claims under the Hawaii Control Share Acquisition statute. On July 30, 2003, CPF filed a complaint against the Parent Company in the State court of Hawaii seeking to invalidate provisions of the Parent Company’s new Rights Plan and bylaws, both adopted on July 23, 2003. CPF also seeks to enjoin the Parent Company from using its Rights Plans and bylaws.

On August 19, 2003, CPF filed a motion for judgment on the pleadings in the Parent Company’s counterclaim. CPF argued in the motion that Hawaii’s Control Share Acquisitions statute could not be triggered by the voting agreement between CPF and the Parent Company’s shareholders and that the statute was unconstitutional. On September 29, 2003, the court rejected CPF’s arguments regarding the applicability and constitutionality of the statute and denied CPF’s motion for judgment on the pleadings. Thus, the Parent Company’s counterclaim remains in the first lawsuit filed by CPF, and was amended on October 31, 2003 to include additional allegations. The parties have recently commenced the discovery process in the CPF lawsuit, including the production of documents and oral depositions.

The Company’s Complaint

On July 22, 2003, the Parent Company announced that it had filed a lawsuit in Hawaii State court against CPF asserting that CPF violated the Hawaii Control Share Acquisitions statute. The lawsuit alleges that CPF illegally formed a voting group with certain shareholders of the Parent Company without obtaining the approval of the Parent Company’s shareholders as required by Hawaii law.

On August 19, 2003, CPF filed a motion to dismiss the Parent Company’s complaint. CPF argued in the motion that the complaint was duplicative of the Parent Company’s counterclaim asserted in the first lawsuit filed by CPF, that Hawaii’s Control Share Acquisitions statute could not be triggered by voting agreements or arrangements between CPF and the Parent Company’s shareholders, and that the statute was unconstitutional. On September 29, 2003, the court denied the motion to dismiss on the substantive arguments, but granted the motion in part based on procedural grounds, finding similar claims had already been filed in the Parent Company’s counterclaim in the first CPF lawsuit. Thus, the Parent Company’s lawsuit has been dismissed. However, in its ruling the court specifically granted the Parent Company leave to file an amended counterclaim in the first lawsuit filed by CPF to include all additional allegations made in the Parent Company’s complaint. Therefore, all of the allegations made in the Parent Company’s lawsuit have been incorporated in the amended counterclaim, which was filed on October 31, 2003.

Item 2. Changes in Securities and Use of Proceeds.

On July 23, 2003, the Board of Directors of the Parent Company adopted an amendment to the Parent Company’s existing rights agreement, dated as of March 16, 1989, as amended (the “1989 Rights Agreement”), to provide that the rights which are attached to the Parent Company’s Common Stock will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Parent Company’s common stock prior to the close of business on August 4, 2003, or commences a tender or exchange offer on or prior to July 23, 2003, which, if completed, would result in such person or group beneficially owning 30% or more of the Parent Company’s common stock. This amendment was previously reported in and filed as an exhibit to the Parent Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2003 (the “July 8-K”). The foregoing is qualified in its entirety by reference to the amendment to the 1989 Rights Agreement filed in the July 8-K.

On July 23, 2003, the Board of Directors of the Parent Company declared a dividend distribution of one right for each outstanding share of Parent Company Common Stock to stockholders of record at the close of business on August 4, 2003. Each right entitles the registered holder to purchase from the Parent Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $1.00 per share at a Purchase Price of $225.00 per Unit, subject to adjustment or, in certain circumstances, shares of Parent Company Common Stock. The description and terms of the rights are set forth in a Rights Agreement (the “2003 Rights Agreement”) between the Parent Company and City Bank, as Rights Agent. The

2003 Rights Agreement was previously reported in and filed as an exhibit to the July 8-K. The foregoing is qualified in its entirety by reference to the 2003 Rights Agreement filed in the July 8-K.

Item 5. Other Information

The Parent Company’s Bylaws, as amended on July 23, 2003, provide that stockholder proposals submitted outside the Rule 14a-8 process for consideration at the Parent Company’s 2004 Annual Meeting of Stockholders (the “2004 Annual Meeting”) and stockholder nominations of directors for the 2004 Annual Meeting must be received by the Parent Company no earlier than December 26, 2003 and no later than January 25, 2004.

Stockholder proposals submitted pursuant to Rule 14a-8 for consideration for inclusion in the Parent Company’s proxy statement and form of proxy for the 2004 Annual Meeting must be received by the Parent Company no later than November 14, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.3	Amendments to the Company’s bylaws, dated as of April 23, 2003, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 5, 2003

3.4	Amendment to the Company’s bylaws, dated as of May 4, 2003, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed May 5, 2003

4.7	Amendment No. 5 to the Company’s existing Rights Agreement, dated as of May 28, 2003, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed May 29, 2003

4.8	Amendment No. 6 to the Company’s existing Rights Agreement, dated as of July 23, 2003, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed July 24, 2003

4.9	Rights Agreement, dated as of July 23, 2003 by and between CB Bancshares, Inc. and City Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 24, 2003.

10.1	Amendment to Change in Control Agreements

10.2	Supplemental Executive Retirement Agreement for Douglas R. Weld

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

On July 22, 2003, the Company filed a Current Report on Form 8-K under “Item 9. Regulation FD Disclosure (Information furnished pursuant to Item 12, “Disclosure of Results of Operations and financial Condition”). ”

On July 24, 2003, the Company filed a Current Report on Form 8-K under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC.
(Registrant)

Date November 12, 2003	By /s/ Dean K. Hirata

Dean K. Hirata
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

3.3	Amendments to the Company’s bylaws, dated as of April 23, 2003, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 5, 2003

3.4	Amendment to the Company’s bylaws, dated as of May 4, 2003, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed May 5, 2003

4.7	Amendment No. 5 to the Company’s existing Rights Agreement, dated as of May 28, 2003, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed May 29, 2003

4.8	Amendment No. 6 to the Company’s existing Rights Agreement, dated as of July 23, 2003, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed July 24, 2003

4.9	Rights Agreement, dated as of July 23, 2003 by and between CB Bancshares, Inc. and City Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 24, 2003.

10.1	Amendment to Change in Control Agreements

10.2	Supplemental Executive Retirement Agreement for Douglas R. Weld

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002