Form 10-K
period 2003-12-31
CB BANCSHARES INC/HI
filed 2004-03-11
CIK 316312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

The aggregate market value of registrant’s Common Stock held by non-affiliates at June 30, 2003 was approximately $248,667,000. As of January 31, 2004, registrant had outstanding 4,338,337 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its annual meeting of shareholders to be held on April 29, 2004 are incorporated by reference into Part III and IV.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that CB Bancshares, Inc. and consolidated subsidiaries (the “Company”) expects or anticipates will or may occur in the future, where statements are preceded by, followed by or included the words “believes”, “plans”, “intends”, “expects”, “anticipates” or similar expressions, including such things as: (i) business strategy; (ii) economic trends and market condition, particularly in Hawaii; (iii) the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities; (iv) the adequacy of the Company’s allowances for credit and real estate losses based on credit risks inherent in the lending processes; (v) expansion and growth of the Company’s business and operations; (vi) renewal of existing credit agreements with and availability of additional advances from the Federal Home Loan Bank of Seattle (the “FHLB”); and (vii) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including international, national and local economic, market or business conditions; real estate market conditions, particularly in Hawaii; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws and regulations; the effects of natural disasters, terrorist acts and wars; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even substantially realized, and that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement in this report.

PART I
ITEM 1. BUSINESS

CB BANCSHARES, INC.

CB Bancshares, Inc. (the “Parent Company”) is a bank holding company which was incorporated in the State of Hawaii in 1980. As a bank holding company, the Parent Company has the flexibility to directly or indirectly engage in certain bank-related activities other than banking, subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). The Parent Company has three wholly-owned subsidiaries, City Bank (the “Bank”), Datatronix Financial Services, Inc. (“Datatronix”) and O.R.E., Inc. (inactive), which are discussed below.

Our Internet address is www.citybankhawaii.com. On our Investor Relations web site, which can be accessed through www.citybankhawaii.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web site are available free of charge.

CITY BANK

City Bank is a state-chartered bank organized under the laws of the State of Hawaii in 1959. The Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”), and provides full commercial banking services through 17 branches on the island of Oahu, 2 branches on the island of Hawaii, 2 branches on the island of Maui and 1 branch on the island of Kauai. These services include receiving demand, savings and time deposits; making commercial, real estate and consumer loans; financing leases; financing international trade activities; issuing letters of credit; handling domestic and foreign collections; selling travelers’ checks and bank money orders; and renting safe deposit boxes.

The Bank’s primary focus has been corporate lending to small- to medium-sized businesses by maintaining relationships and expertise within business segments and providing personal customer service. The Bank intends to continue to develop and enhance the expertise of the corporate sales force and to leverage these corporate relationships to generate core deposit growth. The Bank has linked the corporate and wholesale lending to the retail banking group with the intent of developing seamless service between the corporate loan officers and the branch personnel and to increase cross-sale opportunities between business and retail customers. The Bank has commenced implementing its customer relationship management program which it believes will significantly enhance this effort.

The Bank also plans to further develop its electronic banking activities by continuing to enhance internet banking capability for both business and retail customers.

DATATRONIX FINANCIAL SERVICES, INC.

Datatronix, a wholly-owned subsidiary, was incorporated in the State of Hawaii in June 2000. Datatronix offers item processing services to banks, thrifts and other financial institutions in the State of Hawaii and California. As of December 31, 2003, Datatronix had six customers, with the Bank as its primary customer.

BUSINESS SEGMENTS

The Company’s business segments are defined as Retail Banking, Wholesale Banking, Treasury and All Others. Retail Banking is made up of retail deposits, mortgage banking and consumer lending activities. Wholesale Banking consists of wholesale deposits, commercial real estate lending, corporate lending and the specialized lending functions of the Bank. The Treasury segment is responsible for managing the Company’s investment securities portfolio and borrowing. The All Other segment consists of the administrative support of the Company. Additional financial and other information about the Company’s business segments is presented in the Segments Discussion section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note V of Notes to the Consolidated Financial Statements.

FHLB BORROWINGS

A primary source of borrowings for the Company is advances from the FHLB. The Bank has credit line agreements allowing for both short- and long-term advances. The agreements permit the Bank to borrow up to 35% of total qualified assets, provided that adequate mortgage loans or investment securities are pledged as collateral. At December 31, 2003, the Bank had $305.0 million in short-term advances from the

FHLB maturing from August 2004 to December 2004 with rates from 1.10% to 1.49%, and $194.4 million in long-term advances from the FHLB ranging in maturity from January 2004 to September 2014 with rates from 2.26% to 8.22%. Advances are priced at the date of advance as either fixed or variable based. See the Liquidity section of Management’s Discussion and Analysis as well as Notes H and I of Notes to the Company’s Consolidated Financial Statements for further information.

COMPETITION AND ECONOMIC ENVIRONMENT

The earnings and growth of the Company are affected by the changes in the monetary and fiscal policies of the United States (the “U.S.”), as well as by local, national and international economic conditions. The overall growth of loans and investments, deposit levels and interest rates are directly influenced by the monetary policies of the Federal Reserve System. Since these changes are generally unpredictable, it is difficult to ascertain the impact of such future changes on the operations of the Company and its subsidiaries.

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

The events of September 11, 2001 have had a significant negative impact on the world, U.S. and Hawaii economies. Due to its dependence on tourism, Hawaii has been significantly affected by these events. However, during 2003, the state’s tourism industry showed slight improvement over 2002, with total visitor days increasing by 3.0%. At December 31, 2003, Hawaii’s unemployment rate was 3.8%, as compared to 3.6% reported a year ago. This coincided with the increase of real personal income by approximately 3.5% over this same period. Another sector showing improvement in 2003 was the state’s housing market, supported by low mortgage interest rates. Residential home sales in 2003 were a record $3.5 billion, or a 35.1% increase, compared to $2.6 billion in 2002. The 2003 median sales price for single family homes and condominiums increased by 13.4% and 15.1%, respectively. Private building permits were up 37.8% overall for the year through November 2003 compared with same period in 2002. The total population of the State of Hawaii grew by 1.4% from 2002 to 2003.

Given these positive trends in key non-tourism sectors and overall economic indicators, the Hawaii economy is expected to grow moderately by 2.8% in 2004 excluding inflation. Future growth in Hawaii’s economy is expected to be tied primarily to the rate of expansion in the mainland U.S. and Japan economies and increased military spending, and remains vulnerable to uncertainties in the world’s geopolitical environment.

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

Bank Holding Company. The Parent Company is a bank holding company subject to supervision and regulations by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a bank holding company, the Parent Company’s activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related or incidental to banking and to certain expressly permitted nonbanking activities. In addition, with certain exceptions, the Parent Company may not acquire, directly or indirectly, more than 5% of any class of the voting shares of, or substantially all of the assets of, a bank or any other company without the prior approval of the FRB.

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

Dividend Restrictions. The principal source of the Parent Company’s cash flow has been dividend payments received from the Bank. Dividends paid to the Parent Company by the Bank totaled $11.8 million and $5.8 million in 2003 and 2002, respectively. Under the laws of Hawaii, payment of dividends by the Bank is subject to certain restrictions, and payment of dividends by the Parent Company is likewise subject to certain restrictions.

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

Capital Standards. The Parent Company and the Bank are subject to capital standards promulgated by the FRB, the FDIC, and the Hawaii Division of Financial Institutions. The minimum ratio of total capital to risk-weighted assets, provided for in the guidelines adopted by the FRB, including certain off-balance-sheet items such as standby letters of credit, is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of reserves for loan losses (“Tier 2 Capital”). The FDIC’s risk-based capital guidelines for state non-member banks of the Federal Reserve System are generally similar to those established by the FRB for bank holding companies.

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

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, including restricting the payment of dividends. At December 31, 2003, the Company and the Bank exceeded applicable capital requirements. The consolidated capital position of the Parent Company at December 31, 2003 was as follows:

	Company ratio	Minimum required ratio

Risk-based Capital:
Tier 1 capital ratio	11.03%	4.00%
Total capital ratio	12.29%	8.00%
Leverage ratio	8.90%	4.00%

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

Gramm-Leach Bliley Act. The Gramm-Leach-Bliley Act (the “GLB Act”) revised and expanded the existing BHCA and certain sections of the 1933 Glass-Steagall Act to permit a holding company system to engage in a full range of financial activities, including but not limited to, banking, insurance, securities, merchant banking and other activities incidental to financial services. The GLB Act permits the scope of financial and incidental activities to evolve with technology and competition. It also provides expanded financial affiliation opportunities for existing bank holding companies (“BHC”) and allows all financial holding companies to control a full-service insured bank. These expanded permissible activities are allowable for a BHC if it becomes a financial holding company (“FHC”). In order to become an FHC, a BHC must file a declaration with the FRB electing to engage in activities under the new BHCA Section 4(k) and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. An institution is “well-capitalized” if it meets the primary regulator’s definition for that status under the Federal Deposit Insurance Act for prompt corrective action purposes. Additionally, the FRB must determine that each depository institution controlled by an FHC has a satisfactory or better rating under the CRA in order for a company to become an FHC or for an FHC to engage in new financial activities or acquire, directly or indirectly, a company engaged in any activity under subsection (k) or (n). The FRB will be the overall regulatory agency and, along with the Department of Treasury, will have joint oversight to determine new financial activities of FHC companies. The Parent Company has not elected FHC status.

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

UNSOLICITED TAKEOVER PROPOSAL

On April 16, 2003, Central Pacific Financial Corp., a Hawaii corporation (“CPF”), delivered an unsolicited proposal to merge with the Parent Company. CPF’s proposal included the exchange of each share of the Parent Company’s common stock outstanding for $21 in cash and 1.8956 shares of CPF common stock.

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

On December 8 and December 9, 2003, the Division of Financial Institutions held a public hearing regarding CPF’s application. On February 2, 2004, the Division of Financial Institutions approved CPF’s application subject to certain conditions.

NUMBER OF EMPLOYEES

As of December 31, 2003, the Company and its subsidiaries employed 547 persons, 503 on a full-time basis and 44 on a part-time basis. Neither the Company nor any of its subsidiaries are a party to any collective bargaining agreements.

STATISTICAL DISCLOSURES

Guide 3 of the Securities Act Industry Guides sets forth certain statistical disclosures to be included in the “Description of Business” section of bank holding company filings with the Securities and Exchange Commission (the “SEC”).

The statistical information required is presented in the index shown below and as part of Items 6 or 7 of this Form 10-K for the fiscal year ended December 31, 2003. The tables and information contained therein have been prepared by the Company and have not been audited or reported upon by the Company’s independent accountants.

	Disclosure Requirements	Page
I.	Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
	A. Average balance sheets	16
	B. Analysis of net interest earnings	17
	C. Dollar amount of change in interest income and interest expense	17
II.	Investment Portfolio
	A. Book value of investment securities	24
	B. Investment securities by maturities and weighted average yields	25
III.	Loan Portfolio
	A. Types of loans	21
	B. Maturities and sensitivities of loans to changes in interest rates	22
	C. Risk elements
	1. Nonaccrual, past due and restructured loans	23
	2. Potential problem loans	23
IV.	Summary of Loan Loss Experience
	A. Analysis of loss experience	18
	B. Breakdown of the allowance for loan losses	19
V.	Deposits
	A. Average amount and average rate paid on deposits	24
	B. Maturity distribution of domestic time certificates of deposits of $100,000 or more	24
VI.	Return on Equity and Assets	12
VII.	Short-Term Borrowings and Long-Term Debt	25

ITEM 2. PROPERTIES

The operations of the Bank are transacted through its main banking office and 22 other branches. The Company’s facilities are located on leased premises, and expenditures by the Company for interior improvements are capitalized. The leases for these premises expire on various dates through the year 2035. Lease terms generally provide for additional payments for real property taxes, insurance and maintenance. See Note F of Notes to the Company’s Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

Clarridge Complaint. On April 28, 2003, Barbara Clarridge (the “Plaintiff”) filed a complaint against the Parent Company and each of the members of the Parent Company’s Board of Directors in the Circuit Court of the First Circuit, State of Hawaii. The case is denominated as a class action on behalf of all shareholders of the Parent Company although no proceedings have taken place regarding possible class certification. Plaintiff alleges, among other things, that the offer proposed by CPF is futile without approval of the Parent Company’s directors because of the Parent Company’s Rights Plan, and that the defendants have refused to seriously consider the CPF offer. The complaint seeks a judgment: (1) directing the defendants to give due consideration to any proposed business combination; (2) directing the defendants to assure that no conflicts of interest exist between the directors and their duties to the corporation; (3) awarding the plaintiff the costs and attorneys’ fees; and (4) granting such other relief as the court deems proper.

On May 8, 2003, the Plaintiff filed a motion for preliminary injunction asking the court to: (1) enjoin indefinitely, until further order of the court, the special shareholders’ meeting scheduled for May 28, 2003; (2) enjoin enforcement of the Bylaw amendment adopted May 4, 2003 regarding adjournment of shareholders’ meetings; and (3) enjoin any further amendment to the Parent Company’s Bylaws prior to the special shareholders’ meeting.

On May 23, 2003, the Parent Company announced that the court denied the Plaintiff’s motion for a preliminary injunction to halt the Parent Company’s May 28 special meeting of shareholders.

On July 14, 2003, Plaintiff filed a First Amended Complaint, in which she updated the complaint’s factual allegations to reflect the results of the May 28, 2003 special shareholders meeting and alleged that the Parent Company’s Directors had further breached their fiduciary duties by amending the Parent Company’s Rights Plan on May 28, 2003.

On February 13, 2004, Plaintiff filed a Second Amended and Supplemental Complaint, in which she included allegations that the Parent Company’s Directors had further breached their fiduciary duties by amending the Parent Company’s Bylaws and Rights Plan on July 23, 2003 and adopting the 2003 Rights Agreement.

The Parent Company believes the claims are without merit and intends to defend against them vigorously.

CPF Complaints. On May 15, 2003, CPF filed a complaint against the Parent Company in the Circuit Court of the First Circuit, State of Hawaii seeking a temporary restraining order and preliminary injunction to stop the May 28, 2003 shareholders meeting called by the Parent Company to consider matters related to CPF’s merger proposal. The suit also asked the court to: (1) declare the meeting in violation of Hawaii law; (2) find the meeting moot because CPF’s first offer to the Parent Company had been revoked and withdrawn; and (3) stop the Parent Company from soliciting shareholder proxies for that May 28, 2003 meeting.

On May 16, 2003, the Hawaii State court denied CPF’s motion for a temporary restraining order to block the Parent Company from providing its shareholders with proxy material regarding CPF’s hostile takeover proposal.

On May 20, 2003, CPF withdrew, without prejudice, its motion for a preliminary injunction to stop the May 28, 2003 special shareholders meeting of the Parent Company.

On May 20, 2003, the Parent Company filed a counterclaim against CPF seeking injunctive and declaratory relief for CPF’s violations of the Hawaii Control Share Acquisitions statute. The Parent Company alleges, among other things, that CPF violated Hawaii law by soliciting proxies well in advance of the statutory period - thirty days prior to a scheduled shareholder meeting - and that CPF failed to obtain shareholder approval, as required by statute, prior to acquiring beneficial ownership of more than ten percent of the outstanding shares of stock of the Parent Company.

On June 28, 2003, the Parent Company announced that CPF withdrew all pending legal claims made against the Parent Company regarding the May 28, 2003 special shareholders’ meeting. The Parent Company also announced that Circuit Court Judge Victoria Marks approved the stipulation dismissing CPF’s complaint with prejudice, which means CPF’s claims regarding the validity of the May 28 shareholders’ meeting cannot be re-filed.

On June 30, 2003, CPF filed a motion to dismiss portions of the Parent Company’s counterclaim. On August 6, 2003, CPF withdrew its motion to dismiss after the Circuit Court ruled that the Parent Company is entitled to take discovery in support of its remaining claims under the Hawaii Control Share Acquisition statute. On July 30, 2003, CPF filed a second complaint against the Parent Company in Circuit Court of the First Circuit, State of Hawaii seeking to invalidate provisions of the Parent Company’s new Rights Plan and bylaws, both adopted on July 23, 2003. CPF also seeks to enjoin the Parent Company from using its Rights Plans and bylaws.

On August 19, 2003, CPF filed a motion for judgment on the pleadings in the Parent Company’s counterclaim. CPF argued in the motion that the Hawaii Control Share Acquisitions statute could not be triggered by the voting agreement between CPF and the Parent Company’s shareholders and that the statute was unconstitutional. On September 29, 2003, the court rejected CPF’s arguments regarding the applicability and constitutionality of the statute and denied CPF’s motion for judgment on the pleadings. Thus, the Parent Company’s counterclaim remains in the first lawsuit filed by CPF, and was amended on October 31, 2003 to include additional allegations.

On December 18, 2003, CPF filed a counterclaim against the Parent Company and each of the members of the Parent Company’s Board of Directors. CPF’s counterclaim asks the court to (1) declare that the Parent Company’s voting agreement with one of its shareholders, TON Finance, B.V. (“TON”), constitutes unlawful vote-buying; (2) declare that the Parent Company induced TON to breach its agreement with CPF in a manner constituting tortious interference with contract; (3) enjoin further such conduct by the Parent Company; (3) declare that the Parent

Company’s agreement with TON is null and void; and (4) in the alternative, impose monetary damages. CPF’s counterclaim has been served on the Parent Company, but has not yet been served on the members of the Parent Company’s Board of Directors.

The parties have commenced the discovery process in both CPF lawsuits, including the production of documents and oral depositions.

The Parent Company’s Complaint. On July 22, 2003, the Parent Company announced that it had filed a lawsuit in the Circuit Court of the First Circuit, State of Hawaii against CPF asserting that CPF violated the Hawaii Control Share Acquisitions statute. The lawsuit alleges that CPF illegally formed a voting group with certain shareholders of the Parent Company without obtaining the approval of the Parent Company’s shareholders as required by Hawaii law.

On August 19, 2003, CPF filed a motion to dismiss the Parent Company’s complaint. CPF argued in the motion that the complaint was duplicative of the Parent Company’s counterclaim asserted in the first lawsuit filed by CPF, that the Hawaii Control Share Acquisitions statute could not be triggered by voting agreements or arrangements between CPF and the Parent Company’s shareholders, and that the statute was unconstitutional. On September 29, 2003, the court denied the motion to dismiss on the substantive arguments, but granted the motion in part based on procedural grounds, finding similar claims had already been filed in the Parent Company’s counterclaim in the first CPF lawsuit. Thus, the Parent Company’s lawsuit has been dismissed. However, in its ruling the court specifically granted the Parent Company leave to file an amended counterclaim in the first lawsuit filed by CPF to include all additional allegations made in the Parent Company’s complaint. Therefore, all of the allegations made in the Parent Company’s lawsuit have been incorporated in the amended counterclaim, which was filed on October 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Parent Company’s common stock is traded on the NASDAQ National Market System under the symbol “CBBI”. At March 1, 2004, the Parent Company had approximately 3,500 common shareholders of record.

The following table sets forth quarterly high and low bid and dividend information on a per share basis for the Parent Company’s common stock over the preceding two years. Common stock prices have been retroactively adjusted to reflect stock dividends:

	High	Low	Dividends

2003
First quarter	$45.28	$36.68	$0.11
Second quarter	61.73	40.74	0.12
Third quarter	62.27	58.83	0.36
Fourth quarter	64.50	59.61	0.36
2002
First quarter	$30.23	$27.08	$0.11
Second quarter	35.38	29.73	0.11
Third quarter	35.67	29.70	0.11
Fourth quarter	38.44	31.66	0.11

The Parent Company’s ability to pay dividends is limited by certain restrictions generally imposed on Hawaii corporations. The Parent Company may pay dividends out of funds legally available at such times as the Board of Directors determines are appropriate.

The following table details the total number of shares available for issuance under the Company’s employee stock-based incentive plans (including shares available for issuance to nonemployee directors). The Company is not authorized to grant stock-based incentive awards to nonemployees other than to nonemployee directors.

	Number of shares to be	Weighted-average	Number of shares remaining
	issued upon exercise of	exercise price of	available for future use under
	outstanding options	outstanding options	equity compensation plans

December 31, 2003
Employee stock-based incentive plans approved by shareholders	366,791	$36.35	233,650
Employee stock-based incentive plans not approved by shareholders	—	—	—

Total	366,791		233,650

ITEM 6. SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

	2003	2002	2001	2000	1999

Income Statement Data:
Interest income	$103,010	$106,945	$128,254	$132,472	$111,233
Interest expense	23,416	30,292	57,448	71,478	52,717

Net interest income	79,594	76,653	70,806	60,994	58,516
Provision for credit losses	7,180	17,110	13,628	7,539	4,975

Net interest income after provision for credit losses	72,414	59,543	57,178	53,455	53,541
Noninterest income (1)	23,286	12,815	2,817	10,024	10,328
Noninterest expense (2)	64,927	52,618	50,595	46,679	58,336

Income before income taxes	30,773	19,740	9,400	16,800	5,533
Income tax expense	10,025	6,258	3,250	5,582	5,227

Net income	$20,748	$13,482	$6,150	$11,218	$306

Cash dividends	$4,015	$1,649	$1,441	$1,093	$931

End of Year Balance Sheet Data:
Total assets	$1,903,661	$1,674,358	$1,586,040	$1,721,602	$1,619,549
Total earning assets	1,808,940	1,552,936	1,516,583	1,633,545	1,506,732
Total loans	1,342,111	1,162,728	1,243,003	1,301,358	1,152,731
Total deposits	1,205,725	1,163,227	1,138,435	1,218,463	1,106,145
Long-term debt	194,389	319,407	214,424	181,563	225,140
Stockholders’ equity	169,210	151,009	133,762	123,162	114,691
Average Balances:
Total assets	$1,740,967	$1,574,396	$1,678,679	$1,667,243	$1,491,947
Total earning assets	1,655,563	1,496,318	1,598,969	1,583,704	1,391,681
Total loans	1,211,840	1,149,685	1,296,279	1,236,305	1,077,769
Total deposits	1,176,512	1,133,169	1,193,758	1,154,075	1,082,642
Long-term debt	282,394	250,658	235,028	205,877	205,098
Stockholders’ equity	159,571	144,253	128,666	118,132	127,567
Common Stock Data:
Per share (diluted) (3):
Net income	$4.72	$3.11	$1.43	$2.62	$0.07
Cash dividends declared	0.95	0.44	0.43	0.34	0.27
Book value (at December 31)	39.35	39.17	35.07	31.84	29.15
Market price (close at December 31)	62.61	42.52	31.67	20.99	23.60
Average shares outstanding	4,391,516	4,332,455	4,300,431	4,288,860	4,535,017
Selected Ratios:
Return on average:
Total assets	1.19%	0.86%	0.37%	0.67%	0.02
Stockholders’ equity	13.00	9.35	4.78	9.50	0.24
Dividend payout ratio	19.35	12.23	23.43	9.74	304.25
Average stockholders’ equity to average total assets	9.17	9.16	7.66	7.09	8.55
Year ended December 31:
Net interest margin (taxable equivalent basis)	4.86	5.18	4.48	3.91	4.25
Net loans charged off to average loans	0.48	0.82	0.90	0.65	0.45
At December 31:
Risk-based capital ratios:
Tier 1	11.03	12.19	11.32	12.04	11.95
Total	12.29	13.46	12.58	13.29	13.21
Tier 1 leverage ratio	8.90	9.03	8.31	8.01	7.69
Allowance for credit losses to total loans	2.12	2.33	1.57	1.34	1.56
Nonperforming assets to total loans	0.44	1.28	1.65	1.43	1.58
Nonperforming assets to total assets	0.31	0.89	1.29	1.08	1.12
Allowance for credit losses to nonperforming loans	497.38	213.06	123.24	115.35	152.28

(1)	Includes impairment charges on asset-backed securities of $1,399,000 and $10,642,000 incurred in 2002 and 2001, respectively.

(2)	Includes unsolicited hostile takeover proposal expenses of $6,621,000 million in 2003, restructuring and merger-related charges of $1,551,000 and the write-off of goodwill of $7,873,000 incurred in 1999.

(3)	Common stock data retroactively adjusted for 10% stock dividend paid in 2003, 2002 and 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is a bank holding company which wholly owns City Bank, the fourth largest bank with headquarters in the State of Hawaii. The Company’s activities are divided into four segments:

•	Retail banking–Retail deposits, mortgage banking and consumer lending activities.

•	Wholesale banking–Wholesale deposits, commercial real estate lending, corporate lending and specialized lending functions of the bank.

•	Treasury–Manages the company’s investment securities portfolio and borrowing.

•	All other–Consists of administrative support of the bank, transactions of CB Bancshares, Inc. (the “Parent Company”) and the subsidiaries of the Parent Company and the bank.

When we use the words the Company, “we”, “us” and “our”, we mean CB Bancshares, Inc. and its consolidated subsidiaries. In the discussion below we have included statements that may constitute “forward looking statement” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives among other things. By identifying these statements for you in this manner we are alerting to you the possibility that our actual results may differ, possibly materially, from the results indicated in these forward looking statements. Important factors, among others, that could cause our results to differ, possibly materially, from those indicated in the forward looking statements, are discussed under “Forward Looking Statements” and “Certain Factors That May Affect Our Business”.

Executive Overview. Our diluted earnings per share were $4.72 for 2003, a 53.9% increase over 2002. Return on average shareholder’s equity was 13%. The results in 2003 reflected increasing strength in the economy in the State of Hawaii which impacted the credit condition of our borrowers, reduced our provision for credit losses and permitted us to expand our deposit base. Our results were also aided by increased loan production in the last two quarters from our two California loan production offices which were established last year. Allocated net income for our wholesale banking segment increased by $8.5 million, for our retail banking segment it increased $1.6 million and for our treasury segment it increased $2.6 million, with the allocated net loss for the All Other segment increasing by $5.5 million. The wholesale and retail banking net income increases were primarily due to the decrease in the provision for credit losses, which was due to the increased strength of the economy in the State of Hawaii, a stronger Hawaii real estate market and improvement in loan quality. Our results were negatively affected by $6.6 million in expenses to oppose the unsolicited hostile takeover by CPF which was allocated to the All Other segments. The year showed opportunities for expansion in California loan production and opportunities to expand our deposit base in the State of Hawaii and we are implementing some products and marketing efforts to that end.

Business Environment. Our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States but, particularly, in the State of Hawaii. A favorable business environment is generally characterized by low inflation, low and declining interest rates and strong equity markets. That business market strength and an increase in strength of the Hawaii economy during 2003 and particularly during the last two quarters impacted our results positively. The company faces substantial competition in Hawaii. The market for loans in the State of California reflects an economy that is more broad based than the State of Hawaii. In California, there is substantial competition but we believe we can respond competitively to opportunities to make commercial real estate loans there.

Certain Factors That May Affect Our Business. We face a variety of risks that are inherent in our business including market, liquidity, credit, operational, legal and regulatory risk. A summary of some of the important factors that could affect our business follows.

Market Conditions and Market Risks. Our business is materially affected by conditions in the global financial markets and United States markets and economic conditions generally in Hawaii. Business conditions improved in the second half of 2003 in Hawaii although in previous years there has been a challenging environment. Adverse or uncertain economic or market conditions have in the past adversely affected and may in the future adversely affect our business and profitability by affecting our borrowers and our credit loss provision, our ability to compete, our operational costs and the volatility of interest rates which affect our ability to plan and to maintain our interest rate margins.

Credit Risks. We are exposed to the risk that third parties owing us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The amount and duration of our credit exposures have increased over the past several years as has the breadth of the entities to which we have credit exposure. Competitive factors we have in various markets have pressured us to extend credit and price more aggressively the credit risks that we take.

Liquidity Risks. Liquidity (i.e. ready access to funds) is essential to our business. Our liquidity can be impaired by an inability to access secured or unsecured debt markets, an inability to access funds from our subsidiaries, or an inability to sell assets. This situation might arise due to circumstances that we may not be able to control such as a general market disruption or operational problem that affects third parties or us. Our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. We have substantially relied for the last several years upon advances from the FHLB for liquidity for short and long term advances. We continue to access these funds, particularly, to pay off loans from the FHLB as they become due. Our continued access to these or other replacement borrowings at a reasonable cost is essential for our business.

Operational and Infrastructure Risk. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions. A failure in our internal processes, people or systems could lead to, among other consequences, financial loss and reputation damage. In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our business and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by the Company or third parties with which we conduct business.

Legal and Regulatory Risk. Legal liability or a significant regulatory action against the Company could have material adverse financial effects or cause reputational harm to the Company, which in turn could harm our business prospects. The Company is subject to a comprehensive regulatory framework, which requires it to spend time and funds in order to comply with regulatory requirements. Any changes to laws impacting the Company could materially affect our business. Also, the outcome of pending litigation could impact the Company.

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

The Allowance consists of allocated and unallocated allowances. The allocated allowance relates to specific allowances for individual loans, pooled graded loans, and homogeneous loans (consumer loans and residential mortgage loans). The Company has established and adopted a loan grading system in which loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis based on performance and collateral. The allocated allowance also includes a percentage factor for pooled graded and homogenous pools of loans taking into account the Bank’s historical losses as well as the present condition, expected performance of each pool and risks inherent in loan concentrations in certain industries or categories.

To mitigate imprecision in the estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated allowance is more judgmental and takes into consideration the risks inherent in the loan portfolio, estimation errors, and economic trends or uncertainties that are not necessarily captured in determining allocated allowances.

Impairment of Investments. The realization of the Company’s investment in certain mortgage/asset-backed securities and collateralized loan and bond obligations is dependent on the credit quality of the underlying borrowers and yields demanded by the marketplace. Increases in market interest rates and deteriorating credit quality of the underlying borrowers because of adverse conditions may result in impairment charges. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Since the collateralized loan and bond obligations do not have a liquid trading market, management’s estimate of value is based upon estimates of future returns that may or may not actually be realized. Accordingly, under different assumptions, the value could be adversely affected. As of December 31, 2003, approximately $34.8 million of these investments were carried on the books of the Company.

Deferred Tax Assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This requires an objective as well as subjective evaluation and assessment by management. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

Consolidated net income for 2003 was $20.7 million, a 53.9% increase over consolidated net income of $13.5 million, from 2002. Diluted earnings per share was $4.72 in 2003, as compared to $3.11 in 2002. All per share amounts have been restated for the effect of stock dividends. The increase was primarily due to a $10.5 million increase in noninterest income and a $9.9 million reduction in provision for credit losses, partially offset by a $12.3 million increase in noninterest expense.

Consolidated net income for the quarter and year ended December 31, 2003 includes $470,000 ($320,000, or $0.08 per share, after tax) and $6.6 million ($4.4 million, or $1.01 per share, after tax), respectively, in expenses associated with the defense of the unsolicited hostile takeover proposal by CPF announced on April 16, 2003.

Net interest income was $79.6 million for 2003, an increase of $2.9 million, or 3.8%, compared to 2002. The increase in net interest income for the year ended December 31, 2003 was due to a $157.6 million increase in the average balance of interest-earning assets, partially offset by a $116.7 million increase in the average balance of interest-bearing liabilities and a 32 basis points decline in the net interest margin (to 4.86%).

Noninterest income was $23.3 million for 2003, an increase of $10.5 million, or 81.7%, over 2002. The increase was primarily due to: 1) $1.7 million in net gains on the sale of securities (as compared to a $1.8 million net loss on the sale of securities during the same period in 2002); 2) a $1.5 million increase in revenues from item processing fee income; and 3) a $2.5 million increase in other non-interest income. The increase in other non-interest income was primarily due to $975,000 recorded in connection with an insurance company demutualization distribution in the second quarter of 2003 and $756,000 recorded in connection with a deferred gain on sale of a building (gain recognition criteria was met in the fourth quarter of 2003).

Noninterest expense was $64.9 million for 2003, an increase of $12.3 million, or 23.4%, over 2002. The increase was primarily due to a $5.2 million increase in salaries and employee benefits (higher incentive-based compensation and increase in personnel for mainland loan offices and an item processing center) and $6.6 million ($4.4 million after tax) of expenses related to the unsolicited hostile takeover proposal by CPF announced on April 16, 2003.

The provision for credit losses was $7.2 million, $17.1 million and $13.6 million in 2003, 2002 and 2001, respectively. Net charge-offs to average loans and leases were 0.48%, 0.82% and 0.90% for 2003, 2002 and 2001, respectively. The allowance for credit losses was $28.5 million, or 2.13% of total loans and leases, at December 31, 2003, compared with $27.1 million, or 2.34%, at December 31, 2002. Nonperforming assets totaled 0.31%, 0.89% and 1.29% of total assets as of December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company’s ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 11.03% and 12.29%, respectively, compared with 12.19% and 13.46%, respectively, at December 31, 2002. These ratios were in excess of the “well-capitalized” ratios of 6.00% and 10.00%, respectively, specified by the FRB.

NET INTEREST INCOME

Net interest income is the largest single component of the Company’s earnings and represents the difference between interest income received on loans and other earning assets and interest expense paid on deposits and borrowings. Net interest income, on a taxable equivalent basis, was $80.4 million in 2003, an increase of $2.9 million, or 3.8%, over 2002. During 2003, the Company’s net interest margin decreased to 4.86%, compared to 5.18% for 2002.

As summarized on Table 2, the $2.9 million increase in net interest income for 2003 consisted of a $6.9 million decrease in interest expense offset by a $3.9 million decrease in interest income.

The average yield on earning assets in 2003 decreased by 94 basis points to 6.27% and the average balance of earning assets increased by $157.6 million. The $3.9 million decrease in interest income was primarily due to the 74 basis point drop in the loan yield.

In 2003, interest costs on interest-bearing deposits and liabilities decreased to $23.4 million, the average balance of interest-bearing deposits and liabilities increased by $116.7 million and the average cost of funds (total interest divided by the average balance of total interest-bearing liabilities and demand deposits) decreased by 65 basis points to 1.50%. The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable equivalent basis. The taxable equivalent adjustment is made for items exempt from federal income taxes (assuming a 35% tax rate) to make them comparable with taxable items before any income taxes are applied.

Net interest income, on a taxable equivalent basis, was $77.5 million in 2002, an increase of $5.8 million, or 8.2%, from 2001. During 2002, the Company’s net interest margin increased to 5.18%, compared to 4.48% for 2001. This increase was due to a 161 basis point decrease in the cost of funds, partially offset by an 86 basis point decrease in the yield on average earning assets.

Average earning assets decreased $102.7 million, or 6.4%, in 2002 as compared to 2001. Average interest-bearing deposits and liabilities decreased $146.1 million, or 10.5%, in 2002 as compared to 2001.

TABLE 1: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES

		2003			2002			2001
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks	$4,894	$86	1.76%	$1,052	$25	2.38%	$1,030	$54	5.24%
Federal funds sold and securities purchased under agreement to resell	11,657	144	1.24	11,174	162	1.45	9,871	397	4.02
Taxable investment and mortgage/asset-backed securities	396,457	15,599	3.93	303,433	15,449	5.09	260,867	17,538	6.72
Nontaxable investment securities	30,715	2,378	7.74	30,974	2,395	7.73	30,922	2,389	7.73
Loans (1)	1,211,840	85,635	7.07	1,149,685	89,752	7.81	1,296,279	108,715	8.39

Total interest-earning assets	1,655,563	103,842	6.27	1,496,318	107,783	7.20	1,598,969	129,093	8.07

Non-interest earning assets:
Cash and due from banks	45,444			35,083			28,835
Premises and equipment - net	16,350			17,226			18,372
Other assets	54,022			49,943			50,999
Less allowance for loan losses	(30,412)			(24,174)			(18,496)

Total assets	$1,740,967			$1,574,396			$1,678,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$537,517	$2,949	0.55%	$471,314	$5,255	1.11%	$412,331	$8,927	2.17%
Time deposits	448,399	8,186	1.83	504,685	12,843	2.54	651,344	30,511	4.68
Short-term borrowings	98,357	1,158	1.18	23,339	672	2.88	97,428	5,095	5.23
Long-term debt	282,394	11,123	3.94	250,658	11,522	4.60	235,028	12,915	5.50

Total interest-bearing liabilities	1,366,667	23,416	1.71	1,249,996	30,292	2.42	1,396,131	57,448	4.11

Non-interest-bearing liabilities:
Demand deposits	190,596			157,170			130,083
Other liabilities	24,133			22,977			23,799

Total liabilities	1,581,396			1,430,143			1,550,013
Stockholders’ equity	159,571			144,253			128,666

Total liabilities and stockholders’ equity	$1,740,967			$1,574,396			$1,678,679

Net interest income		80,426			77,491			71,645
Net interest margin on total earning assets			4.86%			5.18%			4.48%
Taxable equivalent adjustment		(832)			(838)			(839)

Net interest income		$79,594			$76,653			$70,806

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

TABLE 2: INTEREST DIFFERENTIAL

	2003 compared to 2002			2002 compared to 2001
	Increase (Decrease)			Increase (Decrease)
	due to change in: (1)			due to change in: (1)

(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Earning assets:
Interest-bearing deposits in other banks	$91	$(30)	$61	$1	$(30)	$(29)
Federal funds sold and securities purchased under agreements to resell	7	(25)	(18)	52	(287)	(235)
Taxable investment and mortgage/asset-backed securities	4,736	(4,586)	150	2,862	(4,951)	(2,089)
Nontaxable investment securities	(20)	3	(17)	4	2	6
Loans (2)	4,852	(8,969)	(4,117)	(12,294)	(6,669)	(18,963)

Total earning assets	9,666	(13,607)	(3,941)	(9,375)	(11,935)	(21,310)
Interest-bearing liabilities:
Savings deposits	738	(3,044)	(2,306)	1,277	(4,949)	(3,672)
Time deposits	(1,432)	(3,225)	(4,657)	(6,870)	(10,798)	(17,668)
Short-term borrowings	2,160	(1,674)	486	(3,874)	(549)	(4,423)
Long-term debt	1,459	(1,858)	(399)	859	(2,252)	(1,393)

Total interest-bearing deposits and liabilities	2,925	(9,801)	(6,876)	(8,608)	(18,548)	(27,156)

Increase (decrease) in net interest income (taxable equivalent basis)	$6,741	$(3,806)	$2,935	$(767)	$6,613	$5,846

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONINTEREST INCOME

Noninterest income totaled $23.3 million and $12.8 million in 2003 and 2002, respectively. In 2003 there was no impairment charge on asset-backed securities. Net realized gains on sales of securities were $1.7 million in 2003 ($855,000 of which were related to the termination of two interest rate swaps) compared to a net loss of $1.8 million in 2002. Net gains on sales of loans increased to $2.5 million in 2003 from $1.5 million in 2002. Item processing fee income increased to $1.9 million in 2003 from $397,000 in 2002. The increase in other noninterest income was primarily due to $975,000 recorded in connection with an insurance company demutualization distribution in 2003 and $756,000 recorded in connection with a deferred gain on sale of a building (gain recognition criteria was met in 2003).

Total noninterest income increased to $12.8 million in 2002 from $2.8 million in 2001. The impairment charge on asset-backed securities decreased to $1.4 million in 2002 from $10.6 million in 2001. There was a $2.4 million increase in service charges and fees in 2002 as a result of the Company’s concerted effort to increase fee income related to deposit and credit products. Net realized losses on sales of securities increased to $1.8 million in 2002 from $169,000 in 2001. Net gains on sales of loans decreased to $1.5 million in 2002 from $2.1 million in 2001.

The following table sets forth information by category of noninterest income for the years indicated:

(in thousands)	2003	2002	2001

Service charges on deposits	$4,559	$4,345	$3,811
Other service charges and fees	7,147	6,784	4,897
Net realized gains (losses) on sales of securities	1,718	(1,765)	(169)
Net gains on sales of loans	2,533	1,493	2,060
Earnings on bank-owned life insurance	1,989	1,762	1,359
Item processing fee income	1,866	397	135
Impairment on asset-backed securities	—	(1,399)	(10,642)
Other	3,474	1,198	1,366

Total	$23,286	$12,815	$2,817

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes changes in the allowance for credit losses for the years indicated:

(dollars in thousands)	2003	2002	2001	2000	1999

Balance at beginning of year	$27,123	$19,464	$17,447	$17,942	$17,771
Charge-offs:
Commercial and financial	2,751	6,901	9,052	3,138	442
Real estate — mortgage	3,602	1,353	2,034	4,378	4,085
Installment and consumer	5,402	5,043	1,342	1,490	896

Total charge-offs	11,755	13,297	12,428	9,006	5,423

Recoveries:
Commercial and financial	2,541	924	108	170	94
Real estate — mortgage	1,219	1,175	399	537	314
Installment and consumer	2,182	1,747	310	265	211

Total recoveries	5,942	3,846	817	972	619

Net loans charged-off	5,813	9,451	11,611	8,034	4,804
Provision for credit losses	7,180	17,110	13,628	7,539	4,975

Balance at end of year	$28,490	$27,123	$19,464	$17,447	$17,942

Net charge-offs to average loans outstanding	0.48%	0.82%	0.90%	0.65%	0.45%
Allowance for credit losses to year-end loans	2.12%	2.33%	1.57%	1.34%	1.56%
Allowance for credit losses to year-end nonperforming loans	497.38%	213.06%	123.24%	115.35%	152.28%

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

Provision for credit losses was $7.2 million, $17.1 million and $13.6 million in 2003, 2002 and 2001, respectively. The Company’s allowance for credit losses increased to $28.5 million at December 31, 2003, from $27.1 million at December 31, 2002 and $19.5 million at December 31, 2001. The allowance for credit losses as a percentage of total loans was 2.13% at December 31, 2003, compared to 2.34% and 1.57% at December 31, 2002 and 2001, respectively. Allowance for credit losses as a percentage of nonperforming loans increased to 497.38% at December 31, 2003 compared to 213.06% and 123.24% at December 31, 2002 and 2001, respectively. The Company’s lower provision in 2003 reflects the reduction in non-performing loans, improvement in asset quality and the stronger Hawaii economy as well as elimination of uncertainties concerning the impact of hostilities in Iraq upon the tourism industry.

Net loans charged-off were $5.8 million in 2003, a decrease of $3.6 million from the $9.5 million in 2002. Commercial and financial net charged-off decreased by $5.8 million in 2003 over 2002.

The net investment in loans that were considered to be impaired was $5.4 million at December 31, 2003, a decrease of $6.9 million from the $12.3 million at December 31, 2002. Additional information on impaired loans is presented in Note D of Notes to the Company’s Consolidated Financial Statements.

The Company’s allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing economic conditions that may impact borrowers’ ability to repay loans. The determination of the allowance is in part objective and in part a subjective assessment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

The Allowance consists of allocated and unallocated allowances. The allocated allowance relates to specific allowances for individual loans, pooled graded loans, and homogeneous loans (consumer loans and residential mortgage loans). The Company has established and adopted a loan grading system in which loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis based on performance and collateral. The allocated allowance also includes a percentage factor for homogenous pools of loans taking into account the Bank’s historical losses as well as the present condition, expected performance of each pool and risks inherent in loan concentrations in certain industries or categories.

To mitigate imprecision in the estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated allowance is more judgmental and takes into consideration the risks inherent in the loan portfolio, estimation errors, and economic trends or uncertainties that are not necessarily captured in determining allocated allowances.

There were no material changes in the allowance methodology in 2003 or cross border credits affecting the allowance calculation.

At December 31, 2003, the allowance for loan losses was $28.5 million, or 2.12% of total loans, an increase of $1.4 million over the $27.1 million, or 2.33% of total loans, at December 31, 2002. The components of the allowance, allocated and unallocated, are shown in the table below. The allocated component increased to $25.8 million at December 31, 2003 from $24.6 million at December 31, 2002, while the unallocated component increased to $2.7 million at December 31, 2003 from $2.5 million at December 31, 2002.

Certain changes in loan concentrations, credit quality, terms, and other factors affecting the allocated allowance for credit losses at December 31, 2003 are noted below:

•
Commercial and financial loans balances increased by $18.1 million in 2003 to $245.9 million from $227.7 million in 2002. Non-performing commercial and financial loans declined by $1.9 million in 2003 to $3.3 million from $5.2 million in 2002. As a result of the improvement in asset quality, the allocated allowance for commercial and financial credits declined by $1.2 million to $14.1 million from $15.3 million in 2002.

•
Real estate construction loan balances increased by $45.7 million in 2003 to $98.2 million from $52.5 million in 2002. This resulted in a $664,000 increase in allocated allowance for real estate construction loans.

•
Real estate residential loans declined to $367.7 million in 2003, a decrease of $76.6 million from the $444.2 million in 2002. The decrease in outstanding loan balances resulted in a $636,000 reduction in allocated allowance for real estate residential loans to $1.1 million in 2003, from $1.8 million in 2002.

•
Real estate commercial loan balances increased to $403.9 million, an increase of $193.4 million over $210.5 million in 2002. Non-performing loans in this category declined to $708,000, a decrease of $3.4 million from the $4.2 million in 2002. The aggregate effect of these factors was an increase in the allocated allowance for real estate commercial credits to $4.9 million from $4.7 million in 2002.

•
Installment and consumer loan balances increased by $44.6 million in 2003 to $180.1 million. Estimated credit loss factors on installment and consumer loans were increased due to the higher losses in this loan category. The aggregate effect of these factors was an increase in the allocated allowance to $4.2 million, an increase of $2.3 million over 2002.

The unallocated allowance for credit losses at December 31, 2003 was $2.7 million, an increase over the $2.5 million in 2002. The unallocated balance reflects risks inherent in the loan portfolio, estimation errors, and economic trends or uncertainties that are not necessarily captured in determining allocated allowances. In management’s judgment, the allowance for credit losses was adequate to absorb potential losses currently inherent in the loan portfolio at December 31, 2003. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could alter the level of nonperforming assets and charge-offs in the future and, accordingly, affect the allowance for credit losses.

The allowance for credit losses has been allocated by the Company’s management according to the amount deemed to be reasonably necessary to provide for the possibility of loan losses being incurred within the following categories of loans at December 31 for the years indicated:

(dollars in	2003		2002		2001		2000		1999
thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)

Commercial & Financial	$14,063	18.97%	$15,250	21.27%	$11,208	19.19%	$10,303	19.40%	$7,359	19.55%
Real estate — Construction	1,555	7.58	891	4.91	487	4.41	—	2.06	—	1.31
Real estate — Residential	1,114	28.37	1,750	41.50	2,262	49.15	2,634	54.45	4,000	54.04
Real estate — Commercial	4,884	31.18	4,740	19.67	2,594	15.90	2,121	15.10	3,680	17.12
Installment & Consumer	4,219	13.90	1,952	12.65	860	11.35	483	9.00	1,432	7.97
Unallocated	2,655	n/a	2,540	n/a	2,053	n/a	1,906	n/a	1,471	n/a

Total	$28,490	100.00%	$27,123	100.00%	$19,464	100.00%	$17,447	100.00%	$17,942	100.00%

(1)	Represents percentage of loans in each category to total loans.

NONINTEREST EXPENSE

The following table sets forth information by category of noninterest expense for the years indicated:

(dollars in thousands)	2003	2002	2001

Salaries and employee benefits	$29,852	$24,675	$23,111
Net occupancy expense	6,639	6,367	6,588
Unsolicited hostile takeover proposal expenses	6,621	—	—
Legal and professional fees	4,599	4,740	4,147
Advertising and promotion	2,611	2,716	2,997
Equipment expense	2,406	2,942	3,469
Stationery, supplies, postage and delivery	2,317	2,070	1,867
Deposit insurance premiums	198	201	227
Provision for other real estate owned losses	176	500	150
Other	9,508	8,407	8,039

Total	$64,927	$52,618	$50,595

Efficiency ratio	56.41%	57.37%	59.33%

Noninterest expense increased $12.3 million, or 23.4%, in 2003, as compared to 2002. The Company’s efficiency ratio decreased to 56.41% in 2003, as compared to 57.37% in 2002.

The Company incurred $6.6 million in expenses associated with the defense of the unsolicited hostile takeover proposal by CPF announced on April 16, 2003. Among other things, such expenses included attorneys fees, special shareholders meeting expenses, solicitation costs and other related expenses.

Salaries and employment benefits increased by $5.2 million, or 21.0%, in 2003, to $29.9 million, compared to $24.7 million in 2002. The increase in salaries and employee benefits over 2002 was due to higher incentive-based compensation in 2003 and an increase in personnel for the mainland loan offices and an item processing center.

Net occupancy expense was $6.6 million in 2003, which compares to $6.4 million in 2002. The increase in net occupancy expense in 2003 was primarily attributable to new branch locations.

Total noninterest expense increased $2.0 million, or 4.0%, in 2002, as compared to 2001. The primary reason for the increase in noninterest expense was the $1.6 million increase in salaries and employment benefits.

INCOME TAXES

Total income tax expense of the Company was $10.0 million, $6.3 million and $3.3 million in 2003, 2002 and 2001, respectively. The corresponding effective income tax rate was 32.6%, 31.7% and 34.6%, respectively. The significant decline in the effective tax rate in 2003 and 2002 as compared to 2001 was primarily due to the utilization of state investment tax credits. Note L of Notes to the Company’s Consolidated Financial Statements presents a reconciliation of the Company’s effective and statutory income tax rates.

SEGMENT DISCUSSION

The Company’s business segments are Retail Banking, Wholesale Banking, Treasury and All Others. Retail Banking is made up of retail deposits, mortgage banking and consumer lending activities. Wholesale Banking consists of wholesale deposits, commercial real estate lending, corporate lending and the specialized lending functions of the Bank. The Treasury segment is responsible for managing the Company’s interest rate risk, investment securities portfolio and borrowing. The All Other segment consists of the administrative support of the Bank, transactions of CB Bancshares, Inc. (the “Parent Company”), and subsidiaries of the Parent Company and Bank. See Note V of Notes to the Consolidated Financial Statements for financial information on segments.

Retail banking net interest income is made up of interest income from revolving real estate, residential real estate and consumer loans, partially offset by the interest expense on retail deposits. Wholesale banking net interest income is made up of interest income from commercial, real estate construction, and commercial real estate loans, partially offset by the interest expense on wholesale deposits. Treasury net interest income is derived from the interest income on investment securities, partially offset by the interest expense on short- and long-term borrowings.

Intersegment net interest income is allocated based on the net funding needs of each segment and applying an interest credit or charge based on an internal cost of capital. Other operating income and expense is the non-interest income and expense designated to Retail Banking, Wholesale Banking, Treasury, and All Other. Administrative overhead allocates the non-interest income and expense from the All Other non-banking function segment to the other three segments, Retail Banking, Wholesale Banking and Treasury.

Assets are composed of cash, investments, loans, premises and equipment and other assets. Loan balances and any corresponding allowance for credit losses are allocated based on loan product types. Premises and equipment are allocated by location and function within the Company.

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

Allocated net income for the Retail Banking segment increased by $1.1 million, or 6.8%, in 2003 as compared to 2002. This was primarily due to decreases in the provision for credit losses of $1.5 million, or 50.1%, and decrease in noninterest expense of $3.6 million, or 22.7%, partially offset by a $2.7 million, or 6.4%, decline in net interest income.

Allocated net income for Wholesale Banking increased by $8.5 million, or 286.4%, in 2003 as compared to 2002. This was primarily due to decreases in the provision for credit losses of $7.6 million, or 54.1%, and an increase in net interest income of $5.5 million, or 18.7%, partially offset by decreases in intersegment net interest expense of $606,000, or 22.8%, and noninterest expense of $1.7 million, or 14.0%.

Allocated net income for Treasury increased by $2.6 million, or 179.5%. This was primarily a result of a decrease in noninterest expense of $3.7 million, or 90.1%, partially offset by the decrease in intersegment net interest income of $178,000, or 8.6%, in 2003 compared to 2002.

Allocated net loss for the All Other segment increased by $5.5 million, or 432.9%. This was primarily the result of an increase in non-interest expense of 41.6% (due primarily to the $6.6 million hostile takeover proposal expenses), partially offset by an increase in the administrative overhead expense allocation of 15.5%.

LOAN PORTFOLIO

Total loans at December 31, 2003 increased to $1,295.8 million, a $225.4 million, or 21.1%, increase from the previous year-end. The increase in total loans was primarily due to an increase in commercial mortgage loans.

The amount of loans outstanding at December 31 for the years indicated are shown in the following table categorized as to types of loans:

(in thousands)	2003	2002	2001	2000	1999

Commercial and financial	$245,875	$227,736	$229,885	$246,877	$224,660
Real estate — construction	98,237	52,538	52,750	26,237	15,096
Real estate — residential mortgage	367,685	444,246	588,525	693,068	621,200
Real estate — commercial mortgage	403,946	210,512	190,328	192,194	196,810
Installment and consumer	180,064	135,415	135,901	114,562	91,647

	$1,295,807	$1,070,447	$1,197,388	$1,272,938	$1,149,413

Commercial and financial. Loans outstanding in this category comprise 19.0% of total loans, or $245.9 million, an increase of $18.1 million, or 8.0%, above year-end 2002. Loans in this category are primarily loans to small- and medium-sized businesses and professionals doing business in Hawaii. Cash flow from the borrower’s business is typically regarded as the principal source of repayment, although the Bank’s underwriting policy and practice generally requires collateral as an additional source of repayment, including real estate, where possible, as well as equipment, receivables and personal assets or guarantees as deemed necessary. Risks of credit losses are greater in this loan category relative to other secured loans, such as commercial and residential mortgages, where, generally, a greater percentage of the loan amount is covered by collateral. Any collateral or guarantees obtained mitigates such risk.

Real estate – construction. Loans in this category comprise 7.6% of total loans, or $98.2 million, an increase of $45.7 million, or 87.0%, above year-end 2002. For construction loans, each project is evaluated independently for economic viability, while maximum loan-to-value ratios of 80% are generally required. A construction loan poses higher credit risks than a typical secured loan due to the risk that the project will not be completed on time and within budget. Consideration of the ability and reputation of the developer and monitoring of a project during the construction phase are undertaken to mitigate the increased risk in construction lending.

Real estate – residential mortgage. Loans in this category comprise 28.4% of total loans, or $367.7 million, at December 31, 2003, a decrease of $76.6 million, or 17.2%, below year-end 2002. The decreasing balances are primarily the result of the low interest rate environment which provides an incentive to borrowers to refinance existing loans at lower rates. Prepayments are expected to continue until interest rates increase to the point that refinance activity is not cost-effective for borrowers. The Bank allows a maximum loan-to-value ratio of 80% for residential mortgage loans, although higher levels are permitted with mortgage insurance. First mortgage loans secured by residential properties typically represent a moderate credit risk and the improved residential real estate market is expected to have a positive effect on credit losses. Mortgage loans on one-to-four family residential loans have the lowest credit risk and amounted to $340.1 million at December 31, 2003. Additional information on residential mortgage loans at December 31, 2003 is presented below:

	At	Weighted	Weighted
	December 31,	Average	Average
(dollars in thousands)	2003	Coupon	Maturity

Fixed	$175,880	7.30%	21.4 years
Adjustable	191,805	5.46%	25.0 years

	$367,685

Real estate – commercial mortgage. Loans in this category comprise 31.3% of total loans, an increase of $193.4 million, or 91.9%, from year-end 2002. These loans consist primarily of loans secured by office and industrial buildings and warehouses located in Hawaii and California. Loans secured by commercial property carry a greater risk than loans secured by residential property as they are typically less marketable than residential properties, have rental income risk and are subject to market and interest rate conditions. The Bank utilizes property inspections, rental projections and analysis of market conditions to mitigate risk in these loans.

Installment and consumer. Loans in this category comprise 13.9% of total loans, or $180.1 million, an increase of $44.6 million, or 33.0%, from year-end 2002, and consist primarily of automobile and other revolving consumer credits, including home equity lines of credit. For consumer loans, credit risk is managed on a pooled basis including an evaluation of the quality, character and inherent risks in the loan portfolio, current economic conditions, and past loan loss experience. Consumer loans represent a moderate credit risk. However, the average loan size is modest and risk is diversified among many borrowers and credit profiles. The Bank utilizes credit-scoring systems for most of its consumer loans which offer the ability to modify credit exposure based on the Bank’s risk tolerance and loss experience.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the contractual maturities of the Company’s loan portfolio by category (excluding “real estate-mortgage” and “installment and consumer”) at December 31, 2003. Demand loans are included as due within one year:

		After 1 but
(in thousands)	Within 1 year	Within 5 years	After 5 years	Total

Commercial and financial	$88,335	$123,601	$33,939	$245,875
Real estate — construction	32,340	65,422	475	98,237

	$120,675	$189,023	$34,415	$344,112

The following table sets forth the interest rate sensitivity of the above amounts due after one year at December 31, 2003:

(in thousands)	Fixed Rate	Variable Rate	Total

After 1 but within 5 years	$127,957	$61,065	$189,022
After 5 years	34,282	133	34,415

	$162,239	$61,198	$223,437

RISK ELEMENTS IN LENDING ACTIVITIES

Nonperforming (nonaccrual) assets and past due and restructured loans at December 31 are reflected below for the years indicated:

(dollars in thousands)	2003	2002	2001	2000	1999

Nonperforming loans:
Commercial	$3,264	$5,190	$7,034	$6,268	$1,831
Real estate:
Commercial	708	4,152	2,438	3,030	518
Residential	1,756	3,219	6,174	5,827	8,992

Total real estate loans	2,464	7,371	8,612	8,857	9,510

Consumer	—	169	148	—	441

Total nonperforming loans	5,728	12,730	15,794	15,125	11,782
Other real estate owned	173	2,193	4,674	3,458	6,385

Total nonperforming assets	$5,901	$14,923	$20,468	$18,583	$18,167

Past due loans:
Commercial	$—	$—	$—	$975	$96
Real estate	213	72	2,190	473	3,481
Consumer	728	860	1,464	1,256	592

Total past due loans (1)	$941	$932	$3,654	$2,704	$4,169

Restructured loans:
Commercial	$—	$—	$2,214	$4,153	$4,440
Real estate:
Commercial	—	—	—	—	1,231
Residential	1,413	2,919	8,629	11,730	11,280

Total restructured loans (2)	$1,413	$2,919	$10,843	$15,883	$16,951

Nonperforming assets to total loans and other real estate owned (end of year):
Excluding 90 days past due accruing loans	0.44%	1.28%	1.64%	1.42%	1.57%
Including 90 days past due accruing loans	0.51%	1.36%	1.93%	1.63%	1.93%
Nonperforming assets to total assets (end of year):
Excluding 90 days past due accruing loans	0.31%	0.89%	1.29%	1.08%	1.12%
Including 90 days past due accruing loans	0.36%	0.95%	1.52%	1.24%	1.38%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans decreased to $5.7 million at December 31, 2003, a decrease of $7.0 million, or 55.0%, below the $12.7 million at year-end 2002. The decrease in nonperforming loans was primarily due to a $4.9 million decrease in real estate loans. At December 31, 2003, other real estate owned (net of valuation allowance) amounted to $173,000, a decrease of $2.0 million, or 92.1%, from the prior year-end.

Past due loans which are still accruing interest increased $9,000, to $941,000 at December 31, 2003. Substantially all loans in this category are both well-collateralized and in the process of collection.

Restructured loans decreased $1.5 million, or 51.6%, as compared to 2002, primarily due to pay-off of certain residential loans.

Interest on non-accrual loans that would have been recorded in 2003 had such loans been performing in accordance with their original terms was $448,000. The amount of interest on non-accrual loans that was included in net income in 2003 was $138,000.

At December 31, 2003, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

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

The average daily amount of deposits and the average rate paid on such deposit categories is summarized below:

	2003		2002		2001
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$190,596	—%	$157,170	—%	$130,083	—%
Interest-bearing demand deposits	285,506	0.41	285,480	1.08	256,882	2.29
Savings	252,011	0.71	185,834	1.17	155,449	1.97
Time deposits	448,399	1.83	504,685	2.54	651,344	4.68
Total	$1,176,512	0.95%	$1,133,169	1.60%	$1,193,758	3.30%

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 2003 is summarized below:

(in thousands)
3 months or less	$110,397
Over 3 months through 6 months	51,850
Over 6 months through 12 months	29,576
Over 12 months	18,684

Total	$210,507

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO

The following table sets forth the book value and the distribution by category of investment securities at December 31 for the years indicated:

(in thousands)	2003	2002	2001

Held-to-Maturity
U.S. Treasury and other U.S. government agencies and corporations	$79,126	$75,996	$—
Corporate bonds	29,199	34,861	24,830
Mortgage-backed securities	25,838	1,156	1,170

Total	$134,163	$112,013	$26,000

Available-for-sale
U.S. Treasury and other U.S. government agencies and corporations	$50,457	$5,462	$5,450
State and political subdivisions	35,167	35,036	33,204
Mortgage/asset-backed securities	195,970	168,371	164,909
Others	21,052	19,466	—

Total	$302,646	$228,335	$203,563

FHLB stock	$31,576	$29,886	$32,406

The following table sets forth the maturities of investment securities (at amortized cost) at December 31, 2003 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security, not adjusted to a fully tax-equivalent basis as impact, not material):

			After 1 but		After 5 but
	Within 1 year		within 5 years		within 10 years		After 10 years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held-to-maturity
U.S. Treasury and other U.S. government agencies and corporations	$—	—%	$53,757	2.31%	$25,369	2.38%	—	—%
Corporate bonds	18,925	4.59	10,274	4.13	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	25,838	3.95

Total	$18,925	4.59%	$64,031	2.98%	$25,369	2.38%	$25,838	3.95%

Available-for-sale
U.S. Treasury and other U.S government agencies and corporations	$5,005	6.31%	$44,507	5.53%	$—	—%	$—	—%
State and political subdivisions	—	—	—	—	11,955	6.07	20,703	5.01
Mortgage/asset-backed securities	572	7.25	741	8.04	90,276	3.36	97,592	5.94
Other	—	—	—	—	—	—	20,906	3.27

Total	$5,577	6.41%	$45,248	5.54%	$102,231	3.58%	$139,201	5.40%

A table setting forth information regarding investment and mortgage/asset-backed securities, including estimated fair value and carrying value of such securities is included in Note B of Notes to the Company’s Consolidated Financial Statements.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal funds purchased generally mature on the day following the date of purchase.

Advances from the FHLB were made under a credit line agreement providing for advances up to $570.1 million, of which $70.7 million was undrawn at December 31, 2003. See Notes H and I of Notes to the Company’s Consolidated Financial Statements and the discussions below under “Liquidity Management.”

At December 31, 2003, there were seven long-term FHLB advances totaling $123.0 million, callable after initial lockout periods. The next call date range is between January 2004 and August 2006.

FINANCIAL CONDITION

Total assets at December 31, 2003 were $1,903.7 million, an increase of $229.3 million, or 13.7%, from 2002. The increase was due primarily to increases in investment securities available for sale and loans of $74.3 million, or 32.5% and $218.6 million, or 21.1%, respectively. These increases were a result of cash flows generated from a decrease in loans held for sale of $42.1 million, or 42.7% and an increase in deposits of $42.5 million, or 3.7%, and an increase in borrowings of $170.0 million, or 51.5%.

LIQUIDITY AND CAPITAL RESOURCES

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

At December 31, 2003, the Bank had advances outstanding from the FHLB of $499.4 million (28.8% of total liabilities) at December 31, 2003 compared to $329.4 million (21.6% of total liabilities) at December 31, 2002. The maximum amount of advances from the FHLB that the Bank had outstanding at any month-end during such periods was $499.4 million. As of December 31, 2003, the Bank had available unused credit lines of $70.7 million from the FHLB. During 2004, $305.0 million of short-term and $31.2 million of long-term borrowings from the FHLB mature – see Note I of Notes to the Company’s Consolidated Financial Statements for future maturity of long-term borrowings from the FHLB. It has been the Company’s general practice to satisfy maturing obligations to the FHLB in part by additional advances under its credit line agreement with the FHLB. The creditline agreements have standard FHLB default provisions which, among other matters, accelerate the maturity date if there is a material adverse change to the financial condition of the Bank and/or if repayment ability becomes impaired. The Bank’s ability to continue to draw upon this credit line and avoid an acceleration of the maturity dates is dependent upon the Company’s continued adequate financial condition and fulfillment of collateral requirements. As of December 31, 2003, these borrowings were collateralized by $686.3 million in U.S. Treasury and other U.S. government agency securities and loans. Management believes that the FHLB will continue to extend borrowings to the Bank to refinance advances maturing in 2004. In the remote case that the FHLB ceases to make advances available as a reliable source of liquidity, the Bank would be required to repay the advances as they mature or are accelerated from other sources of funds in order to mitigate the risk that the security pledged as collateral for the advances might be realized upon by the FHLB. Management believes that the Bank could obtain other sources of funding, such as through repurchase agreements, brokered CDs, federal fund lines with other correspondent banks or lines of credit with the Federal Reserve System in order to meet such repayment requirements.

The Company’s most liquid assets are cash, interest bearing deposits, Federal funds sold, investment securities available for sale and loans held for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2003, cash, interest-bearing deposits, Federal funds sold and available for sale investment securities and loans held for sale totaled $407.0 million, a decrease of 3.8% from $423.1 million at December 31, 2002.

Investing activities used cash flow of $84.7 million in 2003, while providing cash flow of $27.1 million and $124.4 million in 2002 and 2001, respectively. The primary use of cash for investing activities in 2003 was the $230.1 million in net loan originations, partially offset by proceeds from sales of available-for-sale securities of $179.4 million. The primary source of cash for investing activities in 2002 was proceeds from sales and maturities of available-for-sale securities of $113.5 million and net loan payoffs of $117.1 million.

Financing activities provided cash flow of $209.9 million and $62.2 million in 2003 and 2002, respectively, and used $149.4 million in 2001. During 2003, proceeds from short-term debt of $295.0 million were the primary source of cash flows from financing activities and, in 2002; proceeds from long-term debt of $140.0 million were the primary source of cash flows from financing activities.

At any time, the Company has outstanding commitments to extend credit. See Note O of Notes to the Company’s Consolidated Financial Statements. See Note N of Notes to the Company’s Consolidated Financial Statements for further discussion and disclosure of risk management activities.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company is a party to various financial transactions that are not recorded on the Company’s balance sheet, in accordance with generally accepted accounting principles. Such transactions are structured to meet the financial needs of customers and manage the Company’s interest rate risk, and include transactions such as interest rate lock commitments and forward sales of securities, and derivative financial instruments such as swaps, caps, floors, and options. Management is not aware of any known event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of these off-balance sheet arrangements. See Notes A, “Derivative Instruments and Hedging Activities,” and N of Notes to the Company’s Consolidated Financial Statements for further discussion on Derivative Instruments and Hedging Activities, and Risk Management Activities.

During 2003, swaps and call options resulted in a net gain of $1.5 million. Based on the off-balance sheet arrangements with which it is involved, the Company does not believe that such arrangements are reasonably likely to have a material impact on its current or future financial condition, results of operations, liquidity or capital.

CONTRACTUAL OBLIGATIONS

Set forth below is a summary of Contractual Obligations as of December 31, 2003 on total payments due during the indicated periods for the specified obligations. Additional information on operating leases and long-term debt can be found in Notes F and I of Notes to the Company’s Consolidated Financial Statements.

(in thousands)	Within 1 year	2 to 3 years	4 to 5 years	After 5 years	Total

Long-term debt	$31,200	$40,000	$13,000	$110,189	$194,389
Operating leases	4,470	8,238	7,694	9,762	30,164
Facilities management services	1,164	2,632	2,793	1,710	8,299
Minority interest in consolidated subsidiary	—	—	—	2,720	2,720

Total contractual obligations	$36,834	$50,870	$23,487	$124,381	$235,572

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

(in thousands)	Within 1 year

Loan commitments	$391,394
Guarantees and letters of credit	16,147

Totals	$407,541

The Company did not have material commitment for capital expenditures at December 31, 2003.

UNSOLICITED TAKEOVER PROPOSAL

CPF has not withdrawn its unsolicited takeover proposal and continues to litigate and states that it intends to proceed with such takeover. In 2003, the Company expended approximately $6.6 million in unsolicited hostile takeover proposal expenses. It is unknown as to what expenses and expenditure of time of personnel the Company will incur in the future for this matter, whether CPF will withdraw its proposal or what the result of such proposal will be. These uncertainties could affect the financial performance of the Company and the price at which the shares of the Company trade.

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

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Net income for the fourth quarter of 2003 was $6.9 million, or $1.56 per diluted share, a 90.7% increase over net income of $3.6 million, or $0.83 per diluted share, for the same quarter in 2002.

The higher net income for the fourth quarter of 2003 was primarily due to a $2.7 million increase in net interest income, a $3.0 million decrease in provision for credit losses and a $2.8 million increase in noninterest income, partially offset by a $3.5 million increase in noninterest expense.

The following table summarizes the Company’s quarterly results for the years 2003 and 2002:

(in thousands, except per			Quarter
share data)	First	Second	Third	Fourth	Total

2003:
Total interest income	$24,933	$25,299	$26,009	$26,769	$103,010
Total interest expense	6,631	6,085	5,590	5,110	23,416

Net interest income	18,302	19,214	20,419	21,659	79,594
Provision for credit losses	4,330	550	1,150	1,150	7,180
Noninterest income	5,511	6,464	5,023	6,288	23,286
Noninterest expense	13,642	18,717	15,998	16,570	64,927

Income before income taxes	5,841	6,411	8,294	10,227	30,773
Income tax expense	1,869	2,051	2,750	3,355	10,025

Net income	$3,972	$4,360	$5,544	$6,872	$20,748

Basic earnings per share	$0.93	$1.03	$1.29	$1.61	$4.86
Diluted earnings per share	$0.92	$0.99	$1.25	$1.56	$4.72
2002:
Total interest income	$27,634	$26,720	$26,480	$26,111	$106,945
Total interest expense	8,195	7,682	7,257	7,158	30,292

Net interest income	19,439	19,038	19,223	18,953	76,653
Provision for credit losses	4,868	4,102	3,989	4,151	17,110
Noninterest income	3,959	3,760	1,589	3,507	12,815
Noninterest expense	13,348	13,321	12,845	13,104	52,618

Income before income taxes	5,182	5,375	3,978	5,205	19,740
Income tax expense	1,646	1,754	1,257	1,601	6,258

Net income	$3,536	$3,621	$2,721	$3,604	$13,482

Basic earnings per share	$0.84	$0.85	$0.63	$0.85	$3.17
Diluted earnings per share	$0.83	$0.83	$0.62	$0.83	$3.11

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

The Company also measures and monitors its sensitivity to interest rates using net interest income simulations on a quarterly basis. Any identified exposure is managed primarily through the use of on-balance-sheet hedges such as the extension or shortening of the duration of the investment and mortgage/asset-backed securities portfolio, retail certificates of deposit and FHLB advances. Additionally, the Company uses derivative instruments that have been designated and have qualified as either cash flow hedging instruments such as swaps, caps and floors or fair value hedging instruments such as options. The Company currently does not engage in the use of trading activities, high-risk derivatives and synthetic instruments in controlling its interest rate risk. Such uses are permitted at the recommendation of ALCO with the approval of the Board of Directors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

	0-90	91-180	181-365	1-5	Over 5	Non-rate
(in thousands)	Days	Days	Days	Years	Years	sensitive	Total

Assets:
Investment and mortgage/ asset-backed securities and interest-bearing deposits in other banks	$99,492	$38,011	$68,552	$156,916	$106,757	$—	$469,728
Federal funds sold	400	—	—	—	—	—	400
Commercial loans	113,806	13,139	15,622	66,660	13,055	—	222,282
Real estate loans	219,734	80,577	142,019	432,566	39,735	—	914,631
Consumer loans	52,969	10,807	17,345	83,496	12,091	—	176,708
Other assets	—	—	—	—	—	119,912	119,912

Total assets	$486,401	$142,534	$243,538	$739,638	$171,638	$119,912	$1,903,661

Liabilities and stockholders’ equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$—	$217,148	$217,148
Time and savings deposits	417,573	114,442	71,179	80,477	304,906	—	988,577
Short-term borrowings	300,400	—	5,000	—	—	—	305,400
Long-term debt	20,003	3	11,206	53,054	110,123	—	194,389
Other liabilities	—	—	—	—	—	28,937	28,937
Stockholders’ equity	—	—	—	—	—	169,210	169,210

Total liabilities and stockholders’ equity	$737,976	$114,445	$87,385	$133,531	$415,029	$415,295	$1,903,661

Interest rate sensitivity gap	$(251,575)	$28,089	$156,153	$606,107	$(243,391)	$(295,383)	$—
Cumulative interest rate sensitivity gap	$(251,575)	$(223,486)	$(67,333)	$538,774	$295,383	$—	$—

The Company’s policy is to match its level of interest-earning assets and interest-bearing liabilities within a limited range, thereby reducing its exposure to interest rate fluctuations. In connection with these asset and liability management objectives, various actions have been taken, including changes in the composition of assets and liabilities, and the use of financial instruments.

When appropriate, ALCO may utilize off-balance sheet instruments such as interest rate swaps, caps and floors to hedge its interest rate risk position. A Board of Directors approved hedging policy statement governs the use of these instruments.

The financial instruments used and their notional amounts outstanding at December 31 for the years indicated were as follows:

(dollars in thousands)	2003	2002	2001

Interest rate swaps:
Pay-floating swaps-notional amount	$30,000	$20,000	$15,000
Average receive rate	5.98%	6.40%	7.29%
Average pay rate	4.00%	4.25%	2.07%

Pay-fixed swaps-notional amount	$10,000	$35,000	$—
Average receive rate	1.17%	1.72%	—%
Average pay rate	4.17%	3.99%	—%

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

The Company has a mortgage banking operation and thus holds a portfolio of residential loans funded, pending sale to investors. These loans were $56.0 million and $97.9 million at December 31, 2003 and 2002, respectively, and are carried on the books at the lower of cost or market. Because the market value of these loans are subject to change due to interest rates, the Company utilizes forward sales and short call options to protect against rising rates.

Interest rate options at December 31, 2003, 2002 and 2001 consisted of the following:

	2003		2002		2001
		Estimated		Estimated		Estimated
	Notional	Fair	Notional	Fair	Notional	Fair
(in thousands)	Amount	Value	Amount	Value	Amount	Value

Caps	$—	nil	$—	nil	$50,000	nil
Options	30,000	(230)	30,000	(217)	5,000	(40)

Total interest rate options	$30,000	$(230)	$30,000	$(217)	$55,000	$(40)

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

Based on the results of the simulation model and interest rate risk position, management monitors short- and long-term exposure to market risk by managing rates paid on liabilities; pricing on loans; volumes of loans, deposits and investments; mix of asset types varying in term, optionality and cash flow characteristics; and other factors. These tactics are employed considering market conditions, competition, and loan demand and customer preferences.

A unique aspect of the Bank’s earning asset base is that 28% of total gross loans are residential mortgage loans, which have longer terms and greater option risk arising from the borrower’s right to prepay. This potentially creates significant mismatch risk as funding of those assets are typically at terms much shorter than the expected terms of the loans. As a result, the Bank has generally been liability-sensitive in the past. Due to the presence of an established secondary market for residential real estate loans and its acceptance as collateral for wholesale borrowing for the Bank, this portfolio and continuing operation is a significant source of liquidity, regardless of the interest rate environment.

Over the last year, the Bank’s interest rate risk position has shifted from being asset-sensitive in the first half of the year to being liability-sensitive in the second half as rates generally remained low during the year, as compared to historical averages. Continued high prepayments of residential mortgages were replaced with loans and investments that were either variable rate or with shorter fixed maturities (3 to 5 years). Additionally, long-term advances that came due were replaced with overnight borrowings. As a result, the balance sheet became liability-sensitive which had a positive impact on the net interest margin, which was continuing to compress in this low interest rate environment. Management continues to monitor the gap position at least quarterly and determines its risk management strategies based on income at risk, growth projections and biases for interest rate direction.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet as well as for off-balance sheet derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (“bp”) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as of December 31, 2003.

Rate Change	Estimated NII Sensitivity
+200bp	(1.35)%
-100bp	(1.22)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITOR’S REPORT

CB BANCSHARES, INC. AND SUBSIDIARIES

December 31, 2003, 2002 and 2001

INDEPENDENT AUDITOR’S REPORT
CB Bancshares, Inc. and Subsidiaries

The Board of Directors and Stockholders
CB Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of CB Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Honolulu, Hawaii
February 13, 2004

CONSOLIDATED BALANCE SHEETS
CB Bancshares, Inc. and Subsidiaries

	December 31,
(in thousands, except number of shares and per share data)	2003	2002
ASSETS
Cash and due from banks (Note A)	$46,566	$75,069
Interest-bearing deposits and deposits in other banks	1,343	1,214
Federal funds sold	400	20,525
Investment and mortgage/asset-backed securities (Notes B and I):
Held-to-maturity (fair value of $134,552 and $113,138 at December 31, 2003 and 2002, respectively	134,163	112,013
Available-for-sale	302,646	228,335
FHLB stock	31,576	29,886
Loans held-for-sale	56,039	97,948
Loans, net (Notes C, D and I)	1,257,582	1,037,657
Premises and equipment, net (Note F)	16,867	16,596
Other real estate owned and other repossessed property (Note E)	173	2,193
Accrued interest receivable and other assets (Note L)	56,306	52,922

TOTAL ASSETS	$1,903,661	$1,674,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (Note G):
Noninterest-bearing	$217,148	$212,140
Interest-bearing	988,577	951,087

Total deposits	1,205,725	1,163,227

Short-term borrowings (Note H)	305,400	10,400
Accrued expenses and other liabilities (Notes L and M)	26,217	27,595
Long-term debt (Note I)	194,389	319,407
Minority interest in consolidated subsidiary (Note J)	2,720	2,720

Total liabilities	1,734,451	1,523,349

Commitments and contingencies (Notes F, I, N, O, P and Q)
Stockholders’ equity (Notes Q and R):
Preferred stock $1 par value -
Authorized and unissued 25,000,000 shares	—	—
Common stock $1 par value -
Authorized 50,000,000 shares; issued and outstanding 4,337,211 shares in 2003 and 3,897,975 shares in 2002	4,337	3,898
Additional paid-in capital	103,050	78,311
Retained earnings	56,542	63,679
Unreleased shares to employee stock ownership plan	(1,323)	(1,486)
Accumulated other comprehensive income, net of tax	6,604	6,607

Total stockholders’ equity	169,210	151,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,903,661	$1,674,358

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CB Bancshares, Inc. and Subsidiaries

	Years ended December 31,
(in thousands, except per share data)	2003	2002	2001
Interest income:
Interest and fees on loans	$85,635	$89,752	$108,712
Interest and dividends on investment and mortgage/ asset-backed securities:
Taxable interest income	13,906	13,478	15,260
Nontaxable interest income	1,546	1,557	1,553
Dividends	1,693	1,971	2,278
Other interest income	230	187	451

Total interest income	103,010	106,945	128,254

Interest expense:
Deposits (Note G)	11,135	18,098	39,438
FHLB advances and other short-term borrowings	1,158	672	5,095
Long-term debt	11,123	11,522	12,915

Total interest expense	23,416	30,292	57,448

Net interest income	79,594	76,653	70,806
Provision for credit losses (Note D)	7,180	17,110	13,628

Net interest income after provision for credit losses	72,414	59,543	57,178

Noninterest income:
Service charges on deposit accounts	4,559	4,345	3,811
Other service charges and fees	7,147	6,784	4,897
Net realized gains (losses) on sales of securities (Notes B and S)	1,718	(1,765)	(169)
Net gains on sales of loans	2,533	1,493	2,060
Item processing fee	1,866	397	135
Impairment of asset-backed securities (Note A)	—	(1,399)	(10,642)
Other (Note M)	5,463	2,960	2,725

Total noninterest income	23,286	12,815	2,817

Noninterest expense:
Salaries and employee benefits (Note Q)	29,852	24,675	23,111
Net occupancy expense (Note F)	6,639	6,367	6,588
Equipment expense (Note F)	2,406	2,942	3,469
Unsolicited hostile takeover proposal expenses	6,621	—	—
Other (Note K)	19,409	18,634	17,427

Total noninterest expense	64,927	52,618	50,595

Income before income taxes	30,773	19,740	9,400
Income tax expense (Note L)	10,025	6,258	3,250

NET INCOME	$20,748	$13,482	$6,150

Per share data (Note R):
Basic	$4.86	$3.17	$1.45
Diluted	$4.72	$3.11	$1.43

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
CB Bancshares, Inc. and Subsidiaries

					Unreleased	Accumulated
			Additional		Shares to	Other
	Common Stock		Paid-In	Retained	Employee	Comprehensive
(in thousands, except per share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Year ended December 31, 2003:
Balance at January 1, 2003	3,898	$3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009
Comprehensive income
Net income	—	—	—	20,748	—	—	20,748
Other comprehensive income, net of tax
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	—	(3)	(3)

Total comprehensive income	—	—	—	20,748	—	(3)	20,745

Cash dividends:
$0.95 per share	—	—	—	(4,015)	—	—	(4,015)
Options exercised	47	47	1,178	—	—	—	1,225
Directors’ compensation	1	1	31	—			32
Stock dividend	391	391	23,381	(23,870)	—	—	(98)
Cancelled and retired shares	—	—	(12)	—	—	—	(12)
Unreleased ESOP shares	—	—	161	—	163	—	324

Balance at December 31, 2003	4,337	$4,337	$103,050	$56,542	$(1,323)	$6,604	$169,210

Year ended December 31, 2002:
Balance at January 1, 2002	3,506	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762
Comprehensive income
Net income	—	—	—	13,482	—	—	13,482
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	5,653	5,653

Total comprehensive income	—	—	—	13,482	—	5,653	19,135

Cash dividends:
$0.44 per share	—	—	—	(1,649)	—	—	(1,649)
Options exercised	182	182	4,786	—	—	—	4968
Stock dividend	362	362	13,448	(13,868)	—	—	(58)
Cancelled and retired shares	(152)	(152)	(5412)	—	—	—	(5,564)
Unreleased ESOP shares	—	—	62	—	353	—	415

Balance at December 31, 2002	3,898	$3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009

Year ended December 31, 2001:
Balance at January 1, 2001	3,189	$3,189	$54,594	$72,284	$—	$(6,905)	$123,162
Comprehensive income
Net income	—	—	—	6,150	—	—	6,150
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	7,859	7,859

Total comprehensive income	—	—	—	6,150	—	7,859	14,009

Cash dividends:
$0.43 per share	—	—	—	(1,441)	—	—	(1,441)
Options exercised	8	8	191	—	—	—	199
Stock dividend	318	318	10,907	(11,279)	—	—	(54)
Cancelled and retired shares	(9)	(9)	(265)	—	—	—	(274)
Unreleased ESOP shares	—	—	—	—	(1,839)	—	(1,839)

Balance at December 31, 2001	3,506	$3,506	$65,427	$65,714	$(1,839)	$954	$133,762

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CB Bancshares, Inc. and Subsidiaries

	Years ended December 31,
(in thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$20,748	$13,482	$6,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,180	17,110	13,628
Impairment of asset-backed securities	—	1,399	10,642
Gain on sale of foreclosed assets	(440)	(359)	(50)
Net realized (gains) losses on sales of securities	(1,718)	1,765	169
Depreciation and amortization	4,924	3,916	2,329
Deferred income taxes	(570)	(1,467)	86
Decrease in accrued interest receivable	166	1,516	1,526
Increase (decrease) in accrued interest payable	(728)	69	(3,577)
Gain on sale of loans available for sale	(2,533)	(1,493)	(2,060)
Loans originated for sale	(416,018)	(238,790)	(189,441)
Proceeds from sale of loans held for sale	238,070	165,238	172,476
Increase in other assets	(3,273)	(1,675)	(1,891)
Increase (decrease) in other liabilities	1,904	4,110	(1,601)
FHLB stock dividends	(1,690)	(1,969)	(2,276)
Other	236	500	1,111

Net cash provided by (used in) operating activities	(153,742)	(36,648)	7,221

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits in other banks	(129)	(197)	41
Net decrease (increase) in federal funds sold	20,125	(9,870)	(10,045)
Purchase of held-to-maturity securities	(163,978)	(143,401)	(26,200)
Repayments of held-to-maturity securities	139,583	57,125	198
Proceeds from sales of available-for-sale securities	179,414	63,493	54,607
Proceeds from maturities of available-for-sale securities	74,675	49,987	43,843
Purchase of available-for-sale securities	(104,166)	(105,900)	(928)
Proceeds from sale of FHLB stock	—	4,489	2,300
Net loan originations under (over) principal payments	(230,555)	115,375	56,447
Capital expenditures	(2,913)	(2,101)	(1,805)
Proceeds from sales of foreclosed assets	3,280	5,635	5,946
Purchase of bank owned life insurance	—	(7,500)	—

Net cash provided by (used in) investing activities	(84,664)	27,135	124,404

Cash flows from financing activities:
Net increase (decrease) in time deposits	(29,217)	(74,176)	(186,798)
Net increase (decrease) in other deposits	71,714	98,968	106,770
Net increase (decrease) in short-term borrowings	295,000	(65,700)	(94,600)
Proceeds from long-term debt	35,000	140,000	151,200
Principal payments on long-term debt	(160,018)	(35,017)	(118,285)
Net decrease in minority interest in consolidated subsidiary	—	—	(4,280)
Cash dividends paid	(4,015)	(1,649)	(1,441)
Cash-in-lieu payments on stock dividend	(98)	(58)	(54)
Stock repurchase	(12)	(5,564)	(274)
Stock options exercised	1,225	4,968	199
Unreleased ESOP shares	324	415	(1,839)

Net cash provided by (used in) financing activities	209,903	62,187	(149,402)

Increase (decrease) in cash and due from banks	(28,503)	52,674	(17,777)
Cash and due from banks at beginning of year	75,069	22,395	40,172

Cash and due from banks at end of year	$46,566	$75,069	$22,395

Supplemental disclosures of cash flow information:
Interest paid on deposits and other borrowings	$24,203	$29,555	$61,023
Income taxes paid	12,582	3,400	5,248
Supplemental disclosure of non-cash activities:
Loan securitizations	$223,010	$27,138	$—

Supplemental schedule of non-cash operating and investing activity:

The Company converted $1,065,000, $6,424,000 and $7,262,000 of loans into other real estate owned and repossessed personal property in 2003, 2002 and 2001, respectively.

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption, “Cash and due from banks”. Included in cash are amounts restricted for the Federal Reserve requirement of $8,022,000 and $11,179,000 in 2003 and 2002, respectively.

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

As a member of the Federal Home Loan Bank of Seattle (the “FHLB”), the Company is required to maintain a minimum investment in the capital stock of the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB. The stock is recorded as a restricted investment security at amortized cost, which approximates fair value.

Interest income earned on retained or purchased beneficial interests in securitized financial assets is recognized over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income is revised prospectively for changes in cash flows and impairment is recognized if the fair value of the beneficial interest has declined below its carrying amount and the decline is other than temporary. Because the book values of certain of the Company’s asset backed securities were more than the fair values of those securities during 2002 and 2001, the Company recognized a $1.4 million (after tax charge of $1.0 million) and $10.6 million (after tax charge of $6.4 million), respectively, noncash charge in the Consolidated Statements of Income.

Loans and Leases Held for Investment. Interest income on loans receivable is accrued as it is earned. Loans receivable are reported at the outstanding principal balance, adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income is amortized over the lease terms by methods that approximate the interest method. Residual values on leased assets are reviewed regularly for other than temporary impairment.

Loan origination fees and costs are deferred and recognized as an adjustment of the yield. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status. Loan commitment fees received are deferred as other liabilities until the loan is advanced and are then recognized over the term or estimated life of the loan as an adjustment of the yield. At expiration, unused commitment fees are recognized as fees and commission revenue. Guarantee fees received are recognized as fee revenue over the related terms.

The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral, if any. The allowance for credit losses is increased by any provision for credit losses and decreased by charge-offs (net of recoveries).

Loans are impaired when, based on current information and events, it is probable that principal or interest will not be collected at scheduled maturity or will be unreasonably delayed. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Impairment losses are reflected as charge-offs in the allowance for loan losses. For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon Management’s evaluation of the quality, character and inherent risks in the loan portfolio, current economic conditions, and historical loan loss experience. Delinquent close-ended consumer loans are charged off within 120 days (180 days for open-ended consumer loans and residential real estate loans), unless determined to be adequately collateralized or in imminent process of collection.

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

Transfers and Servicing of Financial Assets. A transfer of financial assets is accounted for as a sale when control is surrendered over the assets transferred. Servicing rights and other retained interests in the assets sold are recorded by allocating the previous recorded investment between the asset sold and the interest retained based on their relative fair values, if practicable to determine, at the date of transfer. For the years presented, servicing assets and amortization were not material.

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

Intangible Assets. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of SFAS No. 142 beginning January 1, 2002. At December 31, 2003 and 2002, the Company did not have any assets classified as goodwill under the new pronouncement. However, the Company does have servicing premiums. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over the period of estimated net servicing income. The impact of the adoption of SFAS No. 142 has not had a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2002, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 was issued. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. As allowed by SFAS No. 123 (as amended by SFAS No. 148), the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

The original exercise price of each option equals the market price of the Company’s stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined using the fair value based method, the Company’s net income and net income per share would have been the pro forma amounts below:

	2003	2002	2001
Net income:
As reported	$20,748,000	$13,482,000	$6,150,000
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(634,000)	(179,000)	(603,000)

Pro forma	$20,114,000	$13,303,000	$5,547,000

Earnings per share:
Basic – as reported	$4.86	$3.17	$1.45
Basic – Pro forma	$4.71	$3.12	$1.31
Diluted – as reported	$4.72	$3.11	$1.43
Diluted – Pro forma	$4.58	$3.07	$1.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. For grants in 2003, 2002 and 2001, the following weighted average assumptions were used; expected dividend of 1.03%, 1.03% and 1.25%, expected volatility of 19.00%, 19.00% and 23.00%, risk-free interest rate of 4.61%, 5.55% and 4.55%, and expected life of 4.0 years, 5.0 years and 6.0 years. The weighted average fair value of options granted during 2003, 2002 and 2001 was $20.91, $8.77 and $9.82, respectively.

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

In 2003, interest rate swaps were used to convert floating assets and liabilities to fixed rates. $20 million of pay-floating swaps qualify as cash flow hedging instruments as they served to convert $20 million of prime-based loans to fixed rates. During 2003, no amounts were recognized in earnings in connection with the ineffective portion of these cash flow hedges and no amounts were excluded from the measure of effectiveness.

Derivatives not designated as hedges consist of $10 million of pay-floating swaps, $10 million of pay-fixed swaps and $30 million of options and instruments containing option features that behave based on limits. At December 31, 2003, the Company also had $15.0 million of forward sales on securities to hedge residential mortgage loans. These instruments are used to hedge risks associated with interest rate movements and serve as hedges from an economic perspective; however, they do not qualify for hedge accounting under SFAS No. 133, as amended. The Bank recorded a gain of approximately $1.5 million in 2003 for these instruments as a component of noninterest income in the consolidated statement of income. Included in this $1.5 million gain is a one-time gain of $855,000 recognized on the termination of two (2) interest rate swaps.

The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. As of December 31, 2003 and 2002, all of the Company’s embedded derivatives are considered clearly and closely related to the host contract and therefore are not required to be separated from their host contract

On January 1, 2001, the Company recorded the cumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in its identified fair value hedges that were employed at the time. A transition adjustment of $263,000 associated with establishing fair values of the derivative instruments and hedged items on the balance sheet was recorded in investment securities.

Earnings Per Share. Basic earnings per common share are based on the weighted-average number of common shares outstanding for the year. Diluted earnings per common share are based on the assumption that all potentially dilutive common shares and dilutive stock options were converted at the beginning of the year. All per share amounts have been restated to reflect the impact of the 10% stock dividend issued in June 2003.

New Accounting Principles. SFAS No. 143. In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The adoption of SFAS No. 143 on January 1, 2003 had no effect on the Company’s consolidated financial statements.

SFAS No. 146. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement were effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 had no effect on the Company’s consolidated financial statements.

SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003 had no material effect on the Company’s consolidated financial statements.

SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, however, the FASB indefinitely deferred the effective date of the provisions of SFAS No. 150 related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS No. 150 solely as a result of consolidation. At December 31, 2003, the Company had no financial instruments falling within the scope of SFAS No. 150.

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

FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities (VIEs) as defined. The Interpretation applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For variable interests in VIEs that an enterprise acquired before February 1, 2003, the Interpretation is applicable in the first fiscal year or interim period beginning after June 15, 2003. In December 2003, the FASB revised Interpretation No. 46, which replaced its original interpretation issued in January 2003, and among other things, revised certain effective dates. At December 31, 2003, the Company had no significant variable interests in a variable interest entity requiring consolidation or disclosure in accordance with the Interpretation.

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair values of the Company’s investment portfolio at December 31, 2003 and 2002 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(in thousands)	Cost	Gains	Losses	Value
2003:
Held to Maturity:
U.S. Treasury and other U.S. government agencies and corporations	$79,126	$292	$375	$79,043
Corporate bonds	29,199	417	—	29,616
Mortgage-backed securities	25,838	215	160	25,893

Total held to maturity	$134,163	$924	$535	$134,552

Available-for-sale securities:
U.S. Treasury and other U.S. government agencies and corporations	$49,512	$969	$24	$50,457
States and political subdivisions	32,658	2,509	—	35,167
Mortgage/asset-backed securities	189,181	8,048	1,259	195,970
Others	20,906	146	—	21,052

Total available-for-sale	$292,257	$11,672	$1,283	$302,646

Total investments	$426,420	$12,596	$1,818	$437,198

2002:
Held to Maturity:
U.S. Treasury and other U.S. government agencies and corporations	$75,996	$410	$—	$76,406
Corporate bonds	34,861	655	—	35,516
Mortgage-backed securities	1,156	60	—	1,216

Total held to maturity	$112,013	$1,125	$—	$113,138

Available-for-sale securities:
U.S. Treasury and other U.S. government agencies and corporations	$5,125	$337	$—	$5,462
States and political subdivisions	32,975	2,073	12	35,036
Mortgage/asset-backed securities	159,866	8,641	136	168,371
Others	19,399	97	30	19,466

Total available-for-sale	$217,365	$11,148	$178	$228,335

Total investments	$329,378	$12,273	$178	$341,473

At December 31, 2003 and 2002, the Company had no securities classified as trading.

Securities with an aggregate carrying value of $320,507,000 and $160,512,000, at December 31, 2003 and 2002, respectively, were pledged to collateralize public deposits and for other purposes required by law. Investment in the stock of the FHLB of Seattle totaled $31.6 million and $29.9 million at December 31, 2003 and 2002, respectively. The stock of the FHLB of Seattle is pledged as collateral for FHLB advances.

The following presents the amortized cost and estimated fair value of investment securities at December 31, 2003 by contractual maturity. Expected maturity will differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The stated maturity of mortgage/asset-backed securities is presented in total since the principal cash flows of these securities are not received at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$18,925	$19,017	$5,005	$5,136
Due 1 to 5 years	64,031	64,131	44,507	45,321
Due 5 to 10 years	25,369	25,511	11,955	13,039
Due > 10 years	—	—	41,609	43,180

Mortgage/asset-backed securities	25,838	25,893	189,181	195,970

Total	$134,163	$134,552	$292,257	$302,646

Proceeds from sales of securities available-for-sale during 2003, 2002, and 2001 were $179,414,000, $63,493,000, and $54,607,000, respectively. These sales resulted in gross realized gains of $2,672,000, $175,003 and $1,075,000, respectively, and gross realized losses of $954,000, $12,170 and $1,000, respectively.

At December 31, 2003, there were $1.8 million of unrealized losses on temporarily impaired securities. The unrealized losses were primarily due to the increases in market interest rates and not from the deterioration in the creditworthiness of the issuer. At the end of 2003, there were 14 securities in the investment portfolio that were in an unrealized loss position for less than 12 months and one security for more than 12 months. The following is a summary of the unrealized losses on temporarily impaired securities at December 31, 2003:

(in thousands)	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Treasury obligations and direct obligations of US Government agencies	$37,034	$399	$—	$—	$37,034	$399
Federal agency mortgage-backed securities	49,739	1,419	—	—	49,739	1,419
Other mortgage-backed securities	—	—	4	—	4	—

Total temporarily impaired securities	$86,773	$1,818	$4	$—	$86,777	$1,818

NOTE C - LOANS

The loan portfolio consisted of the following at December 31, 2003 and 2002:

(in thousands)	2003	2002
Commercial and financial	$245,875	$227,736
Real estate:
Construction	98,237	52,538
Commercial	403,946	210,512
Residential	367,685	444,246
Installment and consumer	180,064	135,415

Gross loans	1,295,807	1,070,447
Less:
Unearned income	2,453	1,683
Net deferred loan fees	7,282	3,984
Allowance for credit losses	28,490	27,123

Loans, net	$1,257,582	$1,037,657

Substantially all of the Company’s residential real estate loans are collateralized by properties located in the State of Hawaii.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans, including mortgage/asset-backed securities serviced for others, were $420,914,000 and $327,728,000 at December 31, 2003 and 2002, respectively. Custodial escrow balances maintained with the foregoing loan servicing, and included in demand deposits, were $1,741,000 and $1,624,000 at December 31, 2003 and 2002, respectively.

Commercial and financial loans at December 31, 2003 and 2002 include financing lease receivables of $26.5 million and $16.6 million, respectively.

Nonaccrual loans amounted to $5.7 million and $12.7 million at December 31, 2003 and 2002, respectively. Loans past due 90 days or more still accruing interest amounted to $941,000 and $932,000 at December 31, 2003 and 2002, respectively. Interest on nonaccrual loans that would have been recorded in 2003 and 2002 had such loans been performing in accordance with their original terms was $448,000 and $1.2 million, respectively. The amount of interest on nonaccrual loans that was included in net income in 2003 and 2002 was $138,000 and $711,000, respectively.

At December 31, 2003, the Company had $24.0 million of commitments to sell loans and $23.9 million of rate lock commitments.

In the normal course of business, the Company makes loans to its executive officers and directors and to companies and individuals affiliated with its executive officers and directors. In management’s opinion, such loans and loan commitments were made at the Company’s normal credit terms, including interest rates and collateral requirements, and do not represent more than a normal risk of collection. The following is the activity of loans to such parties in 2003:

(in thousands)
Balance at beginning of year	$6,032
New loans	7,072
Repayments	(10,112)

Balance at end of year	$2,992

NOTE D - ALLOWANCE FOR CREDIT LOSSES

The changes in the allowance for credit losses for the years indicated were as follows:

(in thousands)	2003	2002	2001
Balance at beginning of year	$27,123	$19,464	$17,477
Provision charged to expense	7,180	17,110	13,628
Recoveries	5,942	3,846	817
Charge-offs	(11,755)	(13,297)	(12,428)

Balance at end of year	$28,490	$27,123	$19,494

Information related to loans considered to be impaired for the years indicated were as follows:

(in thousands)	2003	2002	2001
Recorded investment in impaired loans	$5,385	$12,261	$20,315
Impaired loans with related allowance for credit losses calculated under SFAS No. 114	1,413	1,493	8,052
Total allowance for credit losses on impaired loans	1,122	3,395	1,555
Average recorded investment in impaired loans during the year	8,737	17,021	23,897
Interest income on impaired loans using cash basis of income recognition	368	1,027	937

NOTE E – OTHER REAL ESTATE OWNED

The carrying value of foreclosed real estate, net of the following allowance for losses, were $173,000, $2,193,000, and $4,674,000 at December 31, 2003, 2002 and 2001, respectively. Activity in the allowance for losses on other real estate owned was as follows:

(in thousands)	2003	2002	2001
Balance at beginning of year	$69	$177	$217
Provision charged to expense	176	500	150
Charge-offs, net of recoveries	—	(608)	(190)

Balance at end of year	$245	$69	$177

NOTE F - PREMISES AND EQUIPMENT

The Company’s premises and equipment at December 31, 2003 and 2002 were as follows:

(in thousands)	2003	2002
Premises	$23,961	$22,326
Equipment	28,818	27,838

Total cost	52,779	50,164
Less accumulated depreciation and amortization	(35,912)	33,568

Net carrying value	$16,867	$16,596

Depreciation and amortization charged to operations for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in thousands)	2003	2002	2001
Net occupancy expense	$926	$967	$1,036
Equipment expense	1,719	2,172	2,234

Total depreciation and amortization	$2,645	$3,139	$3,270

The Company leases certain properties and equipment under leases that expire on various dates through 2067. Certain leases provide for renegotiations at fixed intervals and require payment of real estate taxes, maintenance, insurance and certain other operating expenses. Rent charged against operations, including equipment rental, was as follows:

(in thousands)	2003	2002	2001
Rental expense	$5,714	$5,541	$5,505
Less sublease income	566	580	557

Total net rental expense	$5,148	$4,961	$4,948

The following are future minimum net rental commitments for long-term noncancelable operating leases as of December 31, 2003. Future rentals subject to renegotiations are computed at the latest annual rents.

Operating
(in thousands)	Leases
2004	$4,470
2005	4,357
2006	3,881
2007	3,848
2008	3,846
Thereafter	9,762

Total	$30,164

NOTE G - DEPOSITS

Deposits consisted of the following at December 31, 2003 and 2002:

(in thousands)	2003	2002
Noninterest-bearing deposits	$217,148	$212,140
Interest-bearing deposits:
Demand deposits	198,943	194,108
Savings	352,276	290,404
Time deposits of $100 or more	210,507	211,030
Time deposits less than $100	226,851	255,545

Total interest-bearing deposits	988,577	951,087

Total deposits	$1,205,725	$1,163,227

Interest expense on deposits for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in thousands)	2003	2002	2001
Demand deposits	$500	$2,284	$5,200
Savings	2,449	2,970	3,727
Time deposits of $100 or more	3,553	4,486	10,908
Time deposits less than $100	4,633	8,358	19,603

Total interest expense	$11,135	$18,098	$39,438

At December 31, 2003, the scheduled maturities of time deposits were as follows:

(in thousands)
2003	$366,803
2004	43,551
2005	12,058
2006	7,875
2007	7,071

Total	$437,358

NOTE H - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2003 and 2002 consisted of the following:

(in thousands)	2003	2002
Advances from the FHLB	$305,000	$10,000
Federal treasury tax and loan note	400	400

Total short-term borrowings	$305,400	$10,400

Average interest rates and average and maximum balances for short-term borrowing categories were as follows for categories of borrowings where the average outstanding balance for the year was 30% or more of stockholders’ equity at December 31 for the years indicated:

(dollars in thousands)	2003	2002	2001

Advances from the FHLB:
Average interest rate at year-end	1.11%	1.87%	3.13%
Maximum outstanding at any month-end	$305,000	$79,000	$174,000
Average outstanding	98,357	22,938	93,273
Average interest rate for the year	1.18%	2.66%	4.71%
Federal funds purchased:
Average interest rate at year-end	—%	—%	—%
Maximum outstanding at any month-end	—	—	14,300
Average outstanding	—	—	3,755
Average interest rate for the year	—%	—%	3.48%

NOTE I - LONG-TERM DEBT
Long-term debt at December 31, 2003 and 2002 consisted of the following:

(in thousands)	2003	2002

Advances from the FHLB	$194,389	$319,407

Total long-term debt	$194,389	$319,407

The advances from the FHLB bear interest at rates ranging from 2.26% to 8.22%. Interest is payable monthly over the term of each advance. Pursuant to collateral agreements with the FHLB, short and long-term advances are collateralized by a blanket pledge of certain securities with carrying values of $221,014,000 and $47,326,000, and loans of $465,246,000 and $458,670,000 in 2003 and 2002, respectively. FHLB advances are under credit line agreements of $570,107,000 and $416,450,000 in 2003 and 2002, respectively. At December 31, 2003, FHLB advances aggregating $123.0 million are callable, on a quarterly basis, after initial lockout periods. The next call date range is from January 2004 to August 2006. Aggregate maturities of long-term advances from the FHLB as of December 31, 2003 were as follows:

(in thousands)
2004	$31,200
2005	5,000
2006	35,000
2007	10,000
2008	3,000
Thereafter	110,189

Total	$194,389

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

NOTE K - OTHER NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in thousands)	2003	2002	2001

Legal and professional fees	$4,599	$4,740	$4,147
Advertising and promotion	2,611	2,716	2,997
Stationary, supplies, postage and delivery	2,317	2,070	1,867
Provision for other real estate owned losses	176	500	150
Deposit insurance premiums	198	201	227
Other	9,508	8,407	8,039

Total other noninterest expense	$19,409	$18,634	$17,427

NOTE L - INCOME TAXES

The components of income tax expense for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in thousands)	2003	2002	2001

Current:
Federal	$10,595	$7,725	$2,571
State	—	—	593

Total current	10,595	7,725	3,164

Deferred:
Federal	(465)	(1,191)	70
State	(105)	(276)	16

Total deferred	(570)	(1,467)	86

Total income tax expense	$10,025	$6,258	$3,250

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 were as follows:

(in thousands)	2003	2002

Deferred tax assets:
Allowance for credit losses	$11,331	$9,331
Gain on sale of building	918	1,402
Deferred compensation	1,441	705
Capital loss carryforward	670	1,283
Other	638	452

Gross deferred tax assets	14,998	13,173
Less: valuation allowance	(597)	(1,193)

Total deferred tax assets	14,401	11,980

Deferred tax liabilities:
FHLB stock dividends	8,281	7,609
Deferred loan fees	1,365	3,372
Capitalized servicing	1,032	375
Unrealized gains on available-for-sale securities	4,361	4,363
Leasing activities	2,558	1,031
Other	2,350	1,349

Total deferred tax liabilities	19,947	18,099

Net deferred tax liabilities	$5,546	$6,119

The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was a decrease of $596,000 and $398,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences net of the existing valuation allowance at December 31, 2003.

Reconciliation of the federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(1.3)	(1.8)	(0.2)
Hawaii state franchise taxes, net of federal tax benefit	—	—	3.0
Tax exempt earnings on bank owned life insurance	(2.1)	(2.8)	(2.4)
Other, net	1.0	1.3	-0.8

Effective income tax rate	32.6%	31.7%	34.6%

In 2003 and 2002, the Company utilized $2.8 million and $1.8 million, respectively, of Hawaii State investment credits against its state franchise tax liability. At December 31, 2003, the Company had non-refundable state credits (unlimited carry forward) aggregating $4.4 million that become available for use at various dates through 2007.

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

The Company recognized a deferred gain in a manner similar to that for a sale-leaseback transaction. The deferred gain is being amortized over the remaining lease term, resulting in annual gains of $447,000. As of December 31, 2003, the unamortized deferred gain was $2,309,000.

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

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional amount. At December 31, 2003, there were five (5) interest rate swaps outstanding, of which two (2) are classified as cash flow hedges against commercial loans, with notional principal amounts totaling $20 million. The Company paid the floating rate and received the fixed rate on the swaps hedging commercial loans. For the swaps which are not classified as cash flow hedges, the Company paid the floating rate and received the fixed rate on one (1) swap hedging commercial loans (with a notional principal amount of $10 million), and paid the fixed rate and received the floating rate on two (2) swaps hedging time deposits and short-term liabilities (with notional principal amounts totaling $10 million). The estimated fair values of the outstanding interest rate swaps were $(204,307) and $(651,322) at December 31, 2003, and December 31, 2002, respectively, and are recorded as an adjustment to investments.

The following table indicates the types of swaps used, as of December 31, their aggregate notional amounts and weighted-average interest rates, and includes the matched swaps. Average variable rates are based on rates implied in the yield curve at the reporting date. Those rates may change significantly, affecting future cash flows.

(dollars in thousands)	2003	2002	2001
Interest rate swaps:
Pay-floating swaps-notional amount	$30,000	$20,000	$15,000
Average receive rate	5.98%	6.40%	7.29%
Average pay rate	4.00%	4.25%	2.07%

Pay-fixed swaps-notional amount	$10,000	$35,000	$—
Average receive rate	1.17%	1.72%	—%
Average pay rate	4.17%	3.99%	—%

Interest rate options at December 31, 2003, 2002 and 2001 consisted of the following:

	2003		2002		2001
	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair	Amount	Fair	Amount	Fair
(in thousands)	Value	Value	Value	Value	Value	Value

Caps	$—	$ nil	$—	$ nil	$50,000	$nil
Options	30,000	(230)	30,000	(217)	5,000	(40)

Total interest rate options	$30,000	$(230)	$30,000	$(217)	$55,000	$(40)

Interest rate lock commitments issued on residential mortgage loans expose the Company to interest rate risk, which is economically hedged with options. At December 31, 2003, the Company also had $15.0 million of forward sales on securities to hedge residential mortgage loans. These derivatives are carried at fair value with changes in fair value recorded as a component of noninterest income in the consolidated statement of income.

Interest rate options written and purchased are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or writer of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. At December 31, 2003, 2002 and 2001, there were outstanding written option contracts with notional principal amounts of $30.0 million, $30.0 million and $5.0 million, respectively, and fair values of $(229,687), $(217,181), and $(39,844), respectively.

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

(in thousands)	2003	2002

Loan commitments	$391,394	$259,104
Guarantees and letters of credit	16,147	6,587

Totals	$407,541	$265,691

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

NOTE Q - EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan. The Company has an Employee Stock Ownership Plan (the “ESOP”) for all employees of the Company who satisfy length-of-service requirements. Trust assets under the plan are invested primarily in shares of stock of the Company. Employer contributions are to be paid in cash, shares of stock or other property as determined by the Board of Directors provided, however, contributions may not be made in amounts which cannot be allocated to any participant’s account by reason of statutory limitations. In October 2001, the ESOP borrowed $2,115,000 from the Bank to purchase 62,269 outstanding shares of the Company’s common stock from a stockholder. The shares purchased collateralize the loan from the Bank in accordance with a stock pledge agreement. The loan will be repaid principally from the Company’s contributions to the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation to participants as the loan is repaid. Shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings. ESOP compensation expense was $898,000, $415,000, and $276,000 for 2003, 2002 and 2001, respectively. The 2003 ESOP compensation expense includes a $575,000 cash contribution for purchases of additional ESOP shares. At December 31, 2003, unreleased ESOP shares amounted to $1,323,000 and are shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The table below reflects ESOP activity for the periods indicated:

Year ended December 31,	2003	2002

Allocated shares, beginning of year	245,197	240,011
Shares committed to be released	5,956	11,422
Unallocated shares	42,006	47,704
Fair value of unallocated shares	$2,630,000	$2,028,000

Profit Sharing Retirement Savings Plan. The Company has a Profit Sharing Retirement Savings Plan for all employees who satisfy length-of-service requirements. Eligible employees may contribute up to 100% of their compensation, limited to the total amount deductible under applicable provisions of the Internal Revenue Code, of which 20% will be matched by the Company, provided that the matching contribution shall not exceed 2% of the participant’s compensation. In addition, the Company contributes an amount equal to 3% of the compensation of eligible participants, and additional amounts determined by the Board of Directors at their discretion. Contributions to the plan for 2003, 2002 and 2001 were approximately $429,000, $388,000 and $366,000, respectively.

Deferred Compensation. The Company has deferred compensation agreements with several key management employees, all of whom are officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten to eighteen years after the employee’s death, disability, or retirement, annual benefits ranging from $25,000 to $250,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2003, 2002 and 2001 amounted to $52,000, $73,000 and $118,000, respectively. The Company is the beneficiary of life insurance policies, with an aggregate cash surrender value of $13,775,000 at December 31, 2003, that were purchased as a method of partially financing benefits under this plan.

Supplemental Executive Retirement Plan. In 2002, the Company adopted a non-qualified, unfunded Supplemental Executive Retirement Plan (“SERP”) for certain executive officers to supplement the benefit these executive officers will receive under the Company’s qualified retirement plans (or predecessor qualified retirement plans). The SERP provides annual benefits ranging from 8.9% to 65.0% of the executive’s final average compensation (as defined and adjusted under the SERP) payable over the executive’s remaining lifetime (assuming the executive attains age 65). The SERP also provides for survivor and certain other termination benefits.

The expense recorded in connection with the SERP was $400,000 and $300,000 for 2003 and 2002, respectively. The Company is the beneficiary of life insurance policies with an aggregate cash surrender value of $7.8 million. The Company is using these policies as a method of funding benefits under this plan.

Stock Compensation Plans. On September 16, 1994, the Board of Directors adopted a Stock Compensation Plan (the “SCP”) which the shareholders approved on January 26, 1995. On April 30, 1998, the stockholders approved the increase of shares of common stock reserved under the SCP to 532,400 shares. Such shares may be granted to employees, including officers and other key employees, of the Company. The purpose of the SCP is to enhance the ability of the Company to attract, retain and reward key employees and to encourage a sense of proprietorship and to stimulate the interests of those employees in the financial success of the Company. The SCP is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The SCP provides for the award of incentive stock options, performance stock options, non-qualified stock options, stock grants and stock appreciation rights (“SARs”). Options granted under the SCP vest after 1 year of service from the date of grant (3 years of service for 2002 and 2003 grants).

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

The following table presents information on options outstanding under the SCP and DSOP described above:

	Options Outstanding			Options Exercisable

		Weighted Average
	Options	Remaining	Weighted Average	Options	Weighted Average
Grant Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$18.41 - $20.47	16,422	5.68	$19.75	16,422	$19.75
$20.48 - $22.16	52,551	6.70	$21.94	52,551	$21.94
$22.17 - $23.51	24,527	4.99	$22.93	24,527	$22.93
$23.52 - $26.00	16,004	7.10	$25.97	16,004	$25.97
$26.01 - $31.28	21,104	8.13	$31.20	21,104	$31.20
$31.29 - $32.31	67,828	3.97	$32.23	67,828	$32.23
$32.32 - $34.96	88,305	8.43	$34.96	—	$—
$34.97 - $61.61	65,750	9.75	$61.61	—	$—
$61.62 - $62.57	14,300	9.26	$62.57	14,300	$62.57

	366,791	7.20	$36.35	212,736	$29.12

Transactions involving stock options are summarized as follows:

	Stock Options	Weighted Average
Description	Outstanding	Exercise Price

Balance at December 31, 2000	344,574	$24.80
Granted	127,079	$22.76
Forfeited	(16,501)	$25.94
Exercised	(9,981)	$19.96

Balance at December 31, 2001	445,171	$24.28
Granted	112,505	$34.25
Forfeited	(968)	$34.96
Exercised	(217,772)	$22.81

Balance at December 31, 2002	338,936	$28.51
Granted	80,563	$61.79
Forfeited	(1,454)	$34.96
Exercised	(51,254)	$24.55

Balance at December 31, 2003	366,791	$36.35

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). The following table presents the actual and required regulatory capital amounts and ratios of the Company as of December 31, 2003 and 2002. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2003.

			For Capital Adequacy
	Actual		Purposes		To Be Well-Capitalized
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2003:
Tier 1 capital (to risk weighted assets):
Consolidated	$165,326	11.03%	$59,933	4.00%	$	n/a	n/a	%
Bank	155,937	10.42	59,862	4.00		89,793	6.00
Total capital (to risk weighted assets):
Consolidated	184,207	12.29	119,865	8.00		n/a	n/a
Bank	174,797	11.68	119,724	8.00		149,655	10.00
Tier 1 capital (to average assets):
Consolidated	165,326	8.90	74,336	4.00		n/a	n/a
Bank	155,937	8.41	74,132	4.00		92,666	5.00
December 31, 2002:
Tier 1 capital (to risk weighted assets):
Consolidated	$147,122	12.19%	$48,264	4.00%	$	n/a	n/a	%
Bank	140,197	11.63	48,204	4.00		72,307	6.00
Total capital (to risk weighted assets):
Consolidated	162,381	13.46	96,527	8.00		n/a	n/a
Bank	155,438	12.90	96,409	8.00		120,511	10.00
Tier 1 capital (to average assets):
Consolidated	147,122	9.03	65,138	4.00		n/a	n/a
Bank	140,197	8.59	65,261	4.00		81,576	5.00

The most recent notification from the federal regulatory agencies categorized the Company as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Company must maintain minimum Tier 1 and Total risk-based capital ratios and Tier 1 leverage ratios as set forth in the table above. To be categorized as adequately-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 2003, there are no conditions or events since that notification that management believes have changed the Company’s capital category.

Payment of dividends by the Parent Company and Bank are subject to certain restrictions. Applicable regulatory authorities are authorized to prohibit banks, thrifts and their holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Bank cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to its holding company if, thereafter, the depository institution would be undercapitalized.

Earnings Per Share. The table below presents the information used to compute basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Numerator:
Net income	$20,748,000	$13,482,000	$6,150,000

Denominator:
Weighted average shares outstanding	4,269,424	4,257,506	4,244,228
Effect of dilutive securities-stock options	122,092	74,949	56,203

Adjusted weighted average shares outstanding, assuming dilution	4,391,516	4,332,455	4,300,431

Earnings per share - basic	$4.86	$3.17	$1.45
Earnings per share - assuming dilution	$4.72	$3.11	$1.43

At December 31, 2003, there were outstanding options to purchase 366,791 shares at a range of $18.41 to $62.57. At December 31, 2002, there were outstanding options to purchase 338,936 shares at a range of $18.41 to $34.95. At December 31, 2001, there were outstanding options to purchase 445,171 shares at a range of $18.41 to $32.30. Earnings per share reflect 10% stock dividend paid in 2003 and 2002.

NOTE S - OTHER COMPREHENSIVE INCOME (LOSS)

The schedule below presents the reclassification amount to adjust for gains and losses on securities included in net income, including the amount of income taxes allocated, and also included in other comprehensive income as unrealized gains (losses) in the year in which they arose:

	Before Tax	Tax (Expense)	Net of Tax
(in thousands)	Amount	Benefit	Amount

2003:
Unrealized gains on securities:
Unrealized holding gain arising during the year	$1,654	$(622)	$1,032
Less: reclassification adjustment for gains realized in net income	1,718	(683)	1,035

Other comprehensive income (loss)	$(64)	$61	$(3)

2002
Unrealized gains on securities:
Unrealized holding gain arising during the year	$6,131	$(2,384)	$3,747
Less: reclassification adjustment for losses realized in net income	(3,164)	1,258	(1,906)

Other comprehensive income (loss)	$9,295	$(3,642)	$5,653

2001
Unrealized gains on securities:
Unrealized holding gain arising during the year	$2,201	$(937)	$1,264
Less: reclassification adjustment for losses realized in net income	(10,811)	4,216	(6,595)

Other comprehensive income (loss)	$13,012	$(5,153)	$7,859

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment and deferred income taxes. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, interest-bearing deposits in other banks and federal funds sold: The carrying amounts approximate fair values.

Investment securities (including mortgage/asset-backed securities): Fair values for securities are based on quoted market prices, if available. If not available, quoted market prices of comparable instruments are used except in the case of certain options and swaps that utilize pricing models and certain securities that utilize net present value calculations of discounted cash flows. For FHLB stock, the carrying amount approximates fair value.

Loans: For variable rate loans that reprice frequently and entail no significant change in credit risk, fair values are based on carrying values. For certain mortgage loans (e.g., one-to-four family residential), fair values are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. For other loans, fair values are estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

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

Short-term borrowings: The carrying amounts of advances from the FHLB and other short-term borrowings approximate their fair values.

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

The following table provides a summary of the carrying and fair values of the Company’s financial instruments at December 31, 2003 and 2002:

	2003		2002
	Carrying or	Estimated Fair	Carrying or	Estimated Fair
(in thousands)	Notional Value	Value	Notional Value	Value

Financial assets:
Cash and due from banks	$46,566	$46,566	$75,069	$75,069
Interest-bearing deposits in other banks	1,343	1,343	1,214	1,214
Federal funds sold	400	400	20,525	20,525
Investment securities	436,809	437,121	340,348	341,473
FHLB stock	31,576	31,576	29,886	29,886
Loans	1,313,621	1,348,306	1,135,605	1,172,425
Financial liabilities:
Deposits	1,205,725	1,207,409	1,163,227	1,167,331
Short-term borrowings	305,400	305,464	10,400	10,675
Long-term debt	194,389	205,824	319,407	335,608
Off-balance sheet financial instruments:
Derivative financial instruments:
Interest rate swaps	40,000	(204)	55,000	(651)
Interest rate options	30,000	(230)	30,000	(217)
Loan commitments	391,394	48	259,104	44
Guarantees and letters of credit	16,147	236	6,587	93

NOTE U - FINANCIAL STATEMENTS OF CB BANCSHARES, INC. (PARENT COMPANY)

Condensed financial statements of CB Bancshares, Inc. (Parent company only) follows:

CONDENSED BALANCE SHEETS

	December 31,

(in thousands, except number of shares and per share data)	2003	2002

ASSETS
Cash on deposit with the Bank	$7,754	$5,721
Investment in subsidiaries:
Bank	159,821	144,084
Other	2,467	1,668
Premises and equipment	101	123
Other assets	1,810	2,084

TOTAL ASSETS	$171,953	$153,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Employee stock ownership plan note payable	$1,355	$1,694
Other liabilities	1,388	977

Total liabilities	2,743	2,671

Stockholders’ equity:
Preferred stock $1 par value - Authorized and unissued 25,000,000 shares	—	—
Common stock $1 par value - Authorized 50,000,000 shares; issued and outstanding, 4,337,211 in 2003 and 3,897,975 in 2002	4,337	3,898
Additional paid-in capital	103,050	78,311
Retained earnings	56,542	63,679
Unreleased shares to employee stock ownership plan	(1,323)	(1,486)
Accumulated other comprehensive income, net of tax	6,604	6,607

Total stockholders’ equity	169,210	151,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,953	$153,680

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2003	2002	2001

Income:
Dividends from subsidiaries:
Bank	$11,800	$5,780	$6,270
Citibank Properties	—	1	—
Other interest income	2	3	8
Other income	—	4	25

Total income	11,802	5,788	6,303
Total expenses	10,667	2,158	2,145

Operating profit	1,135	3,630	4,158
Equity in undistributed income of subsidiaries:
Bank	15,740	8,972	1,007
Other	299	131	236

	16,039	9,103	1,243

Income (loss) before income taxes	17,174	12,733	5,401
Income tax benefit	3,574	749	749

NET INCOME	$20,748	$13,482	$6,150

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2003	2002	2001

Cash flows from operating activities:
Net income	$20,748	$13,482		$6,150
Adjustments to reconcile net income to net cash provided by operating activities:
Excess of equity in earnings of subsidiaries over dividends received	(16,039)	(9,103)		(1,243)
Other	707	187		1,084

Net cash provided by operating activities	5,416	4,566		5,991

Cash flows from investing activities:
Purchase of investments	(500)	(1,185)		(435)

Net cash used by investing activities	(500)	(1,185)		(435)

Cash flows from financing activities:
Cash-in-lieu payments on stock dividend	(98)	(58)		(54)
Cash dividends	(4,015)	(1,649)		(1,441)
Stock repurchase	(12)	(5,666)		(274)
Director’s compensation	32	—	—	-
Stock options exercised	1,225	5,132		199
Unreleased ESOP shares	324	353		—
ESOP loan repayment	(339)	(80)		—

Net cash used in financing activities	(2,883)	(1,968)		(1,570)

Increase (decrease) in cash	2,033	1,413		3,986
Cash at beginning of year	5,721	4,308		322

Cash at end of year	$7,754	$5,721		$4,308

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

Retail banking net interest income is made up of interest income from revolving real estate, residential real estate and consumer loans, partially offset by the interest expense on retail deposits. Wholesale banking net interest income is made up of interest income from commercial, real estate construction, and commercial real estate loans, partially offset by the interest expense on wholesale deposits. Treasury net interest income is derived from the interest income on investment securities the Bank has in its possession, partially offset by the interest expense on short- and long-term borrowings.

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

(in thousands)	Retail	Wholesale	Treasury	All Other	Total

2003:
Net interest income	$39,504	$35,057	$5,093	$(60)	$79,594
Intersegment net interest income (expense)	168	(2,049)	1,881	—	—
Provision for credit losses	1,482	5,698	—	—	7,180
Net other operating expense	(6,471)	(13,519)	(412)	(21,239)	(41,641)
Administrative and overhead expense allocation	(5,794)	(4,734)	(574)	11,102	—
Income tax expense (benefit)	8,537	2,983	1,972	(3,467)	10,025

Net income (loss)	17,388	6,074	4,016	(6,730)	20,748

Total assets	627,329	697,527	520,138	58,667	1,903,661

2002:
Net interest income	$42,189	$29,547	$4,999	$(82)	$76,653
Intersegment net interest income (expense)	596	(2,655)	2,059	—	—
Provision for credit losses	2,972	14,138	—	—	17,110
Net other operating expense	(8,799)	(11,864)	(4,144)	(14,996)	(39,803)
Administrative and overhead expense allocation	(7,070)	(5,262)	(800)	13,132	—
Income tax expense (benefit)	7,663	(1,399)	677	(683)	6,258

Net income (loss)	16,281	(2,973)	1,437	(1,263)	13,482

Total assets	699,247	450,345	470,029	54,737	1,674,358

2001:
Net interest income	$38,148	$31,143	$1,533	$(18)	$70,806
Intersegment net interest income (expense)	1,111	(7,628)	6,517	—	—
Provision for credit losses	2,470	11,158	—	—	13,628
Net other operating expense	(9,175)	(9,646)	(12,859)	(16,098)	(47,778)
Administrative and overhead expense allocation	(8,166)	(5,231)	(961)	14,358	—
Income tax expense (benefit)	6,605	(802)	(1,931)	(622)	3,250

Net income (loss)	12,843	(1,718)	(3,839)	(1,136)	6,150

Total assets	785,310	457,465	312,514	30,751	1,586,040

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Ethics for Senior Officers which applies to our principal executive and financial officers. The full text of our Code of Ethics for Senior Officers is published on our Investor Relations web site, which can be accessed through www.citybankhawaii.com. We intend to disclose future amendments to certain provisions of our Code of Ethics for Senior Officers, or waivers of such provisions, on this web site within five business days following the date of such amendment or waiver.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

Independent Auditor’s Report

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - For years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) - For years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Cash Flows - For years ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

(b) EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into this Report:

Exhibit No.	Description
3.1	Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

3.2	By-laws of CB Bancshares, Inc. (compilation)

4.0	No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4.1	Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).

4.2	Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).

4.3	Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

4.4	Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

4.5	Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No.3, filed on March 25, 1999.

4.6	Amendment No. 5 to the Registrant’s existing Rights Agreement, dated as of May 28, 2003, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed May 29, 2003.

4.7	Amendment No. 6 to the Registrant’s existing Rights Agreement, dated as of July 23, 2003, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed July 24, 2003.

4.8	Rights Agreement, dated as of July 23, 2003 by and between CB Bancshares, Inc. and City Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 24, 2003.

10.1	Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant’s Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on December 9, 1995. *

10.2	Form of Stock Option Agreement incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 1, 1996. *

10.4	Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

10.4.1	Amendment to Change in Control Agreements incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 12, 2003.

10.5	Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan Association, Limited, is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 15, 2001.

10.6	Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home Loan Bank of Seattle is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 15, 2001.

10.7	Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant’s Registration Statement on Form S-8, Registration No. 333-81279, filed on June 22, 1999. *

10.8	Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2000. *

10.9	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and Island Insurance Co., Ltd, is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2001.

10.10	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Health and Welfare Fund is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 15, 2001.

Exhibit No.	Description
10.11	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Pension Fund is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 15, 2001.

10.12	Supplemental Executive Retirement Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.13	Supplemental Executive Retirement Agreement for Richard C. Lim is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.14	Supplemental Executive Retirement Agreement for Dean K. Hirata is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.15	Supplemental Executive Retirement Agreement for Warren K. Kunimoto is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.16	Supplemental Executive Retirement Agreement for Jasen H. Takei is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.17	CB Bancshares, Inc. Executive Compensation Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q filed on November 12, 2002.

10.18	Supplemental Executive Retirement Agreement for Douglas R. Weld is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on November 12, 2003.

10.19	Agreement between CB Bancshares, Inc. and TON Finance, B.V., dated as of October 31, 2003, is incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2003.

16	Letter re: change in certifying accountant, incorporated by reference to Exhibit 16 to Registrant’s Form 10-K filed on March 15, 2000.

18	Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant’s Form 10-K filed on March 15, 2000.

21	Subsidiaries of the Registrant incorporated by reference to Exhibit 21 to Registrant’s Form 10-K filed on March 12, 2003.

23	Consent of experts and counsel.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

All other schedules are omitted because they are not applicable, not material, or because the information is included in the financial statement or the notes thereto.

(c) REPORTS ON FORM 8-K

On November 5, 2003, the Company filed a Current Report on Form 8-K under Item 5, “Other Events.”

On October 21, 2003, the Company filed a Current Report on Form 8-K under Item 7, “Financial Statements and Exhibits” (information furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”).

SIGNATURES

Pursuant to the Requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2004	CB BANCSHARES, INC.

/s/ Ronald K. Migita

Ronald K. Migita, President and
Chief Executive Officer

/s/ Dean K. Hirata

Dean K. Hirata, Senior Vice President and
Chief Financial Officer / Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 10, 2004

/s/ Donald J. Andres	/s/ Tomio Fuchu

Donald J. Andres, Director	Tomio Fuchu, Vice Chairman and Director

/s/ Duane K. Kurisu	/s/ Colbert M. Matsumoto

Duane K. Kurisu, Director	Colbert M. Matsumoto, Director

/s/ Ronald K. Migita	/s/ Calvin K. Y. Say

Ronald K. Migita, President, Chief Executive	Calvin K. Y. Say, Director
Officer and Director

/s/ Mike K. Sayama	/s/ Lionel Y. Tokioka

Mike K. Sayama, Director	Lionel Y. Tokioka, Chairman of the Board and
Director

/s/ Maurice H. Yamasato	/s/ Dwight L. Yoshimura

Maurice H. Yamasato, Director	Dwight L. Yoshimura, Director

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of CB Bancshares, Inc., incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-72340.

3.2	By-laws of CB Bancshares, Inc. (compilation)

4.0	No instrument which defines the rights of holders of long-term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4.1	Rights Agreement dated as of March 16, 1989, between CB Bancshares, Inc. and City Bank, Rights Agent, incorporated by reference to Form 8-A, filed on April 24, 1989 (File No. 0-12396).

4.2	Amendment to Rights Agreement made as of June 21, 1989, incorporated by reference to Form 8 Amendment No. 1 to Form 8-A, filed on July 11, 1989 (File No. 0-12396).

4.3	Amendment No. 2 to Rights Agreement entered into as of August 15, 1990, incorporated by reference to Form 8 Amendment No. 2 to Form 8-A, filed on August 28, 1990 (File No. 0-12396).

4.4	Amendment No. 3 to Rights Agreement entered into as of February 17, 1993, incorporated by reference to Exhibit 4.4 to Form 8-A/A, Amendment No. 3, filed on March 25, 1999.

4.5	Amendment No. 4 to Rights Agreement entered into as of March 25, 1999, incorporated by reference to Exhibit 4.5 to Form 8-A/A, Amendment No.3, filed on March 25, 1999.

4.6	Amendment No. 5 to the Registrant’s existing Rights Agreement, dated as of May 28, 2003, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed May 29, 2003.

4.7	Amendment No. 6 to the Registrant’s existing Rights Agreement, dated as of July 23, 2003, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed July 24, 2003.

4.8	Rights Agreement, dated as of July 23, 2003 by and between CB Bancshares, Inc. and City Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 24, 2003.

10.1	Stock Compensation Plan, incorporated by reference to Exhibit A and B to the Registrant’s Proxy Statement for the January 25, 1995 Special Meeting of Shareholders, filed on December 9, 1995. *

10.2	Form of Stock Option Agreement incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 1, 1996. *

10.4	Form of Change in Control Agreement is incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 18, 1996.

10.4.1	Amendment to Change in Control Agreements incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 12, 2003.

10.5	Agreement and Plan of Merger dated as of December 22, 1999, by and between City Bank and International Savings and Loan Association, Limited, is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 15, 2001.

10.6	Advances, Security and Deposit Agreement dated as of May 20, 1999 by and between City Bank, including its successors, and the Federal Home Loan Bank of Seattle is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 15, 2001.

10.7	Director Stock Option Plan, incorporated by reference to Exhibit 4 files with the Registrant’s Registration Statement on Form S-8, Registration No. 333-81279, filed on June 22, 1999. *

10.8	Directors Deferred Compensation Plan effective April 29, 1999, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2000. *

10.9	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and Island Insurance Co., Ltd, is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 15, 2001.

10.10	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Health and Welfare Fund is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 15, 2001.

10.11	Stock Purchase Agreement dated August 21, 2000, by and between City Bank and the Trustees of the Hawaii Electricians Pension Fund is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 15, 2001.

Exhibit	Description

10.12	Supplemental Executive Retirement Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.13	Supplemental Executive Retirement Agreement for Richard C. Lim is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.14	Supplemental Executive Retirement Agreement for Dean K. Hirata is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.15	Supplemental Executive Retirement Agreement for Warren K. Kunimoto is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.16	Supplemental Executive Retirement Agreement for Jasen H. Takei is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 13, 2002.

10.17	CB Bancshares, Inc. Executive Compensation Agreement for Ronald K. Migita is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q filed on November 12, 2002.

10.18	Supplemental Executive Retirement Agreement for Douglas R. Weld is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on November 12, 2003.

10.19	Agreement between CB Bancshares, Inc. and TON Finance, B.V., dated as of October 31, 2003, is incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2003.

16	Letter re: change in certifying accountant, incorporated by reference to Exhibit 16 to Registrant’s Form 10-K filed on March 15, 2000.

18	Letter re: change in accounting principles, incorporated by reference to Exhibit 17 to Registrant’s Form 10-K filed on March 15, 2000.

21	Subsidiaries of the Registrant incorporated by reference to Exhibit 21 to Registrant’s Form 10-K filed on March 12, 2003.

23	Consent of experts and counsel.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.