Form 10-Q
period 2004-03-31
CB BANCSHARES INC/HI
filed 2004-05-10
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2004 was:

Class	Outstanding
Common Stock, $1.00 Par Value	4,407,523 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	March 31	December 31,	March 31
(in thousands)	2004	2003	2003
Assets
Cash and due from banks	$56,577	$46,566	$34,410
Interest-bearing deposits in other banks	1,109	1,343	19,428
Federal funds sold	2,300	400	—
Investment securities:
Held-to-maturity	105,441	134,163	174,120
Available-for-sale	281,756	302,646	202,610
FHLB stock	31,889	31,576	30,382
Loans held for sale	21,352	56,039	110,381
Loans, net	1,299,474	1,257,582	1,015,423
Premises and equipment	16,712	16,867	16,373
Other real estate owned	—	173	771
Accrued interest receivable and other assets	56,913	56,306	52,861

Total assets	$1,873,523	$1,903,661	$1,656,759

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$205,336	$217,148	$172,076
Interest-bearing	1,103,242	988,577	974,018

Total Deposits	1,308,578	1,205,725	1,146,094

Short-term borrowings	115,400	305,400	6,400
Accrued expenses and other liabilities	24,487	26,217	27,617
Long-term debt	244,385	194,389	319,402
Minority interest in consolidated subsidiary	2,720	2,720	2,720

Total liabilities	1,695,570	1,734,451	1,502,233

Stockholders’ equity:
Common stock	4,353	4,337	3,917
Additional paid-in capital	103,466	103,050	78,834
Retained earnings	64,778	56,542	67,221
Unreleased shares to employee stock ownership plan	(1,284)	(1,323)	(1,448)
Accumulated other comprehensive income, net of tax	6,640	6,604	6,002

Total stockholders’ equity	177,953	169,210	154,526

Total liabilities and stockholders’ equity	$1,873,523	$1,903,661	$1,656,759

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Three months ended March 31,
(in thousands, except per share data)	2004	2003
Interest income:
Interest and fees on loans	$22,313	$20,684
Interest and dividends on investment securities:
Taxable interest income	3,784	3,185
Nontaxable interest income	386	390
Dividends	314	496
Other interest income	6	178

Total interest income	26,803	24,933

Interest expense:
Deposits	2,711	3,483
Short-term borrowings	542	43
Long-term debt	2,293	3,105

Total interest expense	5,546	6,631

Net interest income	21,257	18,302
Provision for credit losses	500	4,330

Net interest income after provision for credit losses	20,757	13,972

Noninterest income:
Service charges on deposit accounts	1,092	1,111
Other service charges and fees	1,634	1,693
Net realized gains (losses) on sales of securities	2,353	252
Net gains on sales of loans	1,066	882
Item processing fee income	479	425
Other	821	1,148

Total noninterest income	7,445	5,511

Noninterest expense:
Salaries and employee benefits	7,975	7,174
Net occupancy expense	1,723	1,629
Equipment expense	573	609
Merger proposal expenses	348	—
Other	3,923	4,230

Total noninterest expense	14,542	13,642

Income before income taxes	13,660	5,841
Income tax expense	3,858	1,869

Net income	$9,802	$3,972

Per share data:
Basic	$2.27	$0.93
Diluted	$2.21	$0.92

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Three months ended March 31,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$9,802	$3,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	500	4,330
Net realized gains on sale of loans, investment and mortgage-backed securities	(3,419)	(1,134)
Depreciation and amortization	1,294	1,090
Decrease (increase) in accrued interest receivable	459	(306)
Decrease in accrued interest payable	154	189
Loans originated for sale	(54,407)	(107,784)
Sale of loans held for sale	51,441	42,167
Increase in other assets	(1,066)	(232)
Increase (decrease) in other liabilities	(1,908)	464
Other	(459)	(422)

Net cash provided by (used in) operating activities	2,391	(57,666)

Cash flows from investing activities:
Net decrease (increase) in deposits in other banks	234	(18,214)
Net decrease (increase) in federal funds sold	(1,900)	20,525
Purchase of held-to-maturity securities	—	(94,549)
Proceeds from maturities of held-to-maturity investment securities	28,228	32,194
Purchase of available-for-sale securities	—	(11)
Proceeds from sales of available-for-sale securities	42,054	59,902
Proceeds from maturities of available-for-sale securities	13,624	18,863
Net decrease (increase) in loans	(36,286)	17,746
Capital expenditures	(407)	(439)
Proceeds from sales of foreclosed assets	335	1,978

Net cash provided by investing activities	45,882	37,995

Cash flows from financing activities:
Net increase (decrease) in deposits	102,853	(17,133)
Net decrease in short-term borrowings	(190,000)	(4,000)
Proceeds from long-term debt	70,000	—
Principal payments on long-term debt	(20,004)	(5)
Cash dividends paid	(1,566)	(430)
Options exercised	376	537
Stock repurchase	—	(12)
Unreleased ESOP shares	77	55

Net cash used in financing activities	(38,264)	(20,988)

Increase (decrease) in cash and due from banks	10,011	(40,659)
Cash and due from banks at beginning of period	46,566	75,069

Cash and due from banks at end of period	$56,577	$34,410

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$4,863	$6,441
Income taxes paid	$—	$—
Securitization of mortgage loans into mortgage-backed securities classified as available-for-sale	$32,613	$54,065
Loans held for sale reclassified to loans held for investment	$6,106	$—

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Unreleased
				Shares to	Accumulated
				Employee	Other
		Additional		Stock	Compre-
	Common	Paid-In	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total
Three months ended March 31, 2004:
Balance at January 1, 2004	$4,337	$103,050	$56,542	$(1,323)	$6,604	$169,210
Comprehensive income
Net income	—	—	9,802	—	—	9,802
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	36	36

Comprehensive income subtotal	—	—	9,802	—	36	9,838

Cash dividends ($0.36 per share)	—	—	(1,566)	—	—	(1,566)
Options exercised	16	360	—	—	—	376
Directors’ compensation	—	18	—	—	—	18
Unreleased ESOP shares	—	38	—	39	—	77

Balance at March 31, 2004	$4,353	$103,466	$64,778	$(1,284)	$6,640	$177,953

				Unreleased
				Shares to	Accumulated
				Employee	Other
		Additional		Stock	Compre-
	Common	Paid-In	Retained	Ownership	hensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total
Three months ended March 31, 2003:
Balance at January 1, 2003	$3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009
Comprehensive income
Net income	—	—	3,972	—	—	3,972
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	(605)	(605)

Comprehensive income subtotal	—	—	3,972	—	(605)	3,367

Cash dividends ($0.10 per share)	—	—	(430)	—	—	(430)
Options exercised	19	518	—	—	—	537
Repurchased, cancelled and retired shares	—	(12)	—	—	—	(12)
Unreleased ESOP shares	—	17	—	38	—	55

Balance at March 31, 2003	$3,917	$78,834	$67,221	$(1,448)	$6,002	$154,526

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

Results of operations for interim periods are not necessarily indicative of results for the full year.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2003 have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NEW ACCOUNTING PRINCIPLES

Financial Accounting Standard Board (“FASB”) Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities (VIEs) as defined. The Interpretation applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in VIEs that an enterprise acquired before February 1, 2003, the Interpretation is applicable in the first fiscal year or interim period beginning after June 15, 2003. In December 2003, the FASB revised Interpretation No. 46, which replaced its original interpretation issued in January 2003, and among other things, revised certain effective dates. At March 31, 2004, the Company had no variable interests in a variable interest entity requiring consolidation or disclosure in accordance with the Interpretation.

NOTE B — Loans

The loan portfolio consisted of the following at the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2004	2003	2003
Commercial and financial	$253,884	$245,875	$241,751
Real estate:
Construction	108,683	98,237	47,898
Commercial	440,279	403,946	210,743
Residential	356,144	367,685	413,282
Installment and consumer	179,090	180,064	138,678

Gross loans	1,338,080	1,295,807	1,052,352
Less:
Unearned discount	2,435	2,453	1,541
Net deferred loan fees	7,485	7,282	4,178
Allowance for credit losses	28,686	28,490	31,210

Loans, net	$1,299,474	$1,257,582	$1,015,423

NOTE C — Segment Information

The Company’s business segments are organized around services and products provided. The segment data presented below was prepared on the same basis of accounting as the consolidated financial statements as described in Note A.

The Company’s business segments are defined as Retail Banking, Wholesale Banking, Treasury and All Other. Retail Banking is made up of retail deposits, mortgage banking and consumer lending activities. Wholesale Banking consists of wholesale deposits, commercial real estate lending, corporate lending and the specialized lending functions of the Bank. The Treasury segment is responsible for managing the Company’s investment securities portfolio and borrowing. The All Other segment consists of the administrative support of the Bank, transactions of the parent company, CB Bancshares, Inc., and subsidiaries of the Company and the Bank.

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

Other operating income (expense) is the noninterest income and expense designated to Retail Banking, Wholesale Banking, Treasury, and All Other.

Administrative overhead allocates the noninterest income/(expense) from the All Other non-banking function segment to the other three segments, Retail Banking, Wholesale Banking and Treasury.

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

(in thousands)	Retail	Wholesale	Treasury	All Other	Total
Three months ended March 31, 2004
Net interest income (loss)	$7,964	$11,652	$1,655	$(14)	$21,257
Intersegment net interest income (expense)	216	(1,639)	1,423	—	—
Provision for credit losses	114	386	—	—	500
Other operating expense	(1,327)	(3,486)	2,075	(4,359)	(7,097)
Administrative and overhead expense allocation	(1,516)	(1,303)	(171)	2,990	—
Income tax expense (benefit)	1,505	1,394	1,435	(476)	3,858
Net income (loss)	3,718	3,444	3,547	(907)	9,802
Total assets	578,764	756,432	482,032	56,295	1,873,523

(in thousands)	Retail	Wholesale	Treasury	All Other	Total
Three months ended March 31, 2003
Net interest income (loss)	$9,563	$7,655	$1,101	$(17)	$18,302
Intersegment net interest income (expense)	114	(496)	382	—	—
Provision for credit losses	440	3,890	—	—	4,330
Other operating expense	(898)	(2,748)	(446)	(4,039)	(8,131)
Administrative and overhead expense allocation	(1,755)	(1,361)	(191)	3,307	—
Income tax expense (benefit)	2,133	(272)	274	(266)	1,869
Net income (loss)	4,451	(568)	572	(483)	3,972
Total assets	682,409	456,487	464,695	53,168	1,656,759

NOTE D — Earnings Per Share Calculation

	Three months ended March 31,
	2004			2003
(in thousands, except per	Income	Shares	Per Share	Income	Shares	Per Share
share data)	(Numerator)	Denominator	Amount	(Numerator)	Denominator	Amount
Basic:
Net income	$9,802	4,310,629	$2.27	$3,972	4,251,894	$0.93
Effect of dilutive securities -
Stock incentive plan options	—	128,838	—	—	81,802	—
Diluted:
Net income and assumed conversions	$9,802	4,439,467	$2.21	$3,972	4,333,696	$0.92

2003 per share calculations have been restated to reflect the impact of the 10% stock dividend issued in June 2003.

NOTE E — Stock-Based Compensation

The Company has elected to apply the provisions of Accounting Principles Board No. 25 and provide the pro forma disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148.

The following table presents the pro forma effect on net income and earnings per share if the Company valued its stock based compensation under the fair value of accounting prescribed by SFAS No. 148:

	Three months ended
	March 31,
(in thousands, except per share data)	2004	2003
Net income:
As reported	$9,802	$3,972
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(129)	(45)
Proforma	$9,673	$3,927
Earnings per share:
Basic — as reported	$2.27	$1.03
Basic — pro forma	$2.24	$1.02
Diluted — as reported	$2.21	$1.01
Diluted — pro forma	$2.18	$1.00

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

Allowance for Credit Losses. The Company’s allowance for credit losses (the “Allowance”) represents management’s estimate of probable losses inherent in the loan portfolio. The Allowance is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the Allowance is based on the above factors along with prevailing economic conditions that may impact the borrowers’ ability to repay loans. Determination of the Allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

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

Impairment of Investments. The realization of the Company’s investment in certain mortgage/asset-backed securities and collateralized loan and bond obligations is dependent on the credit quality of the underlying borrowers and yields demanded by the marketplace. Increases in market interest rates and deteriorating credit quality of the underlying borrowers because of adverse conditions may result in impairment charges. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Since the collateralized loan and bond obligations do not have a liquid trading market, management’s estimate of value is based upon estimates of future returns that may or may not actually be realized. Accordingly, under different assumptions, the value could be adversely affected. As of March 31, 2004, approximately $27.8 million of these investments were carried on the books of the Company.

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

NET INCOME

Consolidated net income for the quarter ended March 31, 2004, totaled $9.8 million, an increase of $5.8 million, or 146.8%, over the same period in 2003. Diluted earnings per share for the first quarter of 2004 was $2.21 as compared to $0.92 for the same period in 2003, an increase of $1.29, or 140.2%. The increase was primarily due to increases in net interest income and net realized gains on the sale of securities and a decrease in the provision for credit losses, partially offset by an increase in noninterest expense.

The Company’s annualized return on average total assets for the quarter ended March 31, 2004 was 2.11% as compared to 0.97% for the same period last year. The Company’s annualized return on average stockholders’ equity was 22.71% for the quarter ended March 31, 2004, as compared to 10.54% for the same period in 2003.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $21.3 million for the quarter ended March 31, 2004, an increase of $3.0 million, or 16.0%, over the same period in 2003. The increase was primarily due to an increase in the net interest margin. For the quarter ended March 31, 2004, the Company’s net interest margin was 4.87%, an increase of 11 basis points (1% equals 100 basis points) over the same period in 2003. The increase in net interest margin reflects the lower interest rate environment in which the average rate paid on interest-bearing liabilities declined by 53 basis points, partially offset by a 34 basis point reduction in the average yield on interest-earning assets.

A comparison of net interest income for the three months ended March 31, 2004 and 2003 is set forth below on a taxable equivalent basis:

	Three Months Ended March 31,
		2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Interest-bearing deposit in other banks	$1,127	$4	1.43%	$10,147	$46	1.84%
Federal funds sold and securities purchased under agreement to resell	967	2	0.83	42,542	132	1.25
Taxable investment and mortgage/ asset-backed securities	408,507	4,098	4.03	340,169	3,681	4.39
Nontaxable investment securities	30,687	594	7.79	30,890	600	7.88
Loans (1)	1,332,010	22,313	6.74	1,152,321	20,684	7.28

Total interest-earning assets	1,773,298	27,011	6.13	1,576,069	25,143	6.47

Noninterest-earning assets:
Cash and due from banks	51,043			42,555
Premises and equipment — net	16,873			16,588
Other assets	53,406			51,677
Less allowance for credit losses	(28,877)			(29,300)

Total assets	$1,865,743			$1,657,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$564,900	$640	0.46%	$524,031	$930	0.72%
Time deposits	480,879	2,071	1.73	453,044	2,553	2.29
Short-term borrowings	188,140	542	1.16	9,668	43	1.8
Long-term debt	229,294	2,293	4.02	322,004	3,105	3.91

Total interest-bearing liabilities	1,463,213	5,546	1.52	1,308,747	6,631	2.05

Noninterest-bearing liabilities:
Demand deposits	206,137			171,569
Other liabilities	22,811			24,505

Total liabilities	1,692,161			1,504,821
Stockholders’ equity	173,582			152,768

Total liabilities and stockholders’ equity	$1,865,743			$1,657,589

Net interest income		21,465			18,512
Net interest margin on total earning assets			4.87%			4.76%
Taxable equivalent adjustment		(208)			(210)

Net interest income		$21,257			$18,302

(1) Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 2004, December 31, 2003 and March 31, 2003 follows:

	March 31,	December 31,	March 31,
(dollars in thousands)	2004	2003	2003
Nonperforming loans:
Commercial	$2,693	$3,264	$4,489
Real estate:
Commercial	357	708	3,906
Residential	1,574	1,756	3,105

Total real estate loans	1,931	2,464	7,011

Consumer	—	—	159

Total nonperforming loans	4,624	5,728	11,659
Other real estate owned	—	173	771

Total nonperforming assets	$4,624	$5,901	$12,430

Past due loans:
Commercial	$—	$—	$14
Real estate	—	213	—
Consumer	530	728	627

Total past due loans(1)	$530	$941	$641

Restructured loans:
Real estate:
Residential	$1,265	$1,413	$3,552

Total restructured loans(2)	$1,265	$1,413	$3,552

Nonperforming assets to total loans and other real estate owned (end of year):
Excluding 90 days past due accruing loans	0.34%	0.44%	1.07%
Including 90 days past due accruing loans	0.38%	0.51%	1.13%
Nonperforming assets to total assets (end of year):
Excluding 90 days past due accruing loans	0.25%	0.31%	0.75%
Including 90 days past due accruing loans	0.28%	0.36%	0.79%

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2) Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at March 31, 2004 totaled $4.6 million, a decrease of $7.8 million, or 62.8%, as compared to March 31, 2003. Other real estate owned was nil at March 31, 2004, compared to $771,000 at March 31, 2003. The decrease in nonperforming loans and other real estate owned reflects the improvement in sales activities and market values in the Hawaii real estate market.

Restructured loans were $1.3 million at March 31, 2004, a decrease of $2.3 million, or 64.4%, from March 31, 2003. The decrease was primarily due to the pay-off of certain residential loans.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(dollars in thousands)	2004		2003
Loans outstanding (end of period)	$1,349,512		$1,157,014

Average loans outstanding	$1,332,010		$1,152,321

Balance at beginning of period	$28,490		$27,123

Loans charged-off:
Commercial	280		695
Real estate -
Commercial	—		214
Residential	—		163
Consumer	1,524		1,375

Total loans charged-off	1,804		2,447

Recoveries on loans charged-off:
Commercial	495		1,242
Real estate -
Commercial	341		252
Residential	82		91
Consumer	582		619

Total recoveries on loans previously charged-off	1,500		2,204

Net charge-offs	(304)		(243)

Provision charged to expense	500		4,330

Balance at end of period	$28,686		$31,210

Net loans charged-off to average loans	0.09%	(1)	0.09%	(1)
Net loans charged-off to allowance for credit losses	4.26%	(1)	3.16%	(1)
Allowance for credit losses to total loans (end of period)	2.12%		2.70%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	6.20x		2.68x
Including 90 days past due accruing loans	5.56x		2.54x

(1) Annualized.

The provision for credit losses was $500,000 for the quarter ended March 31, 2004, a decrease of $3.8 million, or 88.5%, as compared to the same period last year. The provision for credit losses in the first quarter of 2003 was largely due to the aftershocks to the local economy and negative impact on the Company’s loan customers stemming from the global events (i.e., war in Iraq, turmoil in North Korea and the outbreak of SARS) and the resulting uncertainties. The reduction in the provision for credit losses in the quarter ended March 31, 2004 reflects a rebound from these events and uncertainties as well as favorable conditions in the Hawaii economy and real estate market.

The Allowance at March 31, 2004 was $28.7 million and represented 2.12% of total loans. The corresponding ratios at December 31, 2003 and March 31, 2003 were 2.12% and 2.70%, respectively.

The Allowance increased to 6.20 times nonperforming loans (excluding 90 days past due accruing loans) at March 31, 2004 from 2.68 times at March 31, 2003 as a result of the decrease in nonperforming loans.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 2004. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $7.4 million for the quarter ended March 31, 2004, an increase of $1.9 million, or 35.1%, over the same period in 2003.

Net realized gains on sales of securities increased $2.1 million, or 833.7%, for the quarter ended March 31, 2004 over the same period in 2003. The increase was primarily due to a gain of $2.6 million that resulted from the early pay-off of an asset-backed security, which had previously been written down by a $2.0 million impairment charge.

Other income decreased $327,000, or 28.5%, for the quarter ended March 31, 2004 over the same period in 2003, primarily due to a decrease in gain on sale of other real estate owned.

NONINTEREST EXPENSE

Noninterest expense totaled $14.5 million for the quarter ended March 31, 2004, an increase of $900,000, or 6.6%, from the same period in 2003. The efficiency ratio improved to 50.67% for the first quarter of 2004 as compared to 57.29% for the same period last year.

Salaries and employee benefits increased $801,000, or 11.2%, for the quarter ended March 31, 2004 from the same period in 2003. The increases were a result of higher incentive-based compensation and an increase in personnel to staff mainland loan offices.

The Company had $348,000 of expenses related to the merger proposal by Central Pacific Financial Corp. announced on April 16, 2003 — see discussion on “Merger Proposal.” These costs include attorney, investment bankers and advertising expenses.

INCOME TAXES

The Company’s effective income tax rate (exclusive of the tax equivalent adjustment) for the quarter ended March 31, 2004 was 28.2% as compared to 32.0% for the same period in 2003. The decrease in the Company's effective income tax rate for the quarter ended March 31, 2004 was due to the reversal of certain prior period excess income tax accruals totaling $600,000.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company’s operating activities provided $2.4 million in the quarter ended March 31, 2004, compared to using $57.7 million in the same period during 2003. The primary use of cash flow from operations was funding loans originated for sale, which totaled $54.4 million and $107.8 million in quarter ended March 31, 2004 and 2003, respectively. This was offset by the sale of $51.4 million of loans held for sale in quarter ended March 31, 2004, as compared to $42.2 million during the same period in 2003.

The Company’s most liquid assets are cash, interest-bearing deposits, Federal funds sold, investment securities available for sale and loans held for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2004, cash, interest-bearing deposits, Federal funds sold and available for sale loans, investment and mortgage/asset-backed securities totaled $363.1 million, a decrease of 1.0% from $366.8 million at March 31, 2003.

Investing activities provided cash flow of $45.8 million in the quarter ended March 31, 2004, compared to $38.0 million during the same period in 2003. The primary sources of cash for investing activities in the quarter ended March 31, 2004 were proceeds from sales and maturities of available-for-sale securities of $55.7 million and net loan payoffs of $36.3 million, which compares to $78.8 million and $17.7 million, respectively, during the same period in 2003.

Financing activities used cash of $38.3 million in the quarter ended March 31, 2004, compared to using $21.0 million during the same period in 2003. The primary source of cash flow from financing activities during the quarter ended March 31, 2004 was a net increase in deposits of $102.9 million and proceeds from long-term debt of $70 million, as compared to a decrease in deposits of $17.1 million and no proceeds from long-term debt in the quarter ended March 31, 2003. The primary uses of cash flows from financing activities during the quarter ended March 31, 2004 were the repayments of short-term borrowings and long-term debt totaling $210.0 million, which compares to $4.0 million during the same period in 2003.

At any time, the Company has a significant number of outstanding commitments to extend credit. These commitments take the form of approved lines of credit and loans and letters of credit. At March 31, 2004, loan commitments and guarantees on letters of credit were $324.6 million and $14.7 million, respectively.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at March 31, 2004 and 2003) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

			For Capital Adequacy
	Actual		Purposes		To Be Well-Capitalized
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2004:
Tier 1 capital (to risk weighted assets):
Consolidated	$174,033	11.30%	$61,594	4.00%	$	n/a	n/a	%
Bank	163,850	10.65	61,527	4.00		92,291	6.00
Total capital (to risk weighted assets):
Consolidated	193,430	12.56	123,188	8.00		n/a	n/a
Bank	183,225	11.91	123,054	8.00		153,818	10.00
Tier 1 capital (to average assets):
Consolidated	174,033	9.33	74,630	4.00		n/a	n/a
Bank	163,850	8.80	74,478	4.00		93,098	5.00
March 31, 2003:
Tier 1 capital (to risk weighted assets):
Consolidated	$151,244	12.60%	$48,015	4.00%	$	n/a	n/a	%
Bank	142,848	11.91	47,959	4.00		71,939	6.00
Total capital (to risk weighted assets):
Consolidated	166,478	13.87	96,030	8.00		n/a	n/a
Bank	158,063	13.18	95,918	8.00		119,898	10.00
Tier 1 capital (to average assets):
Consolidated	151,244	9.12	66,304	4.00		n/a	n/a
Bank	142,848	8.58	66,578	4.00		83,222	5.00

MERGER PROPOSAL

On April 23, 2004, the Parent Company announced that it had entered into a definitive merger agreement, pursuant to which it would merge with Central Pacific Financial Corp. (“CPF”). CPF has assets in excess of $2.2 billion, and is a bank holding company headquartered in Honolulu, Hawaii. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the third quarter of 2004.

Under the terms of the agreement, the aggregate per share consideration is equal to $20.00 in cash and 2.6752 shares of CPF common stock for each share of the Parent Company, for a total equity consideration of $420 million. The Parent Company’s shareholders can elect to be paid in cash or shares of CPF common stock, with pro-rata allocation to apportion consideration among the Parent Company shareholders to the extent the total elections for cash or stock differ from the aggregate amounts of cash and stock to be paid by CPF.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company disclosed both quantitative and qualitative analyses of market risks in its 2003 Form 10-K. No significant changes have occurred during the three months ended March 31, 2004.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, these officers have concluded that, as of March 31, 2004, the Company maintained effective disclosure controls and procedures. There have not been changes in the Company’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)       Exhibits

2.1*	Agreement and Plan of Merger, dated as of April 22, 2004, by and between Central Pacific Financial Corp. and CB Bancshares, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of CB Bancshares, Inc., filed April 27, 2004 (file no. 000-12396))

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Incorporated by reference

     (b)       Reports on Form 8-K

On January 21, 2004 the Company filed a Current Report on Form 8-K under “Item 12. Disclosure of Operations and Financial Condition.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC. (Registrant)

Date May 10, 2004	By	/s/ Dean K. Hirata

Dean K. Hirata Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.