Form 10-Q
period 2004-06-30
CB BANCSHARES INC/HI
filed 2004-08-06
CIK 316312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12396

CB BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Hawaii (State of Incorporation)	99-0197163 (IRS Employer Identification No.)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2004 was:

Class	Outstanding

Common Stock, $1.00 Par Value	4,437,694 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003
Assets
Cash and due from banks	$53,794	$46,566	$63,456
Interest-bearing deposits in other banks	1,118	1,343	1,285
Federal funds sold	6,170	400	415
Investment securities:
Held-to-maturity	101,154	134,163	167,459
Available-for-sale	235,224	302,646	189,043
Restricted	32,205	31,576	30,778
Loans held for sale	8,001	56,039	118,916
Loans, net	1,371,256	1,257,582	1,056,109
Premises and equipment	16,341	16,867	16,203
Other real estate owned	84	173	804
Accrued interest receivable and other assets	58,144	56,306	54,361

Total assets	1,883,491	$1,903,661	1,698,829

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$245,260	$217,148	$212,649
Interest-bearing	1,126,532	988,577	968,919

Total Deposits	1,371,792	1,205,725	1,181,568

Short-term borrowings	55,400	305,400	31,900
Accrued expenses and other liabilities	25,351	26,217	23,226
Long-term debt	244,380	194,389	299,398
Minority interest in consolidated subsidiary	2,720	2,720	2,720

Total liabilities	1,699,643	1,734,451	1,538,812

Stockholders’ equity:
Common stock	4,434	4,337	4,310
Additional paid-in capital	105,755	103,050	102,326
Retained earnings	75,007	56,542	47,241
Unreleased shares to employee stock ownership plan	(1,245)	(1,323)	(1,406)
Accumulated other comprehensive income, net of tax	(103)	6,604	7,546

Total stockholders’ equity	183,848	169,210	160,017

Total liabilities and stockholders’ equity	$1,883,491	$1,903,661	$1,698,829

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$22,002	$21,277	$44,315	$41,961
Interest and dividends on investment securities:
Taxable interest income	3,325	3,199	7,109	6,384
Nontaxable interest income	359	384	745	774
Dividends	318	398	632	894
Other interest income	6	41	12	219

Total interest income	26,010	25,299	52,813	50,232

Interest expense:
Deposits	2,876	2,919	5,587	6,402
Short-term borrowings	293	78	835	121
Long-term debt	2,370	3,088	4,663	6,193

Total interest expense	5,539	6,085	11,085	12,716

Net interest income	20,471	19,214	41,728	37,516
Provision for credit losses	500	550	1,000	4,880

Net interest income after provision for credit losses	19,971	18,664	40,728	32,636

Noninterest income:
Service charges on deposit accounts	1,160	1,131	2,252	2,242
Other service charges and fees	1,861	1,786	3,495	3,479
Net realized gains (losses) on sales on securities	2,822	(45)	5,175	207
Net gains on sales of loans	585	849	1,651	1,731
Item processing fee	494	501	973	926
Other	7,403	2,242	8,224	3,390

Total noninterest income	14,325	6,464	21,770	11,975

Noninterest expense:
Salaries and employee benefits	7,718	7,389	15,693	14,563
Net occupancy expense	1,809	1,658	3,532	3,287
Equipment expense	469	584	1,042	1,193
Merger proposal expenses	1,933	4,222	2,281	4,222
Other	4,414	4,864	8,337	9,094

Total noninterest expense	16,343	18,717	30,885	32,359

Income before income taxes	17,953	6,411	31,613	12,252
Income tax expense	6,132	2,051	9,990	3,920

Net income	$11,821	$4,360	$21,623	$8,332

Per share data:
Basic	$2.71	$1.02	$4.98	$1.95
Diluted	$2.63	$0.99	$4.84	$1.91

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

	Six months ended June 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$21,623	$8,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,000	4,880
Net realized gains on sale of loans, investment and mortgage-backed securities	(6,826)	(1,938)
Depreciation and amortization	2,511	2,443
Decrease in accrued interest receivable	604	445
Increase (decrease) in accrued interest payable	54	(293)
Loans originated for sale	(112,410)	(231,992)
Sale of loans held for sale	112,800	83,552
Increase in other assets	(2,442)	(2,398)
Increase in income taxes payable	5,458	925
Decrease in other liabilities	(1,948)	(5,344)
Other	(3,356)	(1,224)

Net cash provided by (used in) operating activities	17,068	(142,612)

Cash flows from investing activities:
Net decrease (increase) in deposits in other banks	225	(71)
Net decrease (increase) in federal funds sold	(5,770)	20,110
Purchase of held-to-maturity securities	—	(153,718)
Proceeds from maturities of held-to-maturity investment	32,064	97,400
securities Purchase of available-for-sale securities	—	(959)
Proceeds from sales of available-for-sale securities	45,572	133,718
Proceeds from maturities of available-for-sale securities	51,571	36,934
Net increase in loans	(101,804)	(23,739)
Capital expenditures	(600)	(926)
Proceeds from sales of foreclosed assets	3,162	2,741

Net cash provided by investing activities	24,420	111,490

Cash flows from financing activities:
Net increase (decrease) in deposits	166,067	18,341
Net increase (decrease) in short-term borrowings	(250,000)	21,500
Proceeds from long-term debt	70,000	—
Principal payments on long-term debt	(20,008)	(20,009)
Cash dividends paid	(3,158)	(901)
Options exercised	2,669	607
Cash in lieu payments on stock dividend	—	(97)
Stock repurchase	—	(12)
Unreleased ESOP shares	170	80

Net cash provided by (used in) financing activities	(34,260)	19,509

Increase (decrease) in cash and due from banks	7,228	(11,613)
Cash and due from banks at beginning of period	46,566	75,069

Cash and due from banks at end of period	$53,794	$63,456

Supplemental schedule of non-cash investing activities:
Interest paid on deposits and other borrowings	$11,030	$13,008
Income taxes paid	$4,532	$4,600
Securitization of mortgage loans into mortgage-backed securities classified as available-for-sale	$36,124	$129,166
Reclassification of loans from available-for-sale to held-to-maturity	$13,176	$—
Loan converted into other real estate owned	$308	$960

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
CB BANCSHARES, INC. AND SUBSIDIARIES

				Unreleased
				Shares to
				Employee	Accumulated
		Additional		Stock	Other
	Common	Paid-In	Retained	Ownership	Comprehensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total
Balance at January 1, 2004	4,337	$103,050	$56,542	$(1,323)	$6,604	$169,210
Comprehensive income
Net income	—	—	21,623	—	—	21,623
Other comprehensive income, net of tax Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	(6,707)	(6,707)
Comprehensive income subtotal	—	—	21,623	—	(6,707)	14,916

Cash dividends ($0.72 per share)	—	—	(3,158)	—	—	(3,158)

Options exercised	97	2,572	—	—	—	2,669
Directors’ compensation	—	41	—	—	—	41
ESOP shares	—	92	—	78	—	170

Balance at June 30, 2004	4,434	105,755	75,007	(1,245)	(103)	183,848

				Unreleased
				Shares to
				Employee	Accumulated
		Additional		Stock	Other
	Common	Paid-In	Retained	Ownership	Comprehensive
(in thousands, except per share data)	Stock	Capital	Earnings	Plan	Income	Total
Balance at January 1, 2003	3,898	$78,311	$63,679	$(1,486)	$6,607	$151,009
Comprehensive income
Net income	—	—	8,332	—	—	8,332
Other comprehensive income, net of tax Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	939	939

Comprehensive income subtotal	—	—	8,332	—	939	9,271

Cash dividends ($0.23 per share)	—	—	(901)	—	—	(901)
Options exercised	21	586	—	—	—	607
Stock dividend	391	23,381	(23,869)	—	—	(97)
Repurchased, cancelled and retired shares	—	(12)	—	—	—	(12)
ESOP shares	—	60	—	80	—	140

Balance at June 30, 2003	4,310	$102,326	$47,241	$(1,406)	$7,546	$160,017

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

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2003 have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

NEW ACCOUNTING PRINCIPLES

Financial Accounting Standard Board (“FASB”) Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities (VIEs) as defined. The Interpretation applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in VIEs that an enterprise acquired before February 1, 2003, the Interpretation is applicable in the first fiscal year or interim period beginning after June 15, 2003. In December 2003, the FASB revised Interpretation No. 46, which replaced its original interpretation issued in January 2003, and among other things, revised certain effective dates. At June 30, 2004, the Company had no variable interests in a variable interest entity requiring consolidation or disclosure in accordance with the Interpretation.

Emerging Issues Task Force (“EITF”) 03-01. In March 2004, the FASB ratified EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 requires the use of fair values calculated for cost method investments in connection with SFAS No. 107, “Disclosures about Fair Value Instruments,” or other activities, to be used to determine whether an investment is impaired. The impairment would be applied prospectively to all current and future investments, within the scope of EITF Issue No. 03-01, effective in reporting periods beginning after June 15, 2004. The Company’s adoption of EITF Issue No. 03-01 (effective July 1, 2004) is not expected to have a significant effect on the Company’s financial condition and results of operations. EITF Issue No. 03-01 further specifies disclosures an investor should provide about unrealized losses that have not been recognized as other-than-temporary impairments for cost method investments. These disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004.

EITF Issue No. 03-16. In March 2004, the EITF reached a consensus regarding Issue No. 03-16, “Accounting for Investments in Limited Liability Companies.” EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of

Position No. 78-9, “Accounting for Investments in Real Estate Ventures.” EITF 03-16 is effective for the first period beginning after June 15, 2004, and will be applied as a change in accounting principle with a cumulative effect reflected in the income statement. EITF 03-16 will not have a material affect on the Company’s financial condition and results of operations.

NOTE B — Loans

The loan portfolio consisted of the following at the dates indicated:

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003
Commercial and financial	$257,709	$245,875	$228,420
Real estate:
Construction	147,283	98,237	69,888
Commercial	492,305	403,946	262,583
Residential	341,829	367,685	374,140
Installment and consumer	171,556	180,064	159,382

Gross loans	1,410,682	1,295,807	1,094,413
Less:
Unearned discount	2,687	2,453	1,938
Net deferred loan fees	8,177	7,282	4,942
Allowance for credit losses	28,562	28,490	31,424

Loans, net	$1,371,256	$1,257,582	$1,056,109

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

(in thousands)	Retail	Wholesale	Treasury	All Other	Total
Six months ended June 30, 2004
Net interest income	$15,109	$23,646	$3,001	$(28)	$41,728
Intersegment net interest income (expense)	447	(3,223)	2,776	—	-
Provision for credit losses	214	786	—	—	1,000
Other operating expense	(2,759)	(4,661)	4,473	(6,168)	(9,115)
Administrative and overhead					-
expense allocation	(844)	(823)	(92)	1,759	-
Income tax expense (benefit)	3,656	4,408	3,164	(1,238)	9,990
Net income (loss)	8,083	9,745	6,994	(3,199)	21,623
Total assets	549,674	843,932	432,356	57,529	1,883,491

(in thousands)	Retail	Wholesale	Treasury	All Other	Total
Six months ended June 30, 2003
Net interest income	$19,298	$16,294	$1,956	$(32)	$37,516
Intersegment net interest income (expense)	236	(1,216)	980	—	—
Provision for credit losses	532	4,348	—	—	4,880
Other operating expense	(2,533)	(6,130)	(989)	(10,732)	(20,384)
Administrative and overhead expense allocation	(2,609)	(2,062)	(284)	4,955	—
Income tax expense (benefit)	4,479	820	537	(1,916)	3,920
Net income (loss)	9,381	1,718	1,126	(3,893)	8,332
Total assets	675,475	511,969	455,640	55,745	1,698,829

NOTE D — Earnings Per Share Calculation

	Quarter ended June 30,
	2004			2003
			Per			Per
(in thousands, except number of shares	Income	Shares	Share	Income	Shares	Share
and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic:
Net income	$11,821	4,367,699	$2.71	$4,360	4,268,277	$1.02
Effect of dilutive securities -
Stock incentive plan options	—	125,141	0.08	—	113,883	0.03

Diluted:
Net income and assumed conversions	$11,821	4,492,840	$2.63	$4,360	4,382,160	$0.99

	Six months ended June 30,
	2004			2003
			Per			Per
(in thousands, except number of shares	Income	Shares	Share	Income	Shares	Share
and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic:
Net income	$21,623	4,339,164	$4.98	$8,332	4,260,131	$1.95
Effect of dilutive securities -
Stock incentive plan options	—	126,731	0.14	—	105,883	0.04

Diluted:
Net income and assumed conversions	$21,623	4,465,895	$4.84	$8,332	4,366,014	$1.91

Earnings per share calculations have been retroactively restated to reflect the impact of the 10% stock dividend issued in June 2003.

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

The following table presents the pro forma effect on net income and earnings per share if the Company valued its stock based compensation under the fair value of accounting prescribed by SFAS No. 148:

	Six months ended
	June 30,
(in thousands, except per share data)	2004	2003
Net income:
As reported	$21,623	$8,332
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(257)	(115)

Proforma	$21,366	$8,217

Earnings per share:
Basic — as reported	$4.98	$1.95
Basic — pro forma	$4.92	$1.93
Diluted — as reported	$4.84	$1.91
Diluted — pro forma	$4.78	$1.88

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements relating to future results of the Company (including certain projections and business trends) that are considered “forward-looking statements.” Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s market, equity and bond market fluctuations, personal and corporate customers’ bankruptcies and financial condition, inflation and results of litigation. The merger proposal and costs related thereto could also have a material effect on future operating results — see further discussion in “Merger Proposal.” Accordingly, historical performance, as well as reasonably applied projections and assumptions, may not be a reliable indicator of future earnings due to risks and uncertainties. As circumstances, conditions or events change that affect the Company’s assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

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

Impairment of Investments. The realization of the Company’s investment in certain mortgage/asset-backed securities and collateralized loan and bond obligations is dependent on the credit quality of the underlying borrowers and yields demanded by the marketplace. Increases in market interest rates and deteriorating credit quality of the underlying borrowers because of adverse conditions may result in impairment charges. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Since the collateralized loan and bond obligations do not have a liquid trading market, management’s estimate of value is based upon estimates of future returns that may or may not actually be realized. Accordingly, under different assumptions, the value could be adversely affected. As of June 30, 2004, approximately $20.5 million of these investments were carried on the books of the Company.

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

NET INCOME

Consolidated net income for the quarter ended June 30, 2004, totaled $11.8 million, an increase of $7.5 million, or 171.1%, over the same quarter last year. Consolidated net income for the six months ended June 30, 2004, totaled $21.6 million, an increase of $13.3 million, or 159.5%, over the same period in 2003. Diluted earnings per share for the second quarter of 2004 was $2.63 as compared to $0.99 for the same period in 2003, an increase of $1.64, or 165.7%. For the six months ended June 30, 2004, diluted earnings per share was $4.84, an increase of $2.93, or 153.4%, over the same period in 2003. The increase in consolidated net income for the quarter ended June 30, 2004, over the corresponding period in 2003, was primarily due to an increase in net interest income, gains on the sale of securities, other income and a decrease in merger proposal expenses. The increase in consolidated net income for the six months ended June 30, 2004, over the corresponding period in 2003, was primarily due to an increase in net interest income, gains on the sale of securities, other income and a decrease in the provision for credit losses and merger proposal expenses.

The Company’s annualized return on average total assets for the six months ended June 30, 2004 was 2.33% as compared to 1.01% for the same period last year. The Company’s annualized return on average stockholders’ equity was 24.57% for the six months ended June 30, 2004, as compared to 10.83% for the same period last year.

Hawaii’s economy for the first half of 2004 showed improvement. During this time, there was some slowing in the recent growth in the construction industry due to a strike by concrete workers. For the first five months of 2004, total visitor arrivals were up 17.0% compared with the same period in 2003, with domestic arrivals reaching a new record for the month of May. Residential building permits issued increased 59.7% for the first five months of 2004 compared to the same period in 2003. Residential home sales on Oahu for the first five months of 2004 totaled $1.7 billion, an increase of 10.2% over the same period last year. The median sales price for single-family homes and condominiums increased over the same period last year by 21.9% and 17.5%, respectively. The state’s seasonally adjusted unemployment rate was 3.1% and 4.4% in June 2004 and June 2003, respectively.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, was $20.7 million for the quarter ended June 30, 2004, an increase of $1.2 million, or 6.4%, over the same period in 2003. The increase for the quarter ended June 30, 2004 was due to a $188.9 million increase in the average balance of interest earning assets and a $134.9 million rise in the average balance of interest-bearing liabilities, partially offset by a 22 basis point decrease in the net interest margin (to 4.66%).

Net interest income, on a taxable equivalent basis, was $42.1 million for the six months ended June 30, 2004, an increase of $4.2 million, or 11.1%, over the same period in 2003. The increase for the six months ended June 30, 2004 was due to a $193.0 million increase in the average balance of interest-earning assets and a $144.7 million rise in the average balance of interest-bearing liabilities, partially offset by a 6 basis point decrease in the net interest margin (to 4.76%).

A comparison of net interest income for the quarter and six months ended June 30, 2004 and 2003 is set forth below on a taxable equivalent basis:

	Quarter Ended June 30,						Six Months Ended June 30,
	2004			2003			2004			2003
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands of dollars)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Interest-bearing deposits in Other banks	$1,233	$3	0.98%	$7,144	$33	1.85%	$1,180	$7	1.19%	$8,637	$80	1.87%
Federal funds sold and Securities purchased under Agreement to resell	1,099	3	1.10	2,664	8	1.20	1,033	5	0.97	22,493	139	1.25
Taxable investment Securities	363,907	3,643	4.03	377,218	3,597	3.82	386,207	7,741	4.03	358,796	7,278	4.09
Nontaxable investment securities	30,703	552	7.23	30,643	591	7.74	30,695	1,146	7.51	30,766	1,191	7.81
Loans (1)	1,387,038	22,002	6.38	1,177,394	21,277	7.25	1,359,524	44,315	6.56	1,164,927	41,961	7.26

Total earning assets	1,783,980	26,203	5.91	1,595,063	25,506	6.41	1,778,639	53,214	6.02	1,585,619	50,649	6.44

Nonearning assets:
Cash and due from banks	45,417			42,497			48,230			42,526
Premises and equipment-net	16,605			16,385			16,739			16,486
Other assets	55,432			57,497			54,419			54,603
Less allowance for loan losses	(28,719)			(31,184)			(28,798)			(30,247)

Total assets	$1,872,715			$1,680,258			$1,869,229			$1,668,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$620,056	$855	0.55%	$535,927	$765	0.57%	$592,478	$1,495	0.51%	$530,012	$1,695	0.64%
Time deposits	481,115	2,021	1.69	439,268	2,154	1.97	480,997	4,092	1.71	446,118	4,707	2.13
Short-term borrowings	100,772	293	1.17	22,961	78	1.36	144,456	835	1.16	16,351	121	1.49
Long-term debt	246,982	2,370	3.86	315,735	3,088	3.92	238,138	4,663	3.94	318,852	6,193	3.92

Total interest-bearing
Deposits and liabilities	1,448,925	5,539	1.54	1,313,891	6,085	1.86	1,456,069	11,085	1.53	1,311,333	12,716	1.96

Noninterest-bearing liabilities:
Demand deposits	220,051			183,951			213,094			177,794
Other liabilities	23,313			24,843			23,062			24,676

Total liabilities	1,692,289			1,522,685			1,692,225			1,513,803
Stockholders’ equity	180,426			157,573			177,004			155,184

Total liabilities and Stockholders’ equity	$1,872,715			$1,680,258			$1,869,229			$1,668,987

Net interest income and margin on total earning assets		20,664	4.66%		19,421	4.88%		42,129	4.76%		37,933	4.82%

Taxable equivalent adjustment		(193)			(207)			(401)			(417)

Net interest income		$20,471			$19,214			$41,728			$37,516

(1)	Yields and amounts earned include loan fees. Nonaccrual loans have been included in earning assets for purposes of these computations.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 2004, December 31, 2003 and June 30, 2003 follows:

	June 30,	December 31,	June 30,
(in thousands of dollars)	2004	2003	2003
Nonperforming assets:
Nonperforming loans:
Commercial	$2,230	$3,264	$3,212
Real estate:
Commercial	330	708	3,202
Residential	1,610	1,756	3,734

Total real estate loans	1,940	2,464	6,936

Consumer	—	—	181

Total nonperforming loans	4,170	5,728	10,329
Other real estate owned	84	173	804

Total nonperforming assets	$4,254	$5,901	$11,133

Past due loans:
Real estate	$—	$213	$—
Consumer	546	728	510

Total past due loans (1)	$546	$941	$510

Total restructured real estate-residential loans (2)	$—	$1,413	$2,644

Nonperforming assets to total loans and other real estate owned (end of period):
Excluding 90 days past due accruing loans	0.30%	0.44%	0.92%
Including 90 days past due accruing loans	0.34%	0.51%	0.97%
Nonperforming assets to total assets (end of period):
Excluding 90 days past due accruing loans	0.23%	0.31%	0.66%
Including 90 days past due accruing loans	0.25%	0.36%	0.69%

(1)	Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

(2)	Represents loans which have been restructured, are current and still accruing interest.

Nonperforming loans at June 30, 2004 totaled $4.2 million, a decrease of $6.2 million, or 59.6%, as compared to June 30, 2003. Other real estate owned was $84,000 at June 30, 2004, a decrease of $720,000, or 89.6%, from June 30, 2003. The decrease in nonperforming loans and other real estate owned reflects management’s continuing efforts to improve asset quality and the improvement in the Hawaii real estate market and economic environment.

There were no restructured loans at June 30, 2004, compared to $2.6 million at June 30, 2003.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Six months ended June 30,
(in thousands of dollars)	2004		2003
Loans outstanding (end of period) (1)	$1,407,819		$1,206,449

Average loans outstanding (1)	$1,359,524		$1,164,927

Balance at beginning of period	$28,490		$27,123
Loans charged off:
Commercial	406		1,253
Real estate:
Commercial	—		473
Residential	7		163
Consumer	2,789		2,480

Total loans charged off	3,202		4,369

Recoveries on loans charged off:
Commercial	657		1,766
Real estate:
Commercial	360		347
Residential	184		567
Consumer	1,073		1,110

Total recoveries on loans previously charged off	2,274		3,790

Net charge-offs	(928)		(579)

Provision charged to expense	1,000		4,880

Balance at end of period	$28,562		$31,424

Net loans charged off to average loans	0.14%	(2)	0.10	% (2)
Net loans charged off to allowance for credit losses	6.53%	(2)	3.72	% (2)
Allowance for credit losses to total loans (end of period)	2.03%		2.60%
Allowance for credit losses to nonperforming loans (end of period):
Excluding 90 days past due accruing loans	6.85x		3.04x
Including 90 days past due accruing loans	6.06x		2.90x

(1) Includes loans held for sale.

(2) Annualized.

The provision for credit losses was $500,000 and $1.0 million for the second quarter and six months ended June 30, 2004, respectively, a decrease of $50,000, or 9.1%, and $3.9 million, or 79.5%, respectively, compared to the same periods in 2003. The Company’s lower provision for the six months ended June 30, 2004, as compared to the same period in 2003, reflects the improvement in asset quality (nonperforming assets declined to $4.3 million at June 30, 2004 from $11.1 million at June 30, 2003).

The Allowance at June 30, 2004 was $28.6 million and represented 2.03% of total loans. The corresponding ratios at December 31, 2003 and June 30, 2003 were 2.12% and 2.60%, respectively.

The Allowance increased to 6.85 times nonperforming loans (excluding 90 days past due accruing loans) at June 30, 2004 from 3.04 times at June 30, 2003 as a result of the decrease in nonperforming loans.

In management’s judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at June 30, 2004. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income was $14.3 million and $21.8 million for the second quarter and six months ended June 30, 2004, respectively, an increase of $7.9 million, or 121.6%, and $9.8 million, or 81.8%, respectively, over the same periods in 2003.

The increase for the second quarter ended June 30, 2004 was due primarily to: 1) a $2.9 million increase in net realized gains on the sale of securities ($2.5 million that resulted from the early pay-off of asset-backed securities); 2) litigation settlement of $4.0 million; and 3) a $2.7 million gain on sale of other real estate owned.

NONINTEREST EXPENSE

Noninterest expense totaled $16.3 million and $30.9 million for the second quarter and six months ended June 30, 2004, respectively, a decrease of $2.4 million, or 12.7%, and $1.5 million, or 4.6%, respectively, compared to the same periods in 2003. The decrease for second quarter and six months ended June 30, 2004 was primarily due to a reduction in merger proposal expenses (costs include attorney, investment bankers and advertising expenses — see discussion on “Merger Proposal.”), which decreased by $2.3 million and $1.9 million, respectively.

INCOME TAXES

The Company’s effective income tax rate for the first six months of 2004 was 31.6% as compared to 32.0% for the same period in 2003, and is below the statutory rate primarily due to utilization of state investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated statements of cash flows identify three major sources and uses of cash as operating, investing and financing activities. The Company’s operating activities provided $17.1 million in the six months ended June 30, 2004, compared to using $142.6 million in the same period during 2003. The primary source of cash flow from operations was proceeds of $112.8 million from the sale of loans held for sale in the six months ended June 30, 2004, as compared to $83.6 million during the same period in 2003. This was offset by funding loans originated for sale, which totaled $112.4 million and $232.0 million in the six months ended June 30, 2004 and 2003, respectively.

The Company’s most liquid assets are cash, interest-bearing deposits, Federal funds sold, investment securities available for sale and loans held for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2004, cash, interest bearing deposits, Federal funds sold, available for sale investment and mortgage/asset-backed securities and loans held for sale totaled $304.3 million, a decrease of 18.4% from $373.1 million at June 30, 2003.

Investing activities provided cash flow of $24.4 million in the six months ended June 30, 2004, compared to $111.5 million during the same period in 2003. The primary sources of cash from investing activities in the six months ended June 30, 2004 were proceeds from sales and maturities of available-for-sale securities of $97.1 million, which compares to $170.6 million during the same period in 2003.

Financing activities used cash of $34.3 million in the six months ended June 30, 2004, compared to providing $19.5 million during the same period in 2003. The primary use of cash flows from financing activities during the six months ended June 30, 2004 were the net decrease in short-term borrowings of $250.0 million, which compares to a $21.5 million increase during the same period in 2003. The reduction in short-term borrowings was funded primarily by the $166.1 million increase in deposits.

At June 30, 2004, as compared to June 30, 2003, the Company had $1.9 billion in assets, up 10.9%; $1.4 billion in loans, up 16.7%; and $1.4 billion in deposits, up 16.1%.

The Company and the Bank are subject to capital standards promulgated by the Federal banking agencies and the Hawaii Division of Financial Institutions. Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table at June 30, 2004 and 2003) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

REGULATORY CAPITAL

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004
Tier 1 capital (to risk-weighted assets):
Consolidated	$186,671	11.50%	$64,933	4.00%	N/A
Bank	175,081	10.80	64,824	4.00	$97,236	6.00%
Total capital (to risk weighted assets):
Consolidated	$207,096	12.76%	$129,867	8.00%	N/A
Bank	195,472	12.06	129,647	8.00	$162,059	10.00%
Tier 1 capital (to average assets):
Consolidated	$186,671	9.97%	$74,909	4.00%	N/A
Bank	175,081	9.37	74,756	4.00	$93,445	5.00%

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003
Tier 1 capital (to risk-weighted assets):
Consolidated	$155,191	12.24%	$50,717	4.00%	N/A
Bank	148,761	11.75	50,630	4.00	$75,945	6.00%
Total capital (to risk weighted assets):
Consolidated	$171,280	13.51%	$101,434	8.00%	N/A
Bank	164,823	13.02	101,259	8.00	$126,574	10.00%
Tier 1 capital (to average assets):
Consolidated	$155,191	9.24%	$67,210	4.00%	N/A
Bank	148,761	8.90	66,884	4.00	$83,604	5.00%

MERGER PROPOSAL

On April 23, 2004, the Parent Company announced that it had entered into a definitive merger agreement, pursuant to which it would merge with Central Pacific Financial Corp. (“CPF”). CPF has assets in excess of $2.4 billion (at June 30, 2004), and is a bank holding company headquartered in Honolulu, Hawaii. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the third quarter of 2004.

A special meeting of the shareholders of the Parent Company is scheduled to be held on September 13, 2004 to vote on the approval of the merger agreement. A special meeting of the shareholders of CPF is also scheduled to be held on September 13, 2004 to vote on, among other things, the approval of the merger agreement.

Under the terms of the merger agreement, CPF and the Parent Company have dismissed with prejudice all lawsuits filed by one party against the other related to the merger since May 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company disclosed both quantitative and qualitative analyses of market risks in its 2003 Form 10-K. No significant changes have occurred during the six months ended June 30, 2004.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon that evaluation, these officers have concluded that, as of June 30, 2004, the Company maintained effective disclosure controls and procedures. There have not been changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 29, 2004, the stockholders voted on and elected three directors for a term of three years expiring in 2007, or until their successors are elected:

Name	For	Withheld
Tomio Fuchu	3,386,181	609,365
Duane K. Kurisu	3,385,566	609,980
Mike K. Sayama	3,386,300	609,246

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

2.1	Agreement and Plan of Merger, dated as of April 22, 2004, by and between Central Pacific Financial Corp. and CB Bancshares, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of CB Bancshares, Inc., filed April 27, 2004 (file no. 000-12396))
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

On April 12, 2004 the Company filed a Current Report on Form 8-K under “Item 12. Disclosure of Operations and Financial Condition.”

On April 27, 2004 the Company filed a Current Report on Form 8-K under “Item 5. Other Events and Regulation FD Disclosures.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB BANCSHARES, INC. (Registrant)
Date August 6, 2004	By /s/ Dean K. Hirata
Dean K. Hirata
Senior Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of April 22, 2004, by and between Central Pacific Financial Corp. and CB Bancshares, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of CB Bancshares, Inc., filed April 27, 2004 (file no. 000-12396))
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002